Form 10-Q
period 2019-09-30
Pennant Group, Inc.
filed 2019-11-12
CIK 1766400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2019.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to                     .
Commission file number: 001-38900
__________________________
THE PENNANT GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-3349931
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1675 E Riverside Drive, Suite 150
Eagle, ID 83616
(Address of Principal Executive Offices and Zip Code)
(208) 506-6100
(Registrant’s Telephone Number, Including Area Code)
_____________________________

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PNTG	Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 12, 2019, 27,846,772 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

The separation of The Pennant Group, Inc. from The Ensign Group, Inc. became effective at 12:01 a.m. Eastern Standard time on October 1, 2019. As a result of this separation, the home health and hospice agencies and substantially all of the senior living businesses separated from The Ensign Group, Inc. that were referred to as “New Ventures” in the registration statement of Form 10 are referred to as the The Pennant Group, Inc. within this report.

THE PENNANT GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

The financial statements and related footnotes as of September 30, 2019 should be read in conjunction with the New Ventures financial statements for the year ended December 31, 2018 contained in Exhibit 99.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10 as filed with the U.S. Securities and Exchange Commission on September 3, 2019, which became effective on September 9, 2019 (the “Information Statement” or “Form 10”).

Item 1.        Financial Statements

THE PENNANT GROUP, INC.
CONDENSED COMBINED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash	$47	$41
Accounts receivable—less allowance for doubtful accounts of $1,045 and $616, respectively	30,249	24,469
Prepaid expenses and other current assets	3,605	4,613
Total current assets	33,901	29,123
Property and equipment, net	13,719	10,458
Right-of-use assets (Note 13)	239,101	—
Restricted and other assets	1,559	2,464
Intangible assets, net	53	78
Goodwill	41,233	30,892
Other indefinite-lived intangibles	33,462	25,136
Total assets	$363,028	$98,151
Liabilities and equity
Current liabilities:
Accounts payable	$4,744	$4,390
Accrued wages and related liabilities	14,579	12,786
Lease liabilities—current (Note 13)	13,611	—
Other accrued liabilities	17,659	12,371
Total current liabilities	50,593	29,547
Long-term lease liabilities—less current portion (Note 13)	227,388	—
Other long-term liabilities	691	3,316
Total liabilities	278,672	32,863
Commitments and contingencies
Equity:
Net parent investment	71,104	55,856
Noncontrolling interest	13,252	9,432
Total equity	84,356	65,288
Total liabilities and equity	$363,028	$98,151
See accompanying notes to condensed combined financial statements.

THE PENNANT GROUP, INC.
CONDENSED COMBINED STATEMENTS OF INCOME
(In thousands, except for per-share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$88,398	$72,953	$249,039	$210,721

Expense
Cost of services	68,286	54,167	190,053	156,108
Rent—cost of services (Note 13)	8,538	7,776	25,368	23,065
General and administrative expense	8,577	4,465	23,710	13,456
Depreciation and amortization	1,071	742	2,843	2,177
Total expenses	86,472	67,150	241,974	194,806
Income from operations	1,926	5,803	7,065	15,915
Provision for income taxes	123	1,388	91	3,588
Net income	1,803	4,415	6,974	12,327
Less: net income attributable to noncontrolling interest	279	43	629	413
Net income attributable to The Pennant Group, Inc.	$1,524	$4,372	$6,345	$11,914
Earnings per share (Note 5):
Basic and diluted	$0.06	$0.16	$0.25	$0.44
Weighted average common shares outstanding:
Basic and diluted	27,834	27,834	27,834	27,834
See accompanying notes to condensed combined financial statements.

THE PENNANT GROUP, INC.
CONDENSED COMBINED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Net Parent Investment	Non-Controlling Interest	Total
	(In thousands)
Total Equity as of December 31, 2018	$55,856	$9,432	$65,288
Noncontrolling interest attributable to subsidiary equity plan	(317)	658	341
Net income attributable to noncontrolling interest		150	150
Net transfer from parent	4,411		4,411
Net income attributable to The Pennant Group, Inc.	1,334		1,334
Total Equity as of March 31, 2019	61,284	10,240	71,524
Noncontrolling interest attributable to subsidiary equity plan	(2,497)	2,733	236
Net income attributable to noncontrolling interest		200	200
Net transfer from parent	11,041		11,041
Net income attributable to The Pennant Group, Inc.	3,487		3,487
Total Equity as of June 30, 2019	73,315	13,173	86,488
Noncontrolling interest attributable to subsidiary equity plan	(177)	194	17
Stock repurchase related to subsidiary equity plan		(394)	(394)
Net income attributable to noncontrolling interest		279	279
Net transfer from parent	(3,558)		(3,558)
Net income attributable to The Pennant Group, Inc.	1,524		1,524
Total Equity as of September 30, 2019	$71,104	$13,252	$84,356

	Net Parent Investment	Non-Controlling Interest	Total
	(In thousands)
Total Equity as of December 31, 2017	$54,996	$4,920	$59,916
Noncontrolling interest attributable to subsidiary equity plan	(79)	417	338
Net income attributable to noncontrolling interest		89	89
Net transfer to parent	(941)		(941)
Net income attributable to The Pennant Group, Inc.	3,381		3,381
Total Equity as of March 31, 2018	$57,357	$5,426	$62,783
Noncontrolling interest attributable to subsidiary equity plan	(1,884)	2,228	344
Net income attributable to noncontrolling interest		281	281
Net transfer to parent	(5,065)		(5,065)
Net income attributable to The Pennant Group, Inc.	4,161		4,161
Total Equity as of June 30, 2018	$54,569	$7,935	$62,504
Noncontrolling interest attributable to subsidiary equity plan	(193)	541	348
Net income attributable to noncontrolling interest		43	43
Net transfer to parent	(3,576)		(3,576)
Net income attributable to The Pennant Group, Inc.	4,372		4,372
Total Equity as of September 30, 2018	$55,172	$8,519	$63,691

See accompanying notes to condensed combined financial statements.

THE PENNANT GROUP, INC.
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$6,974	$12,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,843	2,177
Provision for doubtful accounts	630	167
Share-based compensation	1,395	1,790
Non-cash leasing arrangement (Note 13)	175	—
Change in operating assets and liabilities
Accounts receivable	(6,410)	(2,440)
Prepaid expenses and other assets	(254)	377
Operating lease obligations	(141)	—
Accounts payable	(97)	678
Accrued wages and related liabilities	1,793	(2)
Other accrued liabilities	5,288	201
Other long-term liabilities	—	927
Net cash provided by operating activities	12,196	16,202
Cash flows from investing activities:
Purchase of property and equipment	(4,635)	(3,005)
Cash payments for business acquisitions, net of cash received	(18,760)	(1,625)
Cash payments for asset acquisitions	(20)	(398)
Escrow deposits	—	(13)
Restricted and other assets	909	(504)
Net cash used in investing activities	(22,506)	(5,545)
Cash flows from financing activities:
Proceeds from sale of subsidiary shares	2,293	1,972
Repurchase of subsidiary shares	(2,687)	(1,972)
Net investment from/(to) parent	10,710	(10,652)
Net cash provided by/(used in) financing activities	10,316	(10,652)
Net increase in cash	6	5
Cash beginning of period	41	36
Cash end of period	$47	$41

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Lease liabilities	$25,369	$—
Non-cash financing and investing activity:
Capital expenditures	$701	$801
Right-of-use assets obtained in exchange for new operating lease obligations	$8,665	$—
See accompanying notes to condensed combined financial statements.

THE PENNANT GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)

1. DESCRIPTION OF BUSINESS

The Pennant Group, Inc. (“Pennant,” the “Company,” “it,” or “its”), is comprised of the home health and hospice agencies and substantially all of the senior living businesses of The Ensign Group, Inc. (NASDAQ: ENSG) (“Ensign" or the “Parent”). As of September 30, 2019, the Company’s subsidiaries operated 63 home health, hospice and home care agencies and 52 senior living communities located in Arizona, California, Colorado, Idaho, Iowa, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin, and Wyoming.
On October 1, 2019, Ensign completed the separation of Pennant (the “Spin-Off”). To accomplish the Spin-Off, Ensign contributed the Company’s assets and liabilities into Pennant and distributed to Ensign’s stockholders all of the outstanding shares of Pennant common stock. Each Ensign stockholder received a distribution of one share of Pennant common stock for every two shares of Ensign's common stock plus cash in lieu of fractional shares. Additionally, the noncontrolling interest was converted into shares of Pennant at the established conversion ratio. As a result of the Spin-Off on October 1, 2019, Pennant began trading as an independent company on the NASDAQ under the symbol “PNTG.”
Certain of the Company’s subsidiaries, collectively referred to as the Service Center, provide accounting, payroll, human resources, information technology, legal, risk management, and other services to the operations through contractual relationships.
Each of the Company’s affiliated operations are operated by separate, independent subsidiaries that have their own management, employees and assets. Each of Ensign's affiliated operations are operated by separate, independent subsidiaries that have their own management, employees, and assets. References herein to the consolidated “Company,” “Parent” and “its” assets and activities is not meant to imply, nor should it be construed as meaning, that The Pennant Group, Inc. or The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries, are operated by The Pennant Group, Inc. or The Ensign Group, Inc.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The accompanying unaudited condensed combined financial statements of the Company (the “Interim Financial Statements”) have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Ensign. The Interim Financial Statements reflect the Company's financial position, results of operations and cash flows as the business was operated as part of Ensign prior to the Spin-Off, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the regulations of the SEC. Management believes that the Interim Financial Statements reflect, in all material respects, all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The results of operations for the three and nine months ended September 30, 2019 and the cash flows for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.
The Condensed Combined Balance Sheet as of December 31, 2018 is derived from the Company's annual audited combined Financial Statements for the fiscal year ended December 31, 2018 which should be read in conjunction with these Condensed Combined Financial Statements and which are included in the Company's Registration Statement on Form 10, as amended and filed with the SEC on September 3, 2019. Certain information in the accompanying footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with GAAP.
All intercompany transactions and balances between the various legal entities comprising the Company have been eliminated in the Interim Financial Statements. The condensed combined statements of income reflect income that is attributable to the Company and the noncontrolling interest.
The Company consists of various limited liability companies and corporations established to operate home health, hospice, home care, and senior living operations. The condensed combined balance sheets of the Company include assets and liabilities of Ensign that are specifically identifiable or otherwise attributable to the Company. Revenue was derived from transactional information specific to the Company’s services provided. The costs in the condensed combined statements of income reflect direct and allocated costs.

THE PENNANT GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS - (Continued)

The financial information included herein may not reflect the condensed combined financial position, results of operations, changes in equity, and cash flows of the Company in the future, and does not reflect what they would have been had the Company been operated as a separate, stand-alone entity during the periods presented.
Cost Allocation - The Interim Financial Statements include allocations of costs for certain shared services provided to the Company by Ensign subsidiaries. Such allocations include, but are not limited to, executive management, accounting, human resources, information technology, compliance, legal, payroll, insurance, tax, treasury, and other general and administrative items. These costs were allocated to the Company on a basis of revenue, location, employee count, or other measures. These cost allocations are reflected within general and administrative expense in the condensed combined statements of income, including for share-based compensation expenses disclosed in Note 12, Options and Awards. The amount of general and administrative costs allocated for the three and nine months ended September 30, 2019, inclusive of share-based compensation expense were $8,577 and $23,710, respectively, and for the three and nine months ended September 30, 2018 were $4,465 and $13,456, respectively. Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the services provided to us during the periods presented.
Ensign is partially self-insured for healthcare, general and professional liability, and workers’ compensation, and historically allocated premium expense to all subsidiaries of Ensign in its accounting records. To reflect all of the insurance costs, quarterly actuary determined adjustments were allocated to the Company based on the proportional historical premium expense. No self-insurance accruals have been allocated to the Company as these accruals represent the obligations of Ensign.
Ensign’s external debt and related interest expense have not been allocated to the Company for any of the periods presented as no portion of the borrowings is being assumed by the Company as part of the Spin-Off.
Employees of the Company’s subsidiaries participate in Ensign's equity-based incentive plans (the “Ensign Plans”) and the Cornerstone Subsidiary Equity plan (the “Subsidiary Equity Plan”). Share-based compensation includes the expense attributable to employees of the Company’s subsidiaries participating in the Ensign Plans, as well as the allocated cost related to Ensign subsidiaries’ employees that participate in the Ensign Plans. Share-based compensation related to Ensign subsidiaries’ employees that participate in the Ensign Plans were allocated on the basis of revenue. All share-based compensation related to the Subsidiary Equity Plan was recognized in the Interim Financial Statements and, therefore, no cost allocation was necessary.
The share-based compensation costs associated with the Subsidiary Equity Plan awards is initially measured at fair value at the grant date and is expensed as non-cash compensation over the vesting term. Historically, these awards have been granted once per year and the fair value has been determined by an independent valuation of the subsidiary shares. The valuation incorporated a discounted cash flow analysis combined with a market-based approach to determine the fair value of the subsidiary equity.
Cash presented in the condensed combined balance sheets represents cash located at our operations. The Company participates in the Parent’s cash management program. Accordingly, no cash for this business was allocated to the Company in the Interim Financial Statements. The net activity of cash due to (from) Ensign is reflected in the net investment from Ensign.
Estimates and Assumptions - The preparation of Interim Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s Interim Financial Statements relate to revenue, cost allocations, intangible assets and goodwill, impairment of long-lived assets, right-of-use assets and lease liabilities for leases greater than 12 months, and income taxes. Actual results could differ from those estimates.

Fair Value of Financial Instruments - The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities. The Company believes all of the financial instruments’ recorded values approximate fair values because of their nature or respective short durations. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Revenue Recognition - On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”) applying the modified retrospective method. The adoption of Topic 606 did not have a material impact on the measurement nor on the recognition of revenue of contracts, for which all revenue had not been recognized, as of January 1, 2018, therefore no cumulative adjustment has been made to the opening balance of retained earnings at the beginning of 2018. See Note 4, Revenue and Accounts Receivable.

THE PENNANT GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS - (Continued)

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable consist primarily of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans and private payor sources, net of estimates for variable consideration. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance.

Property and Equipment - Property and equipment are initially recorded at their historical cost. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets (ranging from three to 15 years). Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.
Impairment of Long-Lived Assets - The Company reviews the carrying value of long-lived assets that are held and used in the operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiary to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and the Company did not identify any asset impairment during the three and nine months ended September 30, 2019 and 2018.

Intangible Assets and Goodwill - Definite-lived intangible assets consist primarily of patient base and customer relationships. Patient base is amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition when acquired. Customer relationships are amortized between one to seven years depending on the significance of the relationships.
The Company’s indefinite-lived intangible assets consist of trade names and Medicare and Medicaid licenses. The Company tests indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. The Company did not identify any asset impairment during the three and nine months ended September 30, 2019 and 2018.
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Given the time it takes to obtain pertinent information, the initial fair value might not be finalized at the time of the reported period. Accordingly, it is not uncommon for the initial estimates to be subsequently revised. The Company recorded goodwill and other intangible assets at the operation level when acquired, and as such, these assets are identifiable specifically to the subsidiaries of Pennant. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not identify any impairment charge during the three and nine months ended September 30, 2019 and 2018. See further discussion at Note 9, Goodwill and Intangible Assets, Net.
Income Taxes - The Company’s operations have been included in Ensign’s U.S. federal and state income tax returns and all income taxes have been paid by subsidiaries of Ensign. Income tax expense and other income tax related information contained in these Interim Financial Statements are presented using a separate tax return approach. Under this approach, the provision for income taxes represents income tax paid or payable for the current year plus the change in deferred taxes during the year calculated as if the Company was a stand-alone taxpayer filing hypothetical income tax returns. Management believes that the assumptions and estimates used to determine these tax amounts are reasonable. However, the Company’s Interim Financial Statements may not necessarily reflect its income tax expense or tax payments in the future, or what tax amounts would have been if the Company had been a stand-alone company during the periods presented.

Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates in effect when such temporary differences are expected to reverse. The Company generally expects to fully utilize its deferred tax assets; however, when necessary, the Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.
In determining the need for a valuation allowance or the need for and magnitude of liabilities for uncertain tax positions, the Company makes certain estimates and assumptions. These estimates and assumptions are based on, among other things, knowledge of operations, markets, historical trends and likely future changes and, when appropriate, the opinions of advisors with knowledge and expertise in certain fields. Due to certain risks associated with the Company’s estimates and assumptions, actual results could differ.

THE PENNANT GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS - (Continued)

Noncontrolling Interest - As grants related to the Subsidiary Equity Plan are vested and exercised, the Company’s membership interest in its home health and hospice subsidiary is reduced based on the number of shares vested and exercised. The Company presents the noncontrolling interest and the amount of combined net income attributable to the Company in its Interim Financial Statements. The carrying amount of the noncontrolling interest is adjusted based on an allocation of subsidiary earnings based on ownership interest.

Share-Based Compensation -The Company measures and recognizes compensation expense for all share-based payment awards, including employee stock options, made to employees and Ensign's directors based on estimated fair values, ratably over the requisite service period of the award. Net income has been reduced as a result of the recognition of the fair value of all stock options and restricted stock awards issued, the amount of which is contingent upon the number of future grants and other variables. The total amount of share-based compensation was $268 and $1,395 for the three and nine months ended September 30, 2019, respectively, of which $155 and $1,058, respectively, was recorded in general and administrative expense. The total amount of share-based compensation was $613 and $1,790 for the three and nine months ended September 30, 2018, of which $492 and $1,424, respectively, was recorded in general and administrative expense.

Invested Capital - The net parent investment on the condensed combined balance sheets represents Ensign’s historical investment in the Company, the net effect of transactions with, and allocations from, Ensign and the Company’s accumulated earnings.

Earnings Per Share - For all periods presented, the earnings per share included on the accompanying Condensed Combined Statements of Income was calculated based on the 27,834 shares of Pennant common stock distributed on October 1, 2019 in conjunction with the Spin-Off, including shares related to the conversion of the noncontrolling interest. Prior to October 1, 2019, Pennant did not have any issued and outstanding common stock. The same number of shares was used to calculate basic and diluted earnings per share since no Pennant employee equity awards were outstanding prior to the Spin-Off. In connection with the Spin-Off, shares of existing equity awards were replaced with shares under the new Pennant awards. For further discussion see Note 5, Computation of Net Income Per Common Share.

Recent Accounting Pronouncements - Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. For any new pronouncements, the Company considers whether the new pronouncements could alter previous generally accepted accounting principles and determines whether any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company’s financial management and certain standards are under consideration.

Recent Accounting Standards Adopted by the Company
Leases and Leasehold Improvements - The Company leases senior living communities and commercial office space. In February 2016, the FASB established Topic 842, which requires lessees to recognize leases with terms longer than 12 months on the balance sheets and disclose key information about leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The classification criteria for distinguishing between operating and finance (previously capital) leases are substantially similar to the previous lease guidance, but with no explicit bright lines.

On January 1, 2019, the Company adopted ASC Topic 842, Leases (“Topic 842” ), using the modified retrospective transition method. Leases for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 840, Leases (“Topic 840” ). The Company has elected the package of practical expedients permitted under the transition guidance which allows us to not reassess (1) initial direct costs, (2) lease classification for existing or expired leases, and (3) lease definition for existing or expired contracts as of the effective date of January 1, 2019. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company has made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheets and recognize those lease payments in the condensed combined statements of income on a straight-line basis over the lease term. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company does not have material subleases.

THE PENNANT GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS - (Continued)

At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating or finance lease. Operating leases are included in operating lease assets, current operating lease liabilities and noncurrent operating lease liabilities on the Company's condensed combined balance sheet. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of future lease payments. The Company records rent expense for operating leases on a straight-line basis over the term of the lease. The lease term used for straight-line rent expense is calculated from the date the Company is given control of the leased premises through the end of the lease term. The lease term excludes lease renewals because the renewal rents are not at a bargain, there are no economic penalties for the Company not to renew the lease, and it is not reasonably assured that the Company will exercise the extension options. The lease term used for this evaluation also provides the basis for establishing depreciable lives for buildings subject to lease and leasehold improvements.

The adoption of this standard resulted in recognition of right-of-use assets and lease liabilities of $238,573 and $241,453, respectively, on the Company's combined balance sheet as of January 1, 2019. Neither net deferred tax assets nor equity were impacted as a result of the adoption of this standard. The standard did not materially affect its combined net earnings or have a notable impact on liquidity or debt covenant compliance under Ensign’s current agreements. See further discussion at Note 13, Leases.

Prior to the adoption of Topic 842, the Company recognized revenue related to its senior living residency agreements in accordance with the provisions of Topic 840. Subsequent to the adoption of Topic 842, lessors are required to separately recognize and measure the lease component of a contract with a customer utilizing the provisions of Topic 842 and the non-lease components utilizing the provisions of Topic 606, Revenue from Contracts with Customers. To separately account for the components, the transaction price is allocated among the components based upon the estimated stand alone selling prices of the components. Additionally, certain components of a contract which were previously included within the lease element recognized in accordance with Topic 842 prior to the adoption of Topic 842 (such as common area maintenance services, other basic services, and executory costs) are recognized as non-lease components subject to the provisions of Topic 606 subsequent to the adoption of Topic 842. Entities are required to recognize a cumulative effect adjustment to beginning retained earnings as of the initial application date of Topic 842 for changes to amounts recognized for these certain components for the transition from Topic 840 to Topic 606. However, entities are permitted to elect the practical expedient under ASU 2018-11, Leases (“ASU 2018-11”), allowing lessors to not separate non-lease components from the associated lease components when certain criteria are met. Entities that elect to utilize the lease/non-lease component combination practical expedient under ASU 2018-11 upon initial application of Topic 842 are required to apply the practical expedient to all new and existing transactions within a class of underlying assets that qualify for the expedient as of the initial application date with a cumulative effect adjustment to beginning retained earnings as of the initial application date for any changes recognized related to existing transactions.

Upon adoption of Topic 842, the Company elected the lessor practical expedient within ASU 2018-11. The Company recognizes revenue under resident agreements based upon the predominant component, either the lease or non-lease component, of the contracts rather than allocating the consideration and separately accounting for it under Topic 842 and Topic 606. The Company has concluded that the non-lease components of the agreements governing its senior living communities are the predominant component of the contract; therefore, the Company recognizes revenue for these agreements under Topic 606. The timing and pattern of revenue recognition is substantially the same as that in effect prior to the adoption of Topics 606 and 842.

Stock Compensation - In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (“ASU 2018-07”), which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of ASC Topic 718, Compensation-Stock Compensation (“Topic 718”), to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. The Company adopted ASU 2018-07 effective January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on Interim Financial Statements and related disclosures.

Accounting Standards Recently Issued but Not Yet Adopted by the Company

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” or ASU 2018-13 - In August 2018, the FASB issued amended guidance to simplify fair value measurement disclosure requirements. The new provisions eliminate the requirements to disclose (1) transfers between Level 1 and Level 2 of the fair value hierarchy, (2) policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy, and (3) net asset value disclosure of estimates of timing of future liquidity events. The FASB also modified disclosure requirements of Level 3 fair

THE PENNANT GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS - (Continued)

value measurements. This guidance is effective for annual periods beginning after December 15, 2019, which will be the Company’s fiscal year 2020, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our condensed combined financial statements.

FASB ASU, 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” or ASU 2017-04 - In January 2017, the FASB issued amended authoritative guidance to simplify and reduce the cost and complexity of the goodwill impairment test. The new guidance eliminates “Step 2” from the traditional two-step goodwill impairment test and redefines the concept of impairment from a measure of loss when comparing the implied fair value of goodwill to its carrying amount, to a measure comparing the fair value of a reporting unit with its carrying amount. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment or “Step 2” of the goodwill impairment test. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This guidance is effective for annual periods beginning after December 15, 2019, which will be the Company’s fiscal year 2020, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our condensed combined financial statements.

FASB ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” or ASU 2016-13 - In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”), which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. Topic 326 will be effective for fiscal years beginning after December 15, 2019, which will be the Company's fiscal year 2020, and early adoption is permitted. The Company has not yet determined the effect the Topic 326 will have on its results of operations, financial condition or cash flows.

3. RELATED PARTY TRANSACTIONS AND NET PARENT INVESTMENT
The Interim Financial Statements include a combination of stand-alone and combined business functions between Ensign and the Company’s subsidiaries. The Company leases 29 of its senior living communities from subsidiaries of Ensign, each of the leases have a term of 15 years from the lease commencement date. The total amount of rent expense included in rent - cost of services paid to related parties was $2,942 and $8,409 and for the three and nine months ended September 30, 2019, respectively, and $2,568 and $7,670 for the three and nine months ended September 30, 2018, respectively. For further discussion on the modification of these leases subsequent the the Spin-Off on October 1, 2019, see Note 13, Leases.

Certain related party activity occurs as the Company’s subsidiaries receive services from Ensign’s subsidiaries. Services included in cost of services were $998 and $2,493 for the three and nine months ended September 30, 2019, respectively, and $857 and $2,191 for the three and nine months ended September 30, 2018.

The condensed combined balance sheets of the Company include Ensign assets and liabilities that are specifically identifiable or otherwise attributable to the Company and were transferred to the Company in connection with the Spin-Off. Transactions that have occurred between subsidiaries of the Company and subsidiaries of Ensign are considered to be effectively settled at the time the transaction is recorded. The net effect of these transactions, including the cash management, is included in the condensed combined statements of cash flows as “Net investment from/(to) Parent”.

For further discussion on the agreements governing the relationship between Pennant and Ensign in connection with the Spin-Off, please refer to Note 15, Subsequent Events.

4. REVENUE AND ACCOUNTS RECEIVABLE

Revenues are recognized when services are provided to the patients at the amount that reflects the consideration to which the Company expects to be entitled from patients and third-party payors, including Medicaid, Medicare and insurers (private and Medicare replacement plans), in exchange for providing patient care. The healthcare services in home health and hospice patient contracts include routine services in exchange for a contractual agreed-upon amount or rate. Routine services are treated as a single performance obligation satisfied over time as services are rendered. As such, patient care services represent a bundle of services that are not capable of being distinct within the context of the contract. Additionally, there may be ancillary services which are not included in the rates for routine services, but instead are treated as separate performance obligations satisfied at a point in time, if and when those services are rendered.

Revenue recognized from healthcare services are adjusted for estimates of variable consideration to arrive at the transaction price. The Company determines the transaction price based on contractually agreed-upon amounts or rate, adjusted for estimates

THE PENNANT GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS - (Continued)

of variable consideration. The Company uses the expected value method in determining the variable component that should be used to arrive at the transaction price, using contractual agreements and historical reimbursement experience within each payor type. The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net service revenue in the period such variances become known.
Revenue from the Medicare and Medicaid programs accounted for 56.8% and 55.1% of the Company’s revenue for the three and nine months ended September 30, 2019, respectively, and 54.0% and 53.2% of the Company's revenue for the three and nine months ended September 30, 2018, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with its patients by reportable operating segments and payors. The Company has determined that disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. A reconciliation of disaggregated revenue to segment revenue as well as revenue by payor is provided in Note 6, Business Segments.
The Company’s service specific revenue recognition policies are as follows:
Home Health Revenue
Medicare Revenue
Net service revenue is recorded under the Medicare prospective payment system based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider or transferred from another provider before completing the episode; (d) a payment adjustment based upon the level of covered therapy services; (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare program; (g) adjustments to the base episode payments for case mix and geographic wages; and (h) recoveries of overpayments.
The Company makes adjustments to Medicare revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation and other reasons unrelated to credit risk. Therefore, the Company believes that its reported net service revenue and patient accounts receivable will be the net amounts to be realized from Medicare for services rendered.
In addition to revenue recognized on completed episodes, the Company also recognizes a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. As such, the Company estimates revenue and recognizes it on a daily basis. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and the Company’s estimate of the average percentage complete based on visits performed.
Non-Medicare Revenue
Episodic Based Revenue - The Company recognizes revenue in a similar manner as it recognizes Medicare revenue for episodic-based rates that are paid by other insurance carriers, including Medicare Advantage programs; however, these rates can vary based upon the negotiated terms.
Non-episodic Based Revenue - Revenue is recognized on an accrual basis based upon the date of service at amounts equal to its established or estimated per visit rates, as applicable.
Hospice Revenue

THE PENNANT GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS - (Continued)

Revenue is recognized on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily rates for each of the levels of care the Company delivers. Revenue is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap and an overall payment cap, the Company monitors its provider numbers and estimates amounts due back to Medicare if a cap has been exceeded. The Company records these adjustments as a reduction to revenue and an increase to other accrued liabilities.
Senior Living Revenue

The Company has elected the lessor practical expedient within Topic 842 and recognizes, measures, presents, and discloses the revenue for services rendered under the Company's senior living residency agreements based upon the predominant component, either the lease or non-lease component, of the contracts. The Company has determined that the services included under the Company’s senior living residency agreements each have the same timing and pattern of transfer. The Company recognizes revenue under Topic 606 for its senior residency agreements, for which it has determined that the non-lease components of such residency agreements are the predominant component of each such contract.

The Company's senior living revenue consists of fees for basic housing and assisted living care. Accordingly, we record revenue when services are rendered on the date services are provided at amounts billable to individual residents. Residency agreements are generally for a term of 30 days, with resident fees billed monthly in advance. For residents under reimbursement arrangements with Medicaid, revenue is recorded based on contractually agreed-upon amounts or rates on a per resident, daily basis or as services are rendered.

Revenue for the three months ended September 30, 2019 and 2018, is summarized in the following tables:

	Three Months Ended September 30,
	2019		2018
	Revenue	% of Revenue	Revenue	% of Revenue
Medicare	$37,413	42.3%	$30,048	41.2%
Medicaid	12,780	14.5	9,371	12.8
Total Medicaid and Medicare	50,193	56.8	39,419	54.0
Managed care	7,553	8.5	6,299	8.6
Private and other(a)	30,652	34.7	27,235	37.4
Revenue	$88,398	100.0%	$72,953	100.0%
(a) Private and other payors also includes revenue from all payors generated in home care operations for the three months ended September 30, 2019 and 2018.

Revenue for the nine months ended September 30, 2019 and 2018, is summarized in the following tables:

	Nine Months Ended September 30,
	2019		2018
	Revenue	% of Revenue	Revenue	% of Revenue
Medicare	$102,812	41.3%	$85,985	40.8%
Medicaid	34,317	13.8	26,062	12.4
Total Medicaid and Medicare	137,129	55.1	112,047	53.2
Managed care	21,428	8.6	18,197	8.6
Private and other(a)	90,482	36.3	80,477	38.2
Revenue	$249,039	100.0%	$210,721	100.0%
(a) Private and other payors also includes revenue from all payors generated in home care operations for the nine months ended September 30, 2019 and 2018.

Balance Sheet Impact

Included in the Company’s condensed combined balance sheets are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no

THE PENNANT GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS - (Continued)

material contract liabilities as of September 30, 2019 and December 31, 2018, or activity during three and nine months ended September 30, 2019 and 2018.

Accounts receivable as of September 30, 2019 and December 31, 2018 is summarized in the following table:

	September 30, 2019	December 31, 2018
Medicare	$16,526	$11,457
Medicaid	7,172	6,692
Managed care	3,551	3,079
Private and other	4,045	3,857
Accounts receivable, gross	31,294	25,085
Less: allowance for doubtful accounts	(1,045)	(616)
Accounts receivable, net	$30,249	$24,469

Practical Expedients and Exemptions

As the Company’s contracts with its patients have an original duration of one year or less, the Company uses the practical expedient applicable to its contracts and does not consider the time value of money. Further, because of the short duration of these contracts, the Company has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue. In addition, the Company has applied the practical expedient provided by ASC 340, Other Assets and Deferred Costs (“Topic 340”), and all incremental customer contract acquisition costs are expensed as they are incurred because the amortization period would have been one year or less.

5. COMPUTATION OF NET INCOME PER COMMON SHARE
Basic and diluted net income per share are computed by dividing net income by the weighted average number of outstanding common shares during the period. Net income is equal to net income attributable to The Pennant Group, Inc. adjusted to include net income attributable to noncontrolling interest. Net income attributable to the noncontrolling interest has been included in the numerator for the historical periods prior to the spin-off as the non-controlling subsidiary interest included in the condensed combined financial statements was converted into common shares of Pennant concurrent with the distribution to Ensign stockholders at the date of the spin-off.

The weighted average common shares outstanding for basic and diluted net income per share for the periods presented is based on the number of shares of Pennant common stock outstanding on the distribution date. On October 1, 2019, the distribution date, Ensign stockholders received one share of Pennant common stock for every two shares of Ensign’s common stock held as of the record date. The total shares distributed to the Ensign Group shareholders was 26,674. Additionally, concurrent with the Spin-Off the noncontrolling subsidiary interest converted into 1,160 shares of Pennant. The total number of common shares distributed on October 1, 2019 of 27,834 is being utilized for the calculation of basic and diluted earnings per share for all periods presented, as no common stock was outstanding prior to the date of the Spin-Off.

In conjunction with the spin-off, outstanding options and unvested restricted stock awards held by employees of the Company under the Ensign stock plans (“2007 Omnibus Incentive Plan” and “2017 Omnibus Incentive Plan” or collectively the "Ensign Plans”) and the Company Subsidiary Equity Plan (together with the Ensign Plans the "Plans”) were modified and replaced with Pennant awards. Additionally, the Company issued new options and restricted stock awards to Pennant and Ensign employees under the 2019 Omnibus Incentive Plan (the “OIP”) and Long-Term Incentive Plan (the “LTIP”) which were not included in the computation of basic and diluted earnings per share for any periods presented. Beginning in the fourth quarter, the dilutive impact of the outstanding options and equity incentive awards will be reflected in diluted net income per share using the treasury stock method. See further discussion at Note 15, Subsequent Events.

The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to The Pennant Group, Inc.	$1,524	$4,372	$6,345	$11,914
Add: net income attributable to noncontrolling interests	279	43	629	413
Net Income	$1,803	$4,415	$6,974	$12,327

Denominator:
Adjusted weighted average common shares	27,834	27,834	27,834	27,834

Earnings Per Share:
Basic and diluted net income per common share	$0.06	$0.16	$0.25	$0.44

6. BUSINESS SEGMENTS

The Company classifies its operations into the following reportable operating segments: (1) home health and hospice services, which includes the Company’s home health, hospice and home care businesses; and (2) senior living services, which includes the operation of assisted living, independent living and memory care communities. The reporting segments are business units that offer different services and are managed separately to provide greater visibility into those operations.

As of September 30, 2019, the Company provided services through 63 affiliated home health, hospice and home care agencies, and 52 affiliated senior living operations.

The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. The Company's Service Center provides various services to all lines of business. The accounting policies of the reporting segments are the same as those described in Note 2, Summary of Significant Accounting Policies. The Company does not review assets by segment and therefore assets by segment are not disclosed below.

Beginning in the third quarter of 2019, in anticipation of the Spin-Off, the GAAP segment measure of profit and loss was changed from segment income (loss) before provision for income taxes to Adjusted Segment EBITDAR from Operations. Prior period presentation has been revised to reflect the new measurement.

Adjusted EBITDAR from Operations is Net Income attributable to the Company's reportable segments excluding the interest expense; provision for income taxes; depreciation and amortization expense; rent; start-up costs; acquisitions costs; and stock-based compensation expense. General and administrative expenses are not allocated to the reportable segments, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company’s CODM uses Adjusted EBITDAR from Operations as the primary measure of profit and loss for the Company's reportable segments and to compare the performance of its operations with those of its competitors. In order to view the operations performance on a comparable basis, the Company excludes from the EBITDAR calculations for the reportable segments the following: 1) costs at start-up operations, 2) share-based compensation, 3) acquisition related costs, and 4) transaction costs. Also, the Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

For the three and nine months ended September 30, 2019 and 2018, segment revenues by major payor source were as follows:

THE PENNANT GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended September 30, 2019
	Home Health and Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$37,413	$—	$37,413	42.3%
Medicaid	5,156	7,624	12,780	14.5
Subtotal	42,569	7,624	50,193	56.8
Managed care	7,553	—	7,553	8.5
Private and other(a)	5,049	25,603	30,652	34.7
Total revenue	$55,171	$33,227	$88,398	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in home care operations.

	Three Months Ended September 30, 2018
	Home Health and Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$30,048	$—	$30,048	41.2%
Medicaid	3,193	6,178	9,371	12.8
Subtotal	33,241	6,178	39,419	54.0
Managed care	6,299	—	6,299	8.6
Private and other(a)	4,297	22,938	27,235	37.4
Total revenue	$43,837	$29,116	$72,953	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in home care operations.

	Nine Months Ended September 30, 2019
	Home Health and Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$102,812	$—	$102,812	41.3%
Medicaid	12,996	21,321	34,317	13.8
Subtotal	115,808	21,321	137,129	55.1
Managed care	21,428	—	21,428	8.6
Private and other(a)	14,260	76,222	90,482	36.3
Total revenue	$151,496	$97,543	$249,039	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in home care operations.

	Nine Months Ended September 30, 2018
	Home Health and Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$85,985	$—	$85,985	40.8%
Medicaid	8,951	17,111	26,062	12.4
Subtotal	94,936	17,111	112,047	53.2
Managed care	18,197	—	18,197	8.6
Private and other(a)	11,711	68,766	80,477	38.2
Total revenue	$124,844	$85,877	$210,721	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in home care operations.

The following table presents certain financial information regarding our reportable segments, general and administrative expenses are not allocated to the reportable segments and are included in “All Other” for the three and nine months ended September 30, 2019 and 2018:

THE PENNANT GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS - (Continued)

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Three Months Ended September 30, 2019
Revenue	$55,171	$33,227	$—	$88,398
Segment Adjusted EBITDAR from Operations	$8,499	$11,574	$(5,045)	$15,028
Three Months Ended September 30, 2018
Revenue	$43,837	$29,116	$—	$72,953
Segment Adjusted EBITDAR from Operations	$7,423	$11,499	$(3,975)	$14,947

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Nine Months Ended September 30, 2019
Revenue	$151,496	$97,543	$—	$249,039
Segment Adjusted EBITDAR from Operations	$23,873	$35,703	$(14,524)	$45,052
Nine Months Ended September 30, 2018
Revenue	$124,844	$85,877	$—	$210,721
Segment Adjusted EBITDAR from Operations	$19,886	$34,774	$(12,034)	$42,626

The following table reconciles the total Combined Adjusted EBITDAR from Operations for our reportable segments to Combined Income from Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total Combined Adjusted EBITDAR from Operations	$15,028	$14,947	$45,052	$42,626
Less: Depreciation and amortization	1,071	742	2,843	2,177
Rent—cost of services	8,538	7,776	25,368	23,065
Adjustments to Combined EBITDAR from Operations:
Less: Costs at start-up operations (a)	60	56	377	92
Share-based compensation expense (b)	268	613	1,395	1,790
Acquisition related costs (c)	72	—	613	—
Spin-off related transaction costs (d)	3,372	—	8,020	—
Add: Net income attributable to noncontrolling interest	279	43	629	413
Combined Income from Operations	$1,926	$5,803	$7,065	$15,915

(a)	Represents results related to start-up operations. This amount excludes rent, depreciation and amortization expense.

(b)	Share-based compensation expense incurred.

(c)	Acquisition related costs that are not capitalizable.

(d)	Costs incurred related to the Spin-Off are included in general and administrative expense.

7. ACQUISITIONS
The Company’s acquisition focus is to purchase or lease operations that are complementary to the Company’s current businesses, accretive to the Company’s business or otherwise advance the Company’s strategy. The results of all the Company’s operating subsidiaries are included in the Interim Financial Statements subsequent to the date of acquisition. Acquisitions are accounted for using the acquisition method of accounting.

During the nine months ended September 30, 2019, the Company expanded its operations with the addition of two home health agencies, five hospice agencies, two home care agencies and two stand-alone senior living operations. In connection with the acquisitions of one of the senior living communities, the Company entered into a new long-term “triple-net” lease with a subsidiary of Ensign. The Company did not acquire any material assets or assume any liabilities. A subsidiary of the Company

THE PENNANT GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS - (Continued)

entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction. The addition of these operations added a total of 143 operational senior living units to be operated by the Company's operating subsidiaries. The aggregate purchase price for these acquisitions was $18,780.

The fair value of assets for all home health, hospice and home care acquisitions was concentrated in goodwill and as such, these transactions were classified as business combinations in accordance with ASC Topic 805, Business Combinations (“Topic 805”). The purchase price for the business combinations was $18,760, which mostly consisted of goodwill of $10,341 and indefinite-lived intangible assets of $8,326. The fair value of assets for the senior living acquisitions were concentrated in intangible assets and as such, these transactions were classified as an asset acquisition. The purchase price for the asset acquisitions was $20. The Company anticipates that the majority of total goodwill recognized will be fully deductible for tax purposes as of September 30, 2019.

During the nine months ended September 30, 2018, the Company expanded its operations with the addition of two home health agencies, one hospice agency, one home care agency and two stand-alone senior living operations. In connection with the acquisition of these senior living communities, the Company entered into new long-term “triple-net” leases with subsidiaries of Ensign. The Company did not acquire any material assets or assume any liabilities. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction. The addition of these operations added a total of 74 operational senior living units to be operated by the Company's operating subsidiaries.The aggregate purchase price for these acquisitions was $2,023.

The fair value of assets for most home health, hospice and home care acquisitions was concentrated in goodwill and as such, these transactions were classified as business combinations in accordance with Topic 805. The purchase price for the business combinations was $1,625, which mostly consisted of goodwill of $1,007 and indefinite-lived intangible assets of $602. The fair value of assets for the remaining home health, hospice, home care, and all senior living acquisitions were concentrated in intangible assets and as such, these transactions were classified as an asset acquisition. The purchase price for the asset acquisitions was $398.

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return. The operating subsidiaries acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. From time to time, these acquisitions are more strategic in nature that may or may not have positive operational results. Financial information, especially with underperforming operating subsidiaries, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. Revenue and income before tax included in the condensed combined statement of income relating to the business combinations was $6,489 and $1,023 during the three months ended September 30, 2019, respectively, and $9,930 and $1,573 during the nine months ended September 30, 2019, respectively. Acquisition costs related to the business combinations were $72 and $560 during the three and nine months ended September 30, 2019, respectively.

Pro forma financial information has been included for the businesses combinations during the nine months ended September 30, 2019. Business combinations during the nine months ended September 30, 2018 were deemed immaterial and as such, no pro forma financial information has been included. The acquisitions during the nine months ended September 30, 2019 have been included in the September 30, 2019 condensed combined balance sheets of the Company, and the operating results have been included in the condensed combined statements of income of the Company since the dates the Company gained effective control.
Revenues and operating costs were based on actual results from the prior operator or from regulatory filings where available. If actual results were not available, revenues and operating costs were estimated based on available partial operating results of the prior operator of the operation, or if no information was available, estimates were derived from the Company’s post-acquisition operating results for that particular operation.
The unaudited pro forma information is not indicative of what the results of operations would have been if the business combinations had actually occurred at the beginning of the periods presented, and is not intended as a projection of future results or trends.
The following tables represent unaudited pro forma results of condensed combined operations as if the business combinations to date in fiscal year 2019 had occurred at the beginning of 2018, after giving effect to certain adjustments. The unaudited pro forma information is not indicative of what the results of operations would have been if the acquisitions had actually occurred at the beginning of the periods presented, and is not intended as a projection of future results or trends.

THE PENNANT GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended September 30,
	2019	2018
Revenue	$88,800	$80,220
Net income attributable to The Pennant Group, Inc.(a)	$1,535	$4,930
(a) Net income attributable to The Pennant Group, Inc. for each of the three months ended September 30, 2019 and 2018 includes a tax impact of 25.2% and 25.0%, which are the respective statutory tax rates.

	Nine Months Ended September 30,
	2019	2018
Revenue	$260,389	$232,523
Net income attributable to The Pennant Group, Inc.(a)	$6,949	$13,586
(a) Net income attributable to The Pennant Group, Inc. for each of the nine months ended September 30, 2019 and 2018 includes a tax impact of 25.2% and 25.0%, which are the respective statutory tax rates.

8. PROPERTY AND EQUIPMENT—NET
Property and equipment, net consist of the following:

	September 30, 2019	December 31, 2018
Leasehold improvements	$5,859	$4,299
Equipment	18,041	14,436
Furniture and fixtures	919	583
	24,819	19,318
Less: accumulated depreciation	(11,100)	(8,860)
Property and equipment, net	$13,719	$10,458

See also Note 7, Acquisitions for information on acquisitions during the nine months ended September 30, 2019.

9. GOODWILL AND INTANGIBLE ASSETS—NET
The Company tests goodwill during the fourth quarter of each year or more often if events or circumstances indicate there may be impairment. The Company performs its goodwill impairment analysis for each reporting unit that constitutes a business for which (1) discrete financial information is produced and reviewed by operating segment management and (2) provides services that are distinct from the other components of the operating segment, in accordance with the provisions of ASC Topic 350, Intangibles-Goodwill and Other (“Topic 350”). Topic 350 provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, a “Step 0” analysis. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs “Step 1” of the traditional two-step goodwill impairment test by comparing the net assets of each reporting unit to their respective fair values. The Company determines the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit’s net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit’s fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.

The following table represents activity in goodwill by segment as of and for the nine months ended September 30, 2019:

	Home Health and Hospice Services	Senior Living Services	Total
December 31, 2018	$27,250	$3,642	$30,892
Additions	10,341	—	10,341
September 30, 2019	$37,591	$3,642	$41,233
Other indefinite-lived intangible assets consist of the following:

THE PENNANT GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS - (Continued)

	September 30, 2019	December 31, 2018
Trade name	$355	$328
Medicare and Medicaid licenses	33,107	24,808
Total	$33,462	$25,136

Definite-lived intangible assets consist of the following:

		September 30, 2019			December 31, 2018
Intangible Assets	Weighted Average Life (Years)	Gross Carrying	Accumulated Amortization	Net	Gross Carrying	Accumulated Amortization	Net
Patient base	0.7	$611	$(607)	$4	$591	$(573)	$18
Customer relationships	2.6	470	(421)	49	470	(410)	60
Total		$1,081	$(1,028)	$53	$1,061	$(983)	$78

Amortization expense was $45 and $86 for the nine months ended September 30, 2019 and 2018, respectively.
Estimated amortization expense for each of the periods ending December 31 is as follows:

Year	Amount
2019 (remainder)	$8
2020	14
2021	14
2022	14
2023	3
$53

10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	September 30, 2019	December 31, 2018

Refunds payable	$2,109	$1,905
Deferred revenue	1,892	1,542
Resident deposits	6,317	6,310
Property taxes	1,200	932
Transaction costs	3,861	—
Other	2,280	1,682
Other accrued liabilities	$17,659	$12,371
Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Deferred revenue occurs when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to residents and a small portion consists of non-refundable deposits recognized into revenue over a period of time. Property taxes include amounts owed on our various properties. Transaction costs consist of costs incurred related to the Spin-Off.

11. INCOME TAXES
The Company recorded income tax expense of $123 and $91 during the three and nine months ended September 30, 2019, respectively, or 6.4% and 1.3% of earnings before income taxes. The Company recorded income tax expense of $1,388 and

THE PENNANT GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS - (Continued)

$3,588 during the three and nine months ended September 30, 2018, respectively, or 23.9% and 22.5% of earnings before income taxes. The effective tax rate includes excess tax benefits from stock-based compensation which is offset by non-deductible expenses including non-deductible compensation. The rate is further impacted by transaction costs related to the Spin-Off that were deductible prior to completing the transaction on October 1, 2019.

The Company is not currently under examination by any material income tax jurisdiction. During 2019, the statutes of limitations will lapse on the Company's 2015 federal tax year and certain 2014 and 2015 state tax years. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next 12 months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the three and nine months ended September 30, 2019 and 2018.

12. OPTIONS AND AWARDS
Stockholders have approved the the Ensign and Subsidiary Equity Plans, which provide for the granting of equity-based compensation. Under the Plans, stock-based payment awards, including employee stock options and restricted stock awards, are issued based on estimated fair value. The following disclosures represent share-based compensation expense relating to the Plans, including awards to employees of the Company’s subsidiaries and an allocation of costs from employees in the Service Center. Total share-based compensation expense for all of the Plans for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Ensign Plans direct expense	$113	$121	$337	$366
Ensign Plans allocated expense	138	144	464	394
Subsidiary Equity Plan	17	348	594	1,030
Total share-based compensation	$268	$613	$1,395	$1,790
As share-based compensation expense recognized in the Company’s condensed combined statements of income for the three and nine months ended September 30, 2019 and 2018 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for share-based payment awards under the Plans. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time.
The Ensign Plans
Stock Options
Under the Ensign Plans, options granted to employees of the subsidiaries of Pennant generally vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years after the date of grant. The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2019	5	1.5%	6.2	34.0%	0.4%
2018	11	2.8%	6.3	32.0%	0.5%
The expected volatility is based on the historical market volatility of Ensign's stock price over the expected life of the stock options granted. The expected life represents the period of time that the awards are expected to be outstanding and is based on the contractual terms of each instrument, taking into account employees’ historical exercise and termination behavior.

THE PENNANT GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS - (Continued)

For the nine months ended September 30, 2019 and 2018, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2019	5	$53.50	$19.16
2018	11	$36.61	$12.73

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the nine months ended September 30, 2019 and 2018 and therefore, the intrinsic value was $0 at date of grant.

The following table represents the employee stock option activity during the nine months ended September 30, 2019:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
December 31, 2018	297	$15.94	182	$13.28
Employees transferred(a)	30	17.43
Granted	5	53.50
Forfeited	(9)	21.13
Exercised	(100)	12.66
September 30, 2019	223	$18.67	150	$15.12
(a) Represents awards to employees who have transferred between the Company and Ensign during the nine months ended September 30, 2019.
The following summary information reflects stock options outstanding, vested and related details as of September 30, 2019:

	Stock Options Outstanding						Stock Options

				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2009	$4.06	-	$4.56	—	$—	0	—
2010	4.77	-	4.96	2	6	1	2
2011	5.90	-	7.99	8	26	2	8
2012	6.56	-	7.96	12	46	3	13
2013	7.98	-	11.49	11	51	4	11
2014	10.55	-	18.94	67	406	5	64
2015	21.47	-	25.24	36	325	6	25
2016	18.79	-	19.89	40	269	7	17
2017	18.64	-	22.90	24	164	8	8
2018	26.53		38.59	18	223	9	2
2019	$53.50		$53.99	5	96	10	—
Total				223	$1,612		150
Restricted Stock Awards
All awards were granted at an issued price of $0 and generally vest over five years. A summary of the status of Ensign’s non-vested restricted stock awards as of September 30, 2019, and changes during the period ended September 30, 2019, is presented

THE PENNANT GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS - (Continued)

below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
December 31, 2018	21	$22.59
Employees transferred(a)	6	24.88
Vested	(7)	23.55
Forfeited	(1)	19.61
September 30, 2019	19	$24.23
(a) Represents non-vested awards related to employees who have transferred between the Company and Ensign during the nine months ended September 30, 2019.
In future periods, the Company expects to recognize approximately $570 and $471 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, which were outstanding as of September 30, 2019. Future share-based compensation expense will be recognized over 2.9 and 2.8 weighted average years for unvested options and restricted stock awards, respectively. There were 73 unvested and outstanding options at September 30, 2019, of which 68 are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest at September 30, 2019 was 5.7 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercisable as of and for the period ended September 30, 2019 is as follows:

Options	September 30, 2019	December 31, 2018
Outstanding	$6,433	$6,545
Vested	4,848	4,604
Expected to vest	1,586	1,941
Exercisable	4,123	2,263
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options.
Subsidiary Equity Plan
On May 26, 2016, Ensign implemented a management equity plan and granted stock options and restricted stock awards of a subsidiary of Ensign. These awards generally vest over a period of three to five years or upon the occurrence of certain prescribed events. The value of the stock options and restricted stock awards is tied to the value of the common stock of the subsidiary. The awards can be put to the Company at various prescribed dates, which in no event may be earlier than six months after vesting of the restricted stock or exercise of the stock options. The Company can also call the awards at any time. The Company did not grant any additional options or restricted stock awards during the nine months ended September 30, 2019 and granted 221 options during the nine months ended September 30, 2018. During both the nine months ended September 30, 2019 and 2018, there were 976 restricted stock awards that vested.
The grant date fair value of the awards is recognized as compensation expense over the relevant vesting periods, with a corresponding adjustment to noncontrolling interest. The grant value was determined based on independent valuation of the subsidiary shares close to the grant date. The valuation incorporated a discounted cash flow analysis combined with a market-based approach to determine the fair value of the subsidiary equity.
The following table represents stock options and restricted stock awards activity during the period ended September 30, 2019:

THE PENNANT GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS - (Continued)

	Number of Options Outstanding	Weighted Average Exercise Price	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
December 31, 2018	483	$1.83	996	$1.37
Vested	—	—	(976)	1.37
Forfeited	(32)	1.91	—	—
September 30, 2019	451	$1.83	20	$1.37
In future periods, the Company expects to recognize approximately $179 and $23 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, which were outstanding as of September 30, 2019. Future share-based compensation expense will be recognized over 3.1 and 1.6 weighted average years for unvested options and restricted stock awards, respectively. There were 163 vested and exercisable options at September 30, 2019. There were 288 unvested and outstanding options at September 30, 2019, all of which are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest at September 30, 2019 was 7.5 years.
During the nine months ended September 30, 2019 and 2018, the Company repurchased 534 and 865 shares of common stock, respectively, under the Subsidiary Equity Plan for $2,687 and $1,972, respectively. The Company subsequently sold the shares and received net proceeds of $2,293 and $1,972, respectively. The Company repurchased 65 and 865 shares of common stock under the Subsidiary Equity Plan for a total of $394 and $1,972 during the three months ended September 30, 2019 and 2018, respectively.

13. LEASES
The Company’s operating subsidiaries lease 52 senior living communities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. Most of these leases contain renewal options, most involve rent increases and none contain purchase options. The lease term excludes lease renewals because the renewal rents are not at a bargain, there are no economic penalties for the Company to renew the lease, and it is not reasonably assured that the Company will exercise the extension options. As of September 30, 2019, the Company’s operating subsidiaries leased 29 communities from subsidiaries of Ensign (“Ensign Leases”). The existing leases with subsidiaries of Ensign are for initial terms of 15 years. In addition to rent, each of the operating companies are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all community maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties.
Fifteen of the Company’s affiliated senior living communities, excluding the communities that are operated under the Ensign Leases (as defined herein), are operated under two separate master lease arrangements. Under these master leases, a breach at a single community could subject one or more of the other communities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases and master leases. In addition, other potential defaults related to an individual community may cause a default of an entire master lease portfolio and could trigger cross-default provisions in Ensign’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the master lease without the consent of the landlord.

Impact of New Leases Guidance

THE PENNANT GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS - (Continued)

The adoption of Topic 842 did not result in adjustments to the Company's condensed combined statements of income. The components of operating lease cost, are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating Lease Costs:
Facility Rent—cost of services	$7,813	$23,229
Office Rent—cost of services	725	2,139
Rent—cost of services(a)	$8,538	$25,368

General and administrative expense	39	101
Variable lease cost (b)	1,204	3,402
(a) Rent—cost of services includes the amortization of deferred rent of $42 and $175 for the three and nine months ended September 30, 2019. Rent—cost of services includes short-term leases, which are immaterial.
(b) Represents variable lease cost for operating leases. Includes property and insurance, common area maintenance, and consumer price index increases, incurred as part of our triple net lease, and is included in cost of services for the three and nine months ended September 30, 2019.

Future minimum lease payments for all leases as of September 30, 2019:

Year	Amount
2019 (remainder)	$8,359
2020	33,411
2021	32,973
2022	32,291
2023	31,897
2024	31,449
Thereafter	222,225
Total lease payments	392,605
Less: present value adjustments	(151,606)
Present value of total lease liabilities	240,999
Less: current lease liabilities	(13,611)
Long-term operating lease liabilities	$227,388

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at each lease's commencement date to determine each lease's operating lease liability. As of September 30, 2019, the weighted average remaining lease term is 12.4 years and the weighted average discount rate is 8.6%.The Company implemented Topic 842 as described in Note 2, Summary of Significant Accounting Policies.

Future minimum lease payments for all leases as of December 31, 2018 were as follows:

Year	Amount
2019	$33,055
2020	32,181
2021	31,625
2022	31,241
2023	30,896
Thereafter	243,333
Total lease payments	$402,331

THE PENNANT GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS - (Continued)

On October 1, 2019, in connection with the Spin-Off, the Company amended its master lease agreements with Ensign and certain other landlords. These amendments modify the rental payments, the initial term or both. In accordance with Topic 842, the amended lease agreements are considered to be modified and subjected to lease modification guidance. The ROU asset and lease liabilities related to these agreements will be remeasured based on the change in the lease conditions such as rent payment and lease terms. The incremental borrowing rate will also be adjusted to mirror the revised lease terms which become effective at the date of the modification, which is the date of the Spin-Off. The Ensign Leases and new third-party master lease agreements have initial terms ranging between 14 and 16 years, with extension options and annual rent escalators based on changes in the consumer price index. Annual future minimum lease payments are expected to initially increase by approximately $3,600 due to the modifications.

14. COMMITMENTS AND CONTINGENCIES
Regulatory Matters - The Company provides services in complex and highly regulated industries. The Company’s compliance with applicable federal, state and local laws and regulations governing these industries may be subject to governmental review and adverse findings may result in significant regulatory action, which could include sanctions, damages, fines, penalties (many of which may not be covered by insurance), and even exclusion from government programs.  The Company is a party to various regulatory and other governmental audits and investigations in the ordinary course of business and cannot predict the ultimate outcome of any federal or state regulatory survey, audit or investigation. While governmental audits and investigations are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The Department of Justice, The Centers for Medicare and Medicaid Services (“CMS”), or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses. The Company believes that it is presently in compliance in all material respects with all applicable laws and regulations.
Cost-Containment Measures - Government and third party payors have instituted cost-containment measures designed to limit payments made to providers of healthcare services, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect the Company.
Indemnities - From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which the Company may be required to indemnify property owners or prior operators for post-transfer environmental or other liabilities and other claims arising from the Company’s use of the applicable premises, (ii) operations transfer agreements, in which the Company agrees to indemnify past operators of agencies and communities the Company acquires against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer, (iii) certain Ensign lending agreements, and (iv) certain agreements with management, directors and employees, under which the subsidiaries of the Company may be required to indemnify such persons for liabilities arising out of their employment relationships. The terms of such obligations vary by contract and, in most instances, a specific or maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on the Company’s combined balance sheets for any of the periods presented.
Litigation - The Company's businesses involve a significant risk of liability given the age and health of the patients and residents served by its operating subsidiaries. The Company, its operating companies, and others in the industry may be subject to a number of claims and lawsuits, including professional liability claims, alleging that services provided have resulted in personal injury, elder abuse, wrongful death or other related claims. Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and the Company is routinely subjected to these claims in the ordinary course of business, including potential claims related to patient care and treatment, professional negligence and class actions, as well as employment related claims. If there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could materially adversely affect the Company’s business, financial condition, results of operations and cash flows. In addition, the defense of these lawsuits may result in significant legal costs, regardless of the outcome, and can result in large settlement amounts or damage awards.
In addition to the potential lawsuits and claims described above, the Company is also subject to potential lawsuits under the False Claims Act (the “FCA”) and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. A violation may provide the basis for exclusion from federally-funded healthcare programs. Such exclusions could have a correlative negative impact on the Company’s financial performance. Some states, including California, Arizona and Texas, have enacted similar whistleblower and false claims laws and regulations. In addition, the Deficit Reduction Act of 2005 created incentives for states to enact anti-fraud legislation modeled on the FCA. As such, the Company could face increased scrutiny, potential liability and legal expenses and costs based on claims under state false claims acts in markets in which it does conduct business.

THE PENNANT GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS - (Continued)

In May 2009, Congress passed the Fraud Enforcement and Recovery Act ("FERA") which made significant changes to the FCA, expanding the types of activities subject to prosecution and whistleblower liability. Following changes by FERA, healthcare providers face significant penalties for the knowing retention of government overpayments, even if no false claim was involved. Providers can now be liable for knowingly and improperly avoiding or decreasing an obligation to pay money or property to the government; including the retention of any government overpayment. The Patient Protection and Affordable Care Act of 2010 (the “ACA”) supplemented FERA by imposing an affirmative obligation on healthcare providers to return an overpayment to CMS within 60 days of “identification” or the date any corresponding cost report is due, whichever is later. According to CMS’s February 12, 2016, final rule with respect to Medicare Parts A and B, providers have an obligation to proactively exercise “reasonable diligence” to identify overpayments. The 60 day clock begins to run after the reasonable diligence period has concluded, which may take, at most, six months from the receipt of credible information. Retention of any overpayment beyond this period may create liability under the FCA. In addition, FERA extended protections against retaliation for whistleblowers, including protections not only for employees, but also contractors and agents. Thus, there is generally no need for an employment relationship in order to qualify for protection against retaliation for whistleblowing.

The Company cannot predict or provide any assurance as to the possible outcome of any litigation. If any litigation were to proceed, and the Company and its operating companies are subjected to, alleged to be liable for, or agree to a settlement of, claims or obligations under federal Medicare statutes, the FCA, or similar state and federal statutes and related regulations, the Company’s business, financial condition and results of operations and cash flows could be materially and adversely affected. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged civil violations, and may also include the assumption of specific procedural and financial obligations by the Company or its operating subsidiaries going forward under a corporate integrity agreement and/or other arrangement with the government.
Medicare Revenue Recoupments - The Company is subject to probe reviews relating to Medicare services, billings and potential overpayments by Unified Program Integrity Contractors (UPIC), Recovery Audit Contractors (RAC), Zone Program Integrity Contractors (ZPIC), Program Safeguard Contractors (PSC), Supplemental Medical Review Contractors (SMRC) and Medicaid Integrity Contributors (MIC) programs, each of the foregoing collectively referred to as “Reviews.” As of September 30, 2019, seven of the Company’s independent operating subsidiaries had Reviews scheduled, on appeal or in dispute resolution process, both pre- and post-payment. The Company anticipates that these probe reviews will increase in frequency in the future. If an operation fails an initial or subsequent Review, the operation could then be subject to extended Review, suspension of payment, or extrapolation of the identified error rate to all billing in the same time period. As of September 30, 2019, and through the filing of this Quarterly Report on Form 10-Q, the Company’s independent operating subsidiaries have responded to the Reviews that are currently ongoing, on appeal or in dispute resolution process.
Concentrations
Credit Risk - The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s gross receivables from the Medicare and Medicaid programs accounted for approximately 75.7% and 72.4% of its total gross accounts receivable as of September 30, 2019 and December 31, 2018, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 56.8% and 55.1% of the Company's revenue for the three and nine months ended September 30, 2019, respectively and 54.0% and 53.2% of the Company’s revenue for the three and nine months ended September 30, 2018, respectively.

15. SUBSEQUENT EVENTS
New Credit Agreement
On October 1, 2019, Pennant entered into the Credit Agreement (the “Credit Agreement”), which provides for a revolving credit facility with a syndicate of banks with a borrowing capacity of $75,000 (the “Revolving Credit Facility”). The interest rates applicable to loans under the Revolving Credit Facility are, at the Company’s election, either LIBOR (“Adjusted LIBOR” as defined in the Credit Agreement) plus a margin ranging from 2.5% to 3.5% per annum or base rate plus a margin ranging from 1.5% to 2.5% per annum, in each case calculatedbased on the ratio of Consolidated Total Net Debt to Consolidated EBITDA (each, as defined in the Credit Agreement). In addition, Pennant will pay a commitment fee on the undrawn portion of the commitments under the Revolving Credit Facility that is estimated to be 0.6% per annum.

THE PENNANT GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS - (Continued)

On October 1, 2019, we borrowed $30,000 under the Revolving Credit Facility. The proceeds of $28,700 from the issuance of indebtedness, net of financing costs of $1,300, were used to pay a dividend of $11,600 to Ensign; the remainder was used to pay spin-off related transaction costs and for general working capital purposes.
Spin-Off Related Agreements
On October 1, 2019, in connection with the Spin-Off, Pennant entered into several agreements with Ensign that set forth the principal actions taken or to be taken in connection with the Spin-Off and govern the relationship of the parties following the Spin-Off, including the following:

•
Master Separation Agreement: the Company entered into a Master Separation Agreement with Ensign prior to the distribution of shares of the Company’s common stock to Ensign stockholders. The Master Separation Agreement provides for the allocation of assets and liabilities between the Company and Ensign and establishes certain rights and obligations between the parties following the Distribution (the “Master Separation Agreement”);

•
Transition Services Agreement: provides that for a limited time, Ensign is to provide the Company, and the Company is to provide Ensign, with certain services to ensure an orderly transition following the spin-off, including: human resources, accounting, legal and compliance, IT, office facilities, and other general support. Generally, the term for the provision of services under the agreement extends for no longer than two years after the spin-off, subject to certain rights of the parties to extend the term for an additional five months. To the extent transition services are utilized during the first two years after the spin-off, the charges paid by the recipient for the services are generally provided at their market value. Subject to certain conditions, the services may be terminated by the service-receiving party or by mutual written consent (the “Transition Services Agreement”);

•
Tax Matters Agreement: provides that Pennant is responsible for indemnifying Ensign for a percentage of tax liabilities related to the spin-off and adjustments to the combined entity in the pre-distribution period (the “Tax Matters Agreement);

•
Employee Matters Agreement: governs the parties’ obligations with respect to certain employee-related liabilities and certain employee benefit plans, programs, policies and other related matters for employees of Pennant (the “Employee Matters Agreement”);

•
Master Lease Agreement: provides for the owned real property and leased space allocated to Ensign or us, or in certain cases shared by Ensign and us, as the case may be, in a manner that is consistent with the different business uses and needs of Ensign and us (the “Master Lease Agreement”).

Certain Equity Incentive Plans

Prior to the Spin-Off, employees of the Company participated in the Plans, including by receiving stock options and restricted stock awards. A full description of the Company's equity plans is made in Note 12, Options and Awards.

•
Conversion of the Plans: In connection with the Spin-Off, outstanding equity awards related to the Ensign Plans and the Subsidiary Equity Plan held by Pennant employees were modified and replaced with awards of Pennant common stock depending on the awards, and adjusted to maintain the economic value before and after the distribution date using the relative fair market value of the Ensign and Pennant common stock.

•
Issuance of new equity awards: In connection with the Spin-Off, the Company adopted the OIP and the LTIP . Options and awards were granted to Pennant employees and directors under the OIP. On October 1, 2019, Daniel H Walker received a grant of 1,193 restricted stock units under the OIP, which will vest on the first to occur of (i) the third anniversary of the consummation of the distribution if the participant is then employed by the Company, (ii) a Change in Control if then employed by the Company, or (iii) the termination of the participant’s employment by the Company due to death, Disability (as defined in the OIP), or by the Company for any reason other than Cause (as defined in the RSU agreement). Restricted stock awards were also granted to certain Ensign employees and directors under the LTIP.

New Insurance Coverage

In connection with the Spin-off, the Company obtained stand-alone insurance policies to cover general and professional liability, workers compensation, and Directors and Officers liability.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our unaudited condensed combined financial statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission (SEC), including our Information Statement on Form 10 (“Information Statement”, “Form 10”), which discusses our business and related risks in greater detail, as well as subsequent reports we may file from time to time on Forms 10-K, 10-Q and 8-K, for additional information. The section entitled “Risk Factors” filed within the Information Statement, describes some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.
            The Pennant Group, Inc. (“Pennant” or the “Company”) was formed on January 24, 2019, as a wholly-owned subsidiary of The Ensign Group, Inc. ("Ensign"), which completed a spin-off of the Company effective October 1, 2019. Following the spin-off, the Company holds, directly or through its subsidiaries, the home health and hospice agencies and substantially all of the senior living businesses of Ensign.
Special Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the benefits resulting from the Spin-Off, the effects of competition and the effects of future legislation or regulations and other non-historical statements. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “outlook,” “potential,” “continues,” “may,” “might,” “will,” “should,” “could,” “seeks,” “approximately,” “goals,” “future,” “projects,” “predicts,” “guidance,” “target,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words.

The risk factors discussed in the Form 10 under the heading “Risk Factors,” could cause our results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	federal and state changes to, or delays receiving, reimbursement and other aspects of Medicaid and Medicare;

•	changes in the regulation of the healthcare services industry;

•	increased competition for, or a shortage of, skilled personnel;

•	government reviews, audits and investigations of our business;

•	changes in federal and state employment related laws;

•	compliance with state and federal employment, immigration, licensing and other laws;

•	competition from other healthcare providers;

•	actions of national labor unions;

•	the leases of our affiliated senior living communities;

•	inability to complete future community or business acquisitions and failure to successfully integrate acquired communities and businesses into our operations;

•	general economic conditions;

•	security breaches and other cyber security incidents;

•	the performance of the financial and credit markets;

•	uncertainties related to our ability to realize the anticipated benefits of the Spin-Off; and

•	uncertainties related to our ability to obtain financing or the terms of such financing.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any forward-looking statements in this Quarterly Report on Form 10-Q. We do not have any obligation to update forward-looking statements after we distribute this Quarterly Report on Form 10-Q except as required by law.

Overview
We are a leading provider of high quality healthcare services to the growing senior population in the United States. We strive to be the provider of choice in the communities we serve through our innovative operating model. We operate in multiple lines of businesses including home health, hospice and senior living services across Arizona, California, Colorado, Idaho, Iowa, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. As of September 30, 2019, our home health and hospice business provided home health, hospice and home care services from 63 agencies operating across 13 states, and our senior living business operated 52 senior living communities throughout six states.
The following table summarizes our affiliated home health and hospice agencies and senior living communities as of:

	December 31,								September 30,
	2011	2012	2013	2014	2015	2016	2017	2018	2019
Cumulative number of home health and hospice agencies	7	10	16	25	32	39	46	54	63
Cumulative number of senior living communities	8	10	12	15	36	36	43	50	52
Cumulative number of senior living units	887	1,034	1,256	1,587	3,184	3,184	3,434	3,820	3,963
Total number of home health, hospice, and senior living operations	15	20	28	40	68	75	89	104	115
The Spin-Off Transactions
On October 1, 2019, Ensign completed the separation of Pennant (the “Spin-Off”). To accomplish the Spin-Off, Ensign contributed the Company’s assets and liabilities into Pennant and distributed to Ensign’s stockholders substantially all of the outstanding shares of Pennant common stock. Each Ensign stockholder received a distribution of one share of Pennant common stock for every two shares of Ensign's common stock plus cash in lieu of fractional shares. As a result of the Spin-Off on October 1, 2019, Pennant began trading as an independent publicly traded company on the NASDAQ under the symbol “PNTG.”
We expect to benefit from a continuing relationship with Ensign, which will continue to be a holding company comprised of various post-acute businesses, including its skilled nursing, senior living and other ancillary operations in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin.

In connection with the Spin-Off, Pennant and Ensign entered the Transition Services Agreement where we will be providing Ensign with certain services, and Ensign will provide Pennant with certain services, for a two year period, subject to extension upon the agreement of the parties, following the distribution to help ensure an orderly transition. The services that are under the transition services agreement may include certain finance, information technology, human resources, employee benefits and other services.
Effective October 1, 2019, the Company amended its master lease agreements with Ensign and certain other landlords. These amendments modify the rental payments, the initial term or both. In accordance with Topic 842, the amended lease agreements are considered to be modified and subjected to lease modification guidance. The ROU asset and lease liabilities related to these agreements will be remeasured based on the change in the lease conditions such as rent payment and lease terms. The incremental borrowing rate will also be adjusted to mirror the revised lease terms which become effective at the date of the modification, which is the date of the Spin-Off. The Ensign Leases and new third-party master lease agreements have initial terms ranging between 14 and 16 years, with extension options and annual rent escalators based on changes in the consumer price index. Annual future minimum lease payments are expected to initially increase approximately $3.6 million due to the modifications.
See “Certain Relationships and Related Party Transactions—Agreements with Ensign Related to the Spin-Off,” contained within the Information Statement as well as the Form 8-K filed with the SEC on October 3, 2019 for further discussion of the agreements entered into with the Spin-Off.

Recent Activities
Acquisitions - From January 1, 2019 through September 30, 2019, we expanded our operations through the acquisition of two stand-alone senior living operations, two home health agencies, five hospice agencies, and two home care agencies. We did not assume any liabilities. The addition of these operations added a total of 143 senior living units to be operated by our operating subsidiaries. We entered into a separate operations transfer agreement with the prior operator as part of each transaction. The aggregate purchase price for these acquisitions was $18.8 million. For further discussion of our acquisitions, see Note 7, Acquisitions, in the Notes to Interim Financial Statements.

Trends
When we acquire turnaround or start-up operations, we expect that our combined metrics may be impacted. We expect these metrics to vary from period to period based upon the maturity of the operations within our portfolio. We have generally experienced lower occupancy rates at our senior living communities and lower census at our home health and hospice agencies for recently acquired operations; as a result, we generally anticipate lower consolidated and segment margins during years of acquisition growth.

Regulation
On October 31, 2019, CMS issued its 2020 HH PPS final rule.  The final rule implements the  Patient-Driven Groupings Model (PDGM), a revised case mix adjustment methodology, for all home health episodes that begin on or after January 1, 2020.  PDGM changes the unit of home health payment from a 60-day episode to a 30-day period and refines case mix calculation by removing therapy thresholds and adjusting reimbursement based on patient characteristics such as principal diagnoses and clinical grouping, functional impairment levels, comorbidities, and admission source and timing.  CMS estimates the final rule will result in a $250 million (1.3%) increase in payments to home health providers in 2020, including a negative 4.36% behavioral change assumption. The final rule confirms that Requests for Anticipated Payment (“RAPs”) will be phased out partially in 2020 and fully eliminated in 2021.   With the support of our professional resource team, our local clinical and operational leaders have been preparing for this reimbursement change. While we could experience revenue headwinds related to the included behavioral assumptions and payment disruptions, we anticipate that we will offset any negative impact from PDGM through a mix of behavioral changes and a continued focus on cost control while producing optimal clinical outcomes.

Segments
We have two reportable segments: (1) home health and hospice services, which includes our home health, hospice and home care businesses; and (2) senior living services, which includes the operation of assisted living, independent living and memory care communities. Our reporting segments are business units that offer different services and that are managed separately to provide greater visibility into those operations.
Key Performance Indicators
We manage the fiscal aspects of our business by monitoring key performance indicators that affect our financial performance. These indicators and their definitions include the following:
Home Health and Hospice

•	Total home health admissions. The total admissions of home health patients, including new acquisitions, new admissions, and readmissions.

•
Average Medicare revenue per completed 60-day home health episode. The average amount of revenue for each completed 60-day home health episode generated from patients who are receiving care under Medicare reimbursement programs.

•	Average daily census. The average number of patients who are receiving hospice care during any measurement period divided by the number of days during such measurement period.

•	Hospice Medicare revenue per day. The average daily Medicare revenue recorded during any measurement period for services provided to hospice patients.

The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Home health services:
Total home health admissions	5,556	4,523	16,723	13,496
Average Medicare revenue per 60-day completed episode	$3,173	$3,001	$3,072	$2,968
Hospice services:
Average daily census	1,788	1,379	1,625	1,310
Hospice Medicare revenue per day	$163	$159	$164	$160

Senior Living Services

•	Occupancy. The ratio of actual number of days our units are occupied during any measurement period to the number of units available for occupancy during such measurement period.

•	Average monthly revenue per occupied unit. The revenue for senior living services during any measurement period divided by actual occupied senior living units for such measurement period.
The following table summarizes our senior living statistics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Occupancy	79.6%	80.0%	79.9%	79.1%
Average monthly revenue per occupied unit	$3,111	$3,032	$3,110	$3,046
Critical Accounting Policies and Estimates
A discussion of our critical accounting policies and estimates can be found in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Information Statement on Form 10. There were no material changes to these critical accounting estimates since the filing of our Information Statement on Form 10.

New Accounting Pronouncements
Please refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the Interim Financial Statements included elsewhere in the Quarterly Report on Form 10-Q for discussion of new accounting pronouncements.

Results of Operations
The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenue	100.0%	100.0%	100.0%	100.0%
Expense:
Cost of services	77.2	74.2	76.3	74.1
Rent—cost of services	9.7	10.7	10.2	10.9
General and administrative expense	9.7	6.1	9.5	6.4
Depreciation and amortization	1.2	1.0	1.2	1.0
Total expenses	97.8	92.0	97.2	92.4
Income from operations	2.2	8.0	2.8	7.6
Interest expense	—	—	—	—
Income before provision for income taxes	2.2	8.0	2.8	7.6
Provision for income taxes	0.2	1.9	—	1.7
Net income	2.0	6.1	2.8	5.9
Less: net income attributable to noncontrolling interest	0.3	0.1	0.3	0.2
Net income attributable to Pennant	1.7%	6.0%	2.5%	5.7%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Combined GAAP Financial Measures:
Total revenue	$88,398	$72,953	$249,039	$210,721
Total expenses	$86,472	$67,150	$241,974	$194,806
Income from operations	$1,926	$5,803	$7,065	$15,915

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Segment GAAP Financial Measures:	(In thousands)
Three Months Ended September 30, 2019
Revenue	$55,171	$33,227	$—	$88,398
Segment Adjusted EBITDAR from Operations	$8,499	$11,574	$(5,045)	$15,028
Three Months Ended September 30, 2018
Revenue	$43,837	$29,116	$—	$72,953
Segment Adjusted EBITDAR from Operations	$7,423	$11,499	$(3,975)	$14,947

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Segment GAAP Financial Measures:	(In thousands)
Nine Months Ended September 30, 2019
Revenue	$151,496	$97,543	$—	$249,039
Segment Adjusted EBITDAR from Operations	$23,873	$35,703	$(14,524)	$45,052
Nine Months Ended September 30, 2018
Revenue	$124,844	$85,877	$—	$210,721
Segment Adjusted EBITDAR from Operations	$19,886	$34,774	$(12,034)	$42,626

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Total Combined Adjusted EBITDAR from Operations(a)	$15,028	$14,947	$45,052	$42,626
Less: Depreciation and amortization	1,071	742	2,843	2,177
Rent—cost of services	8,538	7,776	25,368	23,065
Adjustments to Combined EBITDAR from Operations:
Less: Costs at start-up operations(b)	60	56	377	92
Share-based compensation expense(c)	268	613	1,395	1,790
Acquisition related costs(d)	72	—	613	—
Spin-off related transaction costs(e)	3,372	—	8,020	—
Add: Net income attributable to noncontrolling interest	279	43	629	413
Combined Income from Operations	$1,926	$5,803	$7,065	$15,915

(a)
Adjusted EBITDAR from Operations is Net Income attributable to the Company's reportable segments excluding the interest expense; provision for income taxes; depreciation and amortization expense; rent; start-up costs; acquisitions costs; and stock-based compensation expense. General and administrative expenses are not allocated to the reportable segments, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company’s CODM uses Adjusted EBITDAR from Operations as the primary measure of profit and loss for the Company's reportable segments and to compare the performance of its operations with those of its competitors. In order to view the operations performance, the Company excludes from the EBITDAR calculations for the reportable segments the following: 1) costs at start-up operations, 2) share-based compensation, 3) acquisition related costs, and 4) transaction costs. Also, the Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

(b)	Represents results related to start-up operations. This amount excludes rent, depreciation and amortization expense.

(c)	Share-based compensation expense incurred and included in cost of services.

(d)	Acquisition related costs that are not capitalizable.

(e)	Costs incurred related to the Spin-Off are included in general and administrative expense.

Performance and Valuation Measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Combined Non-GAAP Financial Measures:
Performance Metrics
Combined EBITDA	$2,718	$6,502	$9,279	$17,679
Combined Adjusted EBITDA	$6,494	$7,180	$19,697	$19,583
Valuation Metric
Combined Adjusted EBITDAR	$15,028		$45,052

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Segment Non-GAAP Measures:(a)
Segment Adjusted EBITDA
Home health and hospice services	$7,778	$6,850	$21,747	$18,237
Senior living services	$3,761	$4,305	$12,474	$13,380
(a) General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss.

The tables below reconciles Combined Net Income to Combined EBITDA, and Combined Adjusted EBITDAR for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Combined Net income	$1,803	$4,415	$6,974	$12,327
Less: Net income attributable to noncontrolling interest	279	43	629	413
Add: Provision for income taxes (benefit)	123	1,388	91	3,588
Depreciation and amortization	1,071	742	2,843	2,177
Combined EBITDA	2,718	6,502	9,279	17,679
Adjustments to Combined EBITDA
Add: Costs at start-up operations(a)	60	56	377	92
Share-based compensation expense(b)	268	613	1,395	1,790
Acquisition related costs(c)	72	—	613	—
Spin-off related transaction costs(d)	3,372	—	8,020	—
Rent related to items (a) above	4	9	13	22
Combined Adjusted EBITDA	6,494	7,180	19,697	19,583
Rent—cost of services	8,538	7,776	25,368	23,065
Rent related to items (a) above	(4)	(9)	(13)	(22)
Adjusted rent—cost of services	8,534	7,767	25,355	23,043
Combined Adjusted EBITDAR	$15,028		$45,052

(a)	Represents results related to start-up operations. This amount excludes rent, depreciation and amortization expense.

(b)	Share-based compensation expense incurred.

(c)	Acquisition related costs that are not capitalizable.

(d)	Costs incurred related to the Spin-Off are included in general and administrative expense.

The tables below reconcile Segment Adjusted EBITDAR from Operations to Segment Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,
	Home Health and Hospice		Senior Living
	2019	2018	2019	2018
	(In thousands)
Segment Adjusted EBITDAR from Operations	$8,499	7,423	$11,574	$11,499
Less: Rent—cost of services	725	582	7,813	7,194
Rent related to start-up operations	(4)	(9)	—	—
Segment Adjusted EBITDA	$7,778	$6,850	$3,761	$4,305

	Nine Months Ended September 30,
	Home Health and Hospice		Senior Living
	2019	2018	2019	2018
	(In thousands)
Segment Adjusted EBITDAR from Operations	$23,873	$19,886	$35,703	$34,774
Less: Rent—cost of services	2,139	1,671	23,229	21,394
Rent related to start-up operations	(13)	(22)	—	—
Segment Adjusted EBITDA	$21,747	$18,237	$12,474	$13,380
The following discussion includes references to certain performance and valuation measures, which are non-GAAP financial measures including Combined EBITDA, Combined and Segment Adjusted EBITDA, and Combined Adjusted EBITDAR

(collectively, “Non-GAAP Financial Measures”). Non-GAAP Financial Measures are used in addition to and in conjunction with results presented in accordance with GAAP, and should not be relied upon to the exclusion of GAAP financial measures. Non-GAAP Financial Measures reflect an additional way of viewing aspects of our operations and company that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, we believe can provide can provide a more comprehensive understanding of factors and trends affecting our business.
We believe these Non-GAAP Financial Measures are useful to investors and other external users of our financial statements regarding our results of operations because:

•
they are widely used by investors and analysts in our industry as a supplemental measure to evaluate the overall performance of companies in our industry without regard to items such as interest expense, rent expense and depreciation and amortization, which can vary substantially from company to company depending on the book value of assets and the method by which assets were acquired; and

•	they help investors evaluate and compare the results of our operations from period to period by removing the impact of our asset base from our operating results.

•	in the case of Combined Adjusted EBITDAR, the valuation metric is used by investors and analysts in our industry to value the companies in our industry without regard to capital structures.
We use Non-GAAP Financial Measures:

•	as measurements of our operating performance to assist us in comparing our operating performance on a consistent basis;

•	to allocate resources to enhance the financial performance of our business;

•	to assess the value of a potential acquisition;

•	to assess the value of a transformed operation’s performance;

•	to evaluate the effectiveness of our operational strategies; and

•	to compare our operating performance to that of our competitors.
We typically use Non-GAAP Financial Measures to compare the operating performance of each operation. We find that Non-GAAP Financial Measures are useful for this purpose because they do not include such costs as interest expense, income taxes, depreciation and amortization expense, which may vary from period-to-period depending upon various factors, including the method used to finance operations, the date of acquisition of a community or business, and the tax law of the state in which a business unit operates.

We also establish compensation programs and bonuses for our leaders that are partially based upon the achievement of Combined Adjusted EBITDAR targets.
Non-GAAP Financial Measures have no standardized meaning defined by GAAP. Therefore, our Non-GAAP Financial Measures have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for analysis of our results as reported in accordance with GAAP. Some of these limitations are:

•	they do not reflect our current or future cash requirements for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital needs;

•	they do not reflect the net interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	they do not reflect rent expenses, which are normal and recurring operating expenses that are necessary to operate our leased operations, in the case of Combined Adjusted EBITDAR;

•	they do not reflect any income tax payments we may be required to make;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and do not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate the same Non-GAAP Financial Measures differently than we do, which may limit their usefulness as comparative measures.
We compensate for these limitations by using Non-GAAP Financial Measures only to supplement net income on a basis prepared in accordance with GAAP in order to provide a more complete understanding of the factors and trends affecting our business.

Management strongly encourages investors to review our Interim Financial Statements in their entirety and to not rely on any single financial measure. Because these Non-GAAP Financial Measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. These Non-GAAP Financial Measures should not be considered a substitute for, nor superior to, financial results and measures determined or calculated in accordance with GAAP. We strongly urge you to review the reconciliation of income from operations to the Non-GAAP Financial Measures in the table below, along with our Interim Financial Statements and related notes included elsewhere in this report.
We use the following Non-GAAP Financial Measures that we believe are useful to investors as key valuation and operating performance measures:
Performance Measures:
Combined EBITDA

We believe Combined EBITDA is useful to investors in evaluating our operating performance because it helps investors evaluate and compare the results of our operations from period to period by removing the impact of our asset base (depreciation and amortization expense) from our operating results.
We calculate Combined EBITDA as net income, adjusted for net income attributable to noncontrolling interest, before (a) interest expense (b) provision for income taxes and (c) depreciation and amortization.

Combined Adjusted EBITDA

We adjust Combined EBITDA when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. We believe that the presentation of Combined Adjusted EBITDA, when considered with Combined EBITDA and GAAP net income attributable to us is beneficial to an investor’s complete understanding of our operating performance.
We calculate Combined Adjusted EBITDA by adjusting Combined EBITDA to exclude the effects of non-core business items, which for the reported periods includes, to the extent applicable:

•	costs at start-up operations;
•share-based compensation expense;
•acquisition related costs; and
•spin-off related transaction costs.

Segment Adjusted EBITDA

We adjust Segment Adjusted EBITDAR when evaluating our performance because we believe that the inclusion of rent-cost of services provides useful supplemental information to investors regarding our ongoing operating performance.
We calculate Segment Adjusted EBITDA by adjusting Segment Adjusted EBITDAR to include rent-cost of services.
Valuation Measure:
Combined Adjusted EBITDAR
We use Combined Adjusted EBITDAR as one measure in determining the value of prospective acquisitions. It is also a measure commonly used measure by our management, research analysts and investors, to compare the enterprise value of different companies in the healthcare industry, without regard to differences in capital structures and leasing arrangements. Additionally, we believe the use of Combined Adjusted EBITDAR allows management, research analysts and investors to compare operational results of companies that have operating and finance leases. A significant portion of finance lease expenditures are recorded in interest, whereas operating lease expenditures are recorded in rent expense.
This measure is not displayed as a performance measure as it excludes rent expense, which is a normal and recurring operating expense. This measure does not reflect our cash requirements for leasing commitments. As such, our presentation of Combined Adjusted EBITDAR, should not be construed as a financial performance measure.
The adjustments made and previously described in the computation of Combined Adjusted EBITDAR are also made when computing Combined Adjusted EBITDAR. We calculate Combined Adjusted EBITDAR by excluding rent-cost of services and rent related to start up operations from Combined Adjusted EBITDA.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Revenue

	Three Months Ended September 30,
	2019		2018
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health(a)	$21,307	24.1%	$18,323	25.1%
Hospice	29,188	33.0	21,577	29.6
Home care and other(a)	4,676	5.3	3,937	5.4
Total home health and hospice services	55,171	62.4	43,837	60.1
Senior living services	33,227	37.6	29,116	39.9
Total revenue	$88,398	100.0%	$72,953	100.0%
(a) Home care and other revenue is included with home health revenue in other disclosures in this report.
Our combined revenue increased $15.4 million, or 21.2%. Revenue from operations acquired on or subsequent to October 1, 2018 increased our combined revenue by $10.1 million or 13.8% during the three months ended September 30, 2019 when compared to the same period in 2018.
Home Health and Hospice Services

	Three Months Ended September 30,
	2019	2018	Change	% Change
	(In thousands)
Home health and hospice revenue:
Home health services	$21,307	$18,323	$2,984	16.3%
Hospice services	29,188	21,577	7,611	35.3
Home care and other	4,676	3,937	739	18.8
Total home health and hospice revenue	$55,171	$43,837	$11,334	25.9%
Home health services:
Total home health admissions	5,556	4,523	1,033	22.8%
Average Medicare revenue per 60-day completed episode	$3,173	$3,001	$172	5.7
Hospice services:
Average daily census	1,788	1,379	409	29.7
Hospice Medicare revenue per day	$163	$159	$4	2.5
Number of agencies at period end	63	50	13	26.0%
Home health and hospice revenue increased $11.3 million, or 25.9%. Medicare and managed care revenue increased $8.6 million, or 23.7%. The increase in revenue is due to growth in all key metrics listed above, and primarily driven by increases in total home health admissions of 22.8% and average daily census of 29.7%. Further revenue growth from operations acquired on or subsequent to October 1, 2018 increased our revenue by $6.8 million or 15.6% during the three months ended September 30, 2019 from the addition of thirteen home health, hospice and home care operations.

Senior Living Services

	Three Months Ended September 30,
	2019	2018	Change	% Change
	(In thousands)
Revenue	$33,227	$29,116	$4,111	14.1%
Number of communities at period end	52	45	7	15.6%
Occupancy percentage (units)	79.6%	80.0%	(0.4)%
Average monthly revenue per occupied unit	$3,111	$3,032	$79	2.6%
Senior living revenue increased $4.1 million, or 14.1%, for the three months ended September 30, 2019 when compared to the same period in the prior year. This is due primarily to an increase of $3.3 million or 11.5% in revenue from the addition of seven senior living operations acquired on or subsequent to October 1, 2018.
Cost of Services
The following table sets forth total cost of services by each of our reportable segments for the periods indicated:

	Cost of Services
	Three Months Ended September 30, 2019
	2019	2018
	(In thousands)
Home Health and Hospice	$46,570	$36,478
Senior Living	21,716	17,689
Total cost of services	$68,286	$54,167
Combined cost of services increased $14.1 million or 26.1%. Combined cost of services as a percentage of revenue increased by 3.0% to 77.2% compared to the three months ended September 30, 2018.
Home Health and Hospice Services

	Three Months Ended September 30, 2019
	2019	2018	Change	% Change
	(In thousands)
Cost of service	$46,570	$36,478	$10,092	27.7%
Cost of services as a percentage of revenue	84.4%	83.2%	1.2%
Cost of services related to our home health and hospice services segment increased $10.1 million, or 27.7%, primarily due to increased volume and higher operating costs related to acquisitions.
Senior Living Services

	Three Months Ended September 30,
	2019	2018	Change	% Change
	(In thousands)
Cost of service	$21,716	$17,689	$4,027	22.8%
Cost of services as a percentage of revenue	65.4%	60.8%	4.6%
Cost of services related to our senior living services segment increased $4.0 million, or 22.8% and by 4.6% as a percent of revenue as a result of the increase in costs associated with newly acquired communities and additional field-based resources to support our growing infrastructure. Our acquisition focus is to opportunistically acquire underperforming operations. Historically, we generally experienced higher cost of services at newly acquired operations; and therefore, we anticipate fluctuation in cost of services as a percentage of revenue during years of acquisition growth.
Rent - Cost of Services. While actual rent increased from $7.8 million in the three months ended September 30, 2018 to $8.5 million in the three months ended September 30, 2019, rent as a percentage of total revenue decreased by 1.0% to 9.7% in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, as the growth in revenue outpaced the increase in rent expense.
General and Administrative Expense. Our general and administrative expense increased from 6.1% to 9.7%, or from $4.5 million to $8.6 million in the three months ended September 30, 2019, primarily due to an increase in transaction related costs of $3.4 million or 3.8%. Without the transaction costs related to the Spin-Off, general and administrative expense as a percentage of revenue would have slightly decreased. Additionally, in the three months ended September 30, 2019, general and administrative expenses of $0.3 million were incurred as additions to the Company’s ongoing cost structure in support of being a public company. The majority of general and administrative expenses relate to cost allocations for certain shared services provided to us by Ensign subsidiaries. Such allocations include, but are not limited to, executive management, accounting, human resources, information technology, compliance, legal, payroll, insurance, tax, treasury, and other general and administrative items. These costs were allocated to us on a basis of revenue, location, employee count, or other measures.
Depreciation and Amortization. Depreciation and amortization expense remained flat as a percentage of total revenue.
Provision for Income Taxes. Income tax expense recorded for the three months ended September 30, 2019 reflects tax benefits of approximately $0.4 million from share-based payment awards that were partially offset by non-deductible items. See Note 11, Income Taxes, to the Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Revenue

	Nine Months Ended September 30,
	2019		2018
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health(a)	$61,532	24.7%	$53,196	25.2%
Hospice	76,866	30.8	61,079	29.0
Home care and other(a)	13,098	5.3	10,569	5.0
Total home health and hospice services	151,496	60.8	124,844	59.2
Senior living services	97,543	39.2	85,877	40.8
Total revenue	$249,039	100.0%	$210,721	100.0%
(a) Home care and other revenue is included with home health revenue in other disclosures in this report.

Our combined revenue increased $38.4 million, or 18.2%. Revenue from operations acquired on or subsequent to October 1, 2018 increased our combined revenue by $19.9 million or 9.4% during the nine months ended September 30, 2019 when compared to the same period in 2018.
Home Health and Hospice Services

	Nine Months Ended September 30,
	2019	2018	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$61,532	$53,196	$8,336	15.7%
Hospice services	76,866	61,079	15,787	25.8
Home care and other	13,098	10,569	2,529	23.9
Total home health and hospice revenue	$151,496	$124,844	$26,652	21.3%
Home health services:
Total home health admissions	16,723	13,496	3,227	23.9%
Average Medicare Revenue per 60-day Completed Episode	$3,072	$2,968	$104	3.5
Hospice services:
Average daily census	1,625	1,310	315	24.0
Hospice Medicare revenue per day	$164	$160	$4	2.5
Number of agencies at period end	63	50	13	26.0%
Home health and hospice revenue increased $26.7 million, or 21.3%. Medicare and managed care revenue increased $20.1 million, or 19.3%. The increase in revenue is due to growth in all key metrics listed above, and primarily driven by increases in total home health admissions of 23.9% and average daily census of 24.0%. Further growth was driven by an increase of $11.1 million or 8.9% from the addition of thirteen home health, hospice and home care operations between October 1, 2018 and September 30, 2019.

Senior Living Services

	Nine Months Ended September 30,
	2019	2018	Change	% Change
	(In thousands)
Revenue	$97,543	$85,877	$11,666	13.6%
Number of communities at period end	52	45	7	15.6%
Occupancy percentage (units)	79.9%	79.1%	0.8%
Average monthly revenue per occupied unit	$3,110	$3,046	$64	2.1%
Senior living revenue increased $11.7 million, or 13.6%, for the nine months ended September 30, 2019 when compared to the same period in the prior year. We experienced an increase in occupancy of 0.8%, coupled with an increase of $8.8 million or 10.3% in revenue from the addition of seven senior living operations acquired between October 1, 2018 and September 30, 2019.

Cost of Services
The following table sets forth total cost of services by each of our reportable segments for the periods indicated:

	Cost of Services
	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Home Health and Hospice	$128,013	$104,782
Senior Living	62,040	51,326
Total cost of services	$190,053	$156,108
Combined cost of services increased $33.9 million or 21.7%. Combined cost of services as a percentage of revenue increased by 2.2% to 76.3% compared to the nine months ended September 30, 2018.
Home Health and Hospice Services

	Nine Months Ended September 30,
	2019	2018	Change	% Change
	(In thousands)
Cost of service	$128,013	$104,782	$23,231	22.2%
Cost of services as a percentage of revenue	84.5%	83.9%	0.6%
Cost of services related to our home health and hospice services segment increased $23.2 million, or 22.2%, primarily due to increased volume as well higher costs related to acquisitions. Included in cost of services is a one-time broker fee of $0.4 million related to new agencies acquired in the current period. Without this fee, cost of services would have been 84.2%, an increased of 0.3%.
Senior Living Services

	Nine Months Ended September 30,
	2019	2018	Change	% Change
	(In thousands)
Cost of service	$62,040	$51,326	$10,714	20.9%
Cost of services as a percentage of revenue	63.6%	59.8%	3.8%
Cost of services related to our senior living services segment increased $10.7 million, or 20.9%, and by 3.8% as a percent of revenue as a result of the increase in costs associated with newly acquired communities and additional field-based resources to support our growing infrastructure. Our acquisition focus is to opportunistically acquire underperforming operations. Historically, we generally experienced higher cost of services at newly acquired operations; and therefore, we anticipate fluctuation in cost of services as a percentage of revenue during years of acquisition growth.
Rent - Cost of Services. While actual rent increased from $23.1 million in the nine months ended September 30, 2018 to $25.4 million in the nine months ended September 30, 2019, rent as a percentage of total revenue decreased by 0.7% to 10.2% in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, as the growth in revenue outpaced the increase in rent expense.
General and Administrative Expense. Our general and administrative expense increased from 6.4% to 9.5%, or from $13.5 million to $23.7 million, primarily due to an increase in transaction related costs of $8.0 million or 3.2%. Without the transaction costs related to the Spin-Off, general and administrative expense as a percentage of revenue would have slightly decreased. Additionally, in the nine months ended September 30, 2019, general and administrative expenses of $0.6 million were incurred as additions to the Company’s ongoing cost structure in support of being a public company. The majority of general and administrative expenses relate to cost allocations for certain shared services provided to us by Ensign subsidiaries. Such allocations include, but are not limited to, executive management, accounting, human resources, information technology, compliance, legal, payroll, insurance, tax, treasury, and other general and administrative items. These costs were allocated to us on a basis of revenue, location, employee count, or other measures.
Depreciation and Amortization. Depreciation and amortization expense remained relatively flat as a percentage of total revenue.
Provision for Income Taxes. Income tax expense recorded for the nine months ended September 30, 2019 reflects tax benefits of approximately $1.7 million from share-based payment awards that were partially offset by non-deductible items. The rate is further impacted by transaction costs related to the Spin-Off that were deductible prior to completing the transaction on October 1, 2019.
See Note 11, Income Taxes, to the Interim Financial Statements included elsewhere in this report filed on Form 10-Q for further discussion.

The transaction costs related to the Spin-Off in general and administrative expense were deductible for tax purposes before the Spin-Off occurred. However, with the completion of the Spin-Off during the fourth quarter, a significant portion of those costs will likely be permanently nondeductible. We anticipate the nondeductible portion of the costs incurred in connection with the Spin-Off to date could increase the effective tax rate by between 15% and 25% in the fourth quarter.

Liquidity and Capital Resources
The cash presented in the combined balance sheets represents cash located at our operations. No cash was allocated to us in the Interim Financial Statements because the net activity of cash due to (from) Ensign is reflected in the net parent investment. Following the Spin-Off, we will no longer participate in a cash management arrangement with Ensign. Our principal sources of liquidity following the Spin-Off will be our cash on hand, our ability to generate cash through operations, and any available funding arrangements and financing facilities we enter into.
New Credit Agreement
Subsequent to the period ended September 30, 2019, on October 1, 2019, Pennant entered into a credit agreement (the “Credit Agreement”), which provides for a revolving credit facility with a syndicate of banks with a borrowing capacity of $75.0 million (the “Revolving Credit Facility”). The interest rates applicable to loans under the Revolving Credit Facility are, at the Company’s election, either LIBOR (“Adjusted LIBOR” as defined in the Credit Agreement) plus a margin ranging from 2.5% to 3.5% per annum or Base Rate plus a margin ranging from 1.5% to 2.5% per annum, in each case based on the ratio of Consolidated Total Net Debt to Consolidated EBITDA (each, as defined in the Credit Agreement). In addition, Pennant will pay a commitment fee on the undrawn portion of the commitments under the Revolving Credit Facility that is estimated to be 0.6% per annum.

The Revolving Credit Facility will not be subject to interim amortization and the Company will not be required to repay any loans under the Revolving Credit Facility prior to maturity in 2024. The Company will be permitted to prepay all or any portion of the loans under the Revolving Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders.
In connection with the Spin-Off, we incurred outstanding indebtedness of $30.0 million. The amount reflects proceeds from issuance of indebtedness under the Revolving Credit Facility, including approximately $1.3 million in financing cost. The proceeds from the issuance of indebtedness were used to pay a dividend to Ensign of $11.6 million as well as spin-off related transaction costs and for general working capital purposes.
We believe that our existing cash, cash equivalents, cash generated through operations and our access to financing facilities, together with funding through third-party sources such as commercial banks, will be sufficient to fund our operating activities, anticipated capital expenditures and growth needs.

New Insurance Coverage

In connection with the Spin-off, the Company obtained stand-alone insurance policies to cover general and professional liability, workers compensation, and Directors and Officers liability. We believe the change in insurance coverage will not materially impact our cost of service or general and administrative cost structure.
The following table presents selected data from our combined statement of cash flows for the periods presented:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$12,196	$16,202
Net cash used in investing activities	(22,506)	(5,545)
Net cash provided by/(used in) financing activities	10,316	(10,652)
Net increase in cash	6	5
Cash at beginning of year	41	36
Cash at end of year	$47	$41
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Our net cash provided by operating activities for the nine months ended September 30, 2019 decreased by $4.0 million. The decrease was primarily due to a decrease in net income as a result of Spin-Off related transaction costs and cash used in support of newly acquired operations.
Our net cash used in investing activities for the nine months ended September 30, 2019 increased by $17.0 million. This use of cash is primarily attributable to our spending on business and asset acquisitions which increased by $16.8 million, and an increase in capital expenditure spending of $1.6 million.
Our net cash provided by/(used in) financing activities in all periods presented reflect net transactions with Ensign resulting from operating and investing activities discussed above.
Contractual Obligations, Commitments and Contingencies
The following table sets forth our lease obligations as of December 31, 2018, including the future periods in which payments are expected:

	2019	2020	2021	2022	2023	Thereafter	Total
	(In thousands)
Operating lease obligations	$33,055	$32,181	$31,625	$31,241	$30,896	$243,333	$402,331
In connection with the Spin-Off, we amended our master lease agreements with Ensign and certain other landlords. Annual future minimum lease payments are expected to initially increase by approximately $3.6 million due to the modifications.
Inflation
We have historically derived a portion of our revenue from the Medicare program. We also derive revenue from state Medicaid and similar reimbursement programs. Payments under these programs generally provide for reimbursement levels that are adjusted for inflation annually based upon the state’s fiscal year for the Medicaid programs and in October for the Medicare program. These adjustments may not continue in the future, and even if received, such adjustments may not reflect the actual increase in our costs for providing healthcare services.
Labor and supply expenses make up a substantial portion of our cost of services. Those expenses can be subject to increase in periods of rising inflation, increases to wage minimums, and when labor shortages occur in the marketplace. To date, we have generally been able to implement cost control measures or obtain increases in reimbursement sufficient to offset increases in these expenses. We may not be successful in offsetting future cost increases.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

On October 1, 2019, in connection with the Spin-Off, we entered into a $75 million revolving credit facility which exposes us to market risk. Borrowings under the revolving credit facility are subject to variable interest rates. As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings under the revolving credit facility. See Note 15, Subsequent Events to our Interim Financial Statements presented herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for a description of our current indebtedness. We manage our exposure to these risks by monitoring available financing alternatives, through pricing policies and potentially entering into derivative arrangements. We will evaluate our exposure to fluctuations in interest rates and how to manage such exposure on an ongoing basis.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

The information provided in Note 14, Commitments and Contingencies included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.     Risk Factors
We have disclosed under the heading “Risk Factors” in our Information Statement included as Exhibit 99.1 to our Registration Statement on Form 10 (File No. 001-38900), filed with the SEC on September 3, 2019, risk factors that materially affect our business, financial condition or results of operations.

Other than the item discussed below, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Information Statement and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicaid and Medicare.

On October 31, 2019, CMS issued its 2020 HH PPS final rule.  The final rule implements the Patient-Driven Groupings Model (PDGM), a revised case mix adjustment methodology, for all home health episodes that begin on or after January 1, 2020.  PDGM changes the unit of home health payment from a 60-day episode to a 30-day period and refines case mix calculation by removing therapy thresholds and adjusting reimbursement based on patient characteristics such as principal diagnoses and clinical grouping, functional impairment levels, comorbidities, and admission source and timing.  CMS estimates the final rule will result in a $250 million (1.3%) increase in payments to home health providers in 2020, including a negative 4.36% behavioral change assumption. The final rule confirms that Requests for Anticipated Payment (“RAPs”) will be phased out partially in 2020 and fully eliminated in 2021.   The final rule also modifies the Home Health Value Based Purchasing model, updates Home Health Quality Reporting Program requirements, and finalizes home unfusion therapy payment provisions.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.        Exhibits

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Pennant Group, Inc.

November 12, 2019	BY:	/s/ JENNIFER L. FREEMAN
Jennifer L. Freeman
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)