Form 10-K
period 2019-12-31
Pennant Group, Inc.
filed 2020-03-04
CIK 1766400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2019.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to                     .
Commission file number: 001-38900
__________________________
THE PENNANT GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-3349931
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
1675 East Riverside Drive, Suite 150, Eagle, ID 83616
(Address of Principal Executive Offices and Zip Code)
(208) 506-6100
(Registrant’s Telephone Number, Including Area Code)
_____________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PNTG	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act, or the Act.  ☐Yes ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of March 4, 2020, 27,885,252 shares of the registrant’s common stock were outstanding.

THE PENNANT GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

Note on Incorporation by Reference

Part III of this Form 10-K incorporates information by reference from the Registrant's definitive proxy statement on Schedule 14A for the Registrant's 2019 Annual Meeting of Stockholders to be filed within 120 days after the close of the fiscal year covered by this annual report.

Cautionary Note Regarding Forward-Looking Statements

Our reports, filings and other public announcements, including this Annual Report on Form 10-K may from time to time contain statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and typically include, but are not limited to, our expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities and plans and objectives of management. Forward-looking statements can often be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “seek,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed in Part I, Item 1A., Risk Factors, of this Annual Report on Form 10-K for the year ended December 31, 2019. Accordingly, you should not rely upon forward-looking statements as predictions of future events. These forward-looking statements speak only as of the date of this Annual Report, and are based on our current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

As used in this Annual Report on Form 10-K, the words, “Pennant,” “Company,” “we,” “our” and “us” refer to The Pennant Group, Inc. and its consolidated subsidiaries. All of our independent operating subsidiaries, and the Service Center (defined below) are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar terms in this Annual Report is not meant to imply, nor should it be construed as meaning, that The Pennant Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries are operated by The Pennant Group, Inc.

The Pennant Group, Inc. is a holding company with no direct operating assets, employees or revenues. In addition, certain of our wholly-owned independent subsidiaries, collectively referred to as the “Service Center,” provide centralized accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other independent operating subsidiaries through contractual relationships with such subsidiaries.

We were incorporated in 2019 in Delaware. The address of our headquarters is 1675 E Riverside Drive, Suite 150, Eagle, Idaho 83616, and our telephone number is (208) 506-6100. Our corporate website is located at www.pennantgroup.com. The information contained in, or that can be accessed through, our website does not constitute a part of this Annual Report.

Part I.
Item 1. Business

Overview

The Pennant Group, Inc. (together with its consolidated subsidiaries, “we”, “our”, “us” or “Pennant”) is a leading provider of high-quality healthcare services to patients of all ages, including the growing senior population, in the United States. Through our innovative operating model, we strive to be the provider-of-choice in the communities we serve. On October 1, 2019, we completed a spin-off from The Ensign Group, Inc. (“Ensign”) (NASDAQ: ENSG), our former parent company, which transferred all of its home health and hospice agencies and substantially all of its senior living businesses to us.

As of December 31, 2019, we operate multiple lines of business, including home health, hospice and senior living, throughout Arizona, California, Colorado, Idaho, Iowa, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. We provide home health and hospice services through 63 agencies, and senior living services at 52 communities with 3,963 total units in our assisted living, independent living and memory care business. We derive revenue from a diversified blend of payors including Medicare and Medicaid programs, private pay patients and residents and managed care payors.

We believe our key differentiators are our (1) innovative operating model that focuses on empowering and developing strong local leaders, (2) disciplined growth strategy, and (3) ability to achieve quality care outcomes in cost effective settings. In our experience, healthcare is a local endeavor, largely dependent upon personal and professional relationships, community reputation and an ability to adapt to the changing needs of patients, partners and communities. As our operational leaders build strong relationships with key partners in their local communities, they are empowered to make informed and critical operational decisions that produce quality care outcomes and more effectively meet the needs of our patients.

We believe our home health and hospice businesses are able to achieve quality outcomes—as measured by multiple industry and value-based metrics (such as hospital readmission rates)—in cost effective settings. We believe our senior living business is able to offer our residents a safe and tailored quality-of-life at an affordable cost, thus appealing to a broad population. With our platform of diversified service offerings, we believe that we are well-positioned to take advantage of favorable demographic shifts as well as industry trends that reward providers offering quality care in lower cost settings.

Our Innovative Operating Model

Our innovative operating model is the foundation of our superior performance and success. Our operating model is founded on two core principles: (1) healthcare is a local business where providers are most successful when key operational decision-making meets local community needs and occurs close to patients and employees, and (2) peer accountability from operational and resource partners is more effective at driving excellent clinical and financial results than traditional hierarchical or “top-down” accountability structures.

Our model is innovative because each operation has been and will continue to be an independent operating subsidiary that functions under the direction of local clinical and operational leaders, each of whom are empowered to make decisions based on the unique needs of the patients, partners and communities they serve. This is in contrast to typical models where control and key decision-making is centralized at the corporate level. Moreover, we utilize a “cluster model,” where every operation is part of a defined “cluster,” which is a group of geographically proximate operations working together to allow leaders to communicate and provide support and accountability to each other. This creates incentives for leaders to share best practices and real-time data and benchmark clinical and financial performance with their cluster partners. We believe this locally-driven data-sharing and peer accountability model is unique amongst healthcare and senior living providers and has proven effective in improving clinical care, enhancing patient and resident satisfaction and promoting operational efficiencies. This “cluster” operating model is the same model used by local leaders prior to our spin-off from Ensign in 2019 (further discussed below under Company History) and will be key to the success of our future operations.

Our organizational structure empowers our highly-dedicated leaders and staff at the local level to make key decisions and creates a sense of ownership over operational and clinical results and the overall employee experience. Each operation’s leader and his or her staff are encouraged to make their operations the “provider of choice” in the communities they serve. To accomplish this goal, our leaders work closely with their clinical staff and our expert resources to identify unique patient needs and priorities in their communities and to create superior service offerings tailored to those needs. We believe that our localized approach to program development and patient care leads prospective patients and referral sources to choose or recommend our operations to others. Similarly, our emphasis on empowering local decision-makers encourages leaders to strive to become the “employer of choice” in the communities they serve. One of our core values is the principle that the best patient care is provided by employees who experience significant work satisfaction because they are valued as individuals. Our leaders work hard to embody this core value and to attract, train and retain outstanding clinical staff by creating a work environment that fosters critical thinking, measurement, and relevance. Our local teams are motivated and empowered to quickly and proactively meet the needs of those they serve, without waiting for permission to act or being bound to a “one-size-fits-all” corporate strategy. In many markets, we attribute census growth and excellent clinical and financial outcomes to a healthy organizational culture built on these principles. With strong employee satisfaction across the organization, we believe we can continue to attract and retain the best talent in our industries.

Lastly, while our teams are local, they are also supported by cutting-edge systems and our “Service Center”, which is staffed with teams of subject-matter experts who advise regarding their respective fields of expertise, including information technology, compliance, human resources, accounting, payroll, legal, risk management, education and other services. The partnership and peer accountability that exists between our local leaders and Service Center resources allows each operation to improve while benefiting from the technical expertise, systems and accountability provided by our Service Center.

Partner of Choice in Local Healthcare Communities

We view healthcare services primarily as a local business, driven by personal relationships, reputation and the ability to identify and address unmet community needs. We believe our success is largely driven by our ability to build strong relationships with key stakeholders within the local healthcare communities, leveraging our reputation for providing superior care.

We believe we are a partner of choice to payors, providers, patients and employees in the healthcare communities we serve. As a partner, we focus on improving care outcomes and the quality of life of our patients in their home. Our local leadership approach facilitates the development of strong professional relationships within communities, which allows us to better understand and meet the needs of our partners. We believe our emphasis on working closely with other providers, payors and patients yields unique, customized solutions and programs that meet local market needs and improve clinical outcomes, which in turn accelerates revenue growth and profitability.

We are a trusted partner to, and work closely with, payors and other acute and post-acute providers to deliver innovative healthcare solutions in lower cost settings. In the markets we serve, we have developed formal and informal preferred provider relationships with key referral sources and transitional care programs that result in better coordination within the care continuum. These partnerships have resulted in significant benefits to payors, patients and other providers, including reduced hospital readmission rates, appropriate transitions within the care continuum, overall cost savings, increased patient satisfaction and improved quality outcomes. Positive, repeated interactions and data sharing result in strong local relationships and encourage referrals from our acute and post-acute care partners. As we continue to strengthen these formal and informal relationships and expand our referral base, we believe we will continue to drive revenue growth and operational results.

Company History

The Pennant Group, Inc. was incorporated as a Delaware corporation on January 24, 2019, for the purpose of holding the home health and hospice agencies and substantially all of the senior living businesses of Ensign, which was formed in 1999 with the goal of establishing a new level of quality care within the skilled nursing industry. The name “Ensign” is synonymous with a “flag” or a “standard,” and refers to Ensign’s goal of setting the standard by which all others in its industry are measured. The name “Pennant” draws on similar imagery and themes to represent our mission of becoming the “Ensign” to the home health, hospice and senior living industries. We believe that, through our innovative operating model, we can foster a new level of patient care and professional competence at our independent operating subsidiaries and set new industry standards for quality home health and hospice and senior living services.

On October 1, 2019, Ensign completed the spin-off of Pennant from Ensign effected through a tax-free distribution (except as to cash received in lieu of fractional shares) of substantially all of Pennant’s issued and outstanding common stock to the stockholders of Ensign, as a result of which Pennant became an independent, publicly-traded company (the “Spin-Off”). Following the Spin-Off, Ensign had no continuing ownership interest in Pennant. As part of and prior to effecting the Spin-Off, Ensign executed an internal reorganization to align the appropriate businesses within each of Pennant and Ensign whereby, among other things (1) the assets and liabilities associated with Ensign’s home health and hospice agencies and substantially all of its senior living businesses were transferred to Pennant, and (2) all other assets and liabilities of Ensign were retained by Ensign.

Our independent operating subsidiaries are organized into industry-specific portfolio companies, which we believe has enabled us to maintain a local, field-driven organizational structure, to attract qualified leaders and expert resources, and to effectively identify, acquire, and improve operations. Each of our portfolio companies has its own leader. These experienced and proven leaders are generally taken from the ranks of our operational leaders to serve as resources to independent operating subsidiaries within their own portfolio companies and have the primary responsibility for recruiting qualified talent, finding potential acquisition targets, and identifying other strategic and organic growth opportunities. We believe this decentralized organizational structure will continue to improve the quality of our recruiting and facilitate successful acquisitions.

We have two reportable segments: (1) home health and hospice services, which includes our home health, hospice and home care businesses; and (2) senior living services, which includes our assisted living, independent living and memory care communities. We also report an “all other” category that includes general and administrative expense. Our reporting segments are business units that offer different services and that are managed separately to provide greater visibility into those operations. For more information about our operating segments, as well as financial information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6, Business Segments, to the Consolidated and Combined Financial Statements.

Services

Home Health and Hospice. As of December 31, 2019, we provided home health and hospice services through 63 agencies. Our home health services consist of providing a combination of clinical services including nursing, speech, occupational and physical therapy, medical social work and home health aide services within a patient's home. Home health is often a cost-effective solution for patients and can also increase their quality of life by allowing them to receive excellent clinical services in the comfort and convenience of the patient's home. Our hospice services focus on the physical, spiritual and psychosocial needs of terminally ill patients and their families and consist primarily of clinical care, education and counseling. During the years ended December 31, 2019, 2018 and 2017, we generated approximately 68.6%, 68.6% and 68.8%, respectively, of our home health and hospice revenue from Medicare.

Senior Living. As of December 31, 2019, we provided assisted living, independent living and memory care services in 52 communities with 3,963 total units or rooms. Our senior living operations provide a variety of services tailored to our residents’ needs, including residential accommodations, activities, meals, housekeeping and assistance in the activities of daily living to seniors who are independent or who require some support not at the level of clinical care provided in a skilled nursing facility. We generate revenue in these communities primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs. During years ended December 31, 2019, 2018 and 2017, approximately 77.4%, 79.8% and 81.8% respectively, of our senior living revenue was derived from private pay sources.

Our Growth Strategy

We believe that the following strategies are primarily responsible for our growth to date and will continue to drive the growth of our business:

Grow Talent Base and Develop Future Leaders. Our growth strategy is focused on expanding our talent base and developing future leaders. A key component of our organizational culture is our belief that strong local leadership is a primary ingredient to operational success. We use a multi-faceted strategy to identify and recruit proven business leaders from various industries and backgrounds. To develop these leaders, we have a rigorous “CEO-in-Training Program” that includes significant in-person instruction on leadership, clinical and operational topics as well as extensive on-the-ground training and active learning with key leaders from across the organization. After placement in a local operation, our leaders continue to receive training and regular feedback and support from operational and resource peers. We believe our model of empowering local leaders and providing them a platform of support from expert resources and systems will continue to attract and retain highly talented and entrepreneurial leaders.

Focus on Organic Growth. We believe that we have a significant opportunity to drive organic growth within our current portfolio, including recently acquired operations. As we improve clinical outcomes, quality of care and operational results at each of our existing and newly acquired operations, we believe we will become a provider of choice in the communities we serve, which leads to census growth. Through this census growth, and as we continue to expand our service areas and offerings, we believe we will continue to translate revenue growth into bottom line success with rigorous adherence to our core operating principles. By effectively using data systems and analytics and embracing a culture of transparency and accountability, we tend to see our local leaders steadily improving operational results. We believe our unique operating model will continue to cultivate steady and consistent organic growth in the future.

Pursue Disciplined Acquisition Strategy. The disciplined acquisition and integration of strategic and underperforming operations is a key element of our past success and is integral to our future growth plans. We have historically successfully transitioned both turnaround and stable target businesses, transforming them into top-quality operations preferred by referral sources. We plan to continue to take advantage of the fragmented home health, hospice and senior living industries by acquiring strategic and underperforming operations within both our existing and new geographic markets. With experienced leaders in place at the local level and demonstrated success in improving operating conditions at acquired businesses, we believe we are well positioned to continue expanding our footprint through disciplined acquisitions.

Leverage Our Operational Capabilities to Expand Partnerships. Our local leadership approach enables us to adapt to and efficiently meet the needs of our partners in the communities we serve. Our clinical and data analytics capabilities foster solutions and allow us to optimize clinical outcomes. We use this data to communicate with key partners in an effort to reduce overall cost of care and drive improved clinical outcomes. We will continue to expand formal and informal partnerships across the healthcare continuum by strategically investing in programs and data analytics that help us and our partners improve care transitions, achieve better outcomes and reduce costs.

Strategically Invest in and Integrate Other Post-Acute Healthcare Businesses. Another important element to our growth strategy is the in-house development and acquisition of other post-acute care businesses that are adjacent to our existing service offerings. These businesses either directly or indirectly benefit our patients, help us collaborate more effectively with our partners, and allow us to compete more effectively in the rapidly changing healthcare environment. Our leadership development programs facilitate these investments, and we have supported local leaders in exploring new business opportunities. We expect to continue to selectively incubate ancillary solutions in a disciplined manner that incentivizes our local leaders and bolsters the depth and breadth of services we offer within the post-acute care continuum.

Growth and Acquisition History

Much of our historical growth can be attributed to our expertise in acquiring strategic and underperforming operations and transforming them into market leaders in clinical quality, staff competency and financial performance. Our local leaders are trained to identify these opportunities for long-term organic growth as we strive to become the provider of choice in our local communities. Accordingly, we plan to continue to drive organic growth and acquire additional operations in existing and new markets in a disciplined manner.

From 2013 to 2019, we grew our home health and hospice services and senior living services revenue by 409.0%.

Revenue Growth Since 2013 (Dollars in Millions)
$66.5
$26.7
$39.8
$90.4
$35.9
$54.5
$159.2
$68.8
$90.4
$217.2
$101.4
$115.8
$251.0
$108.6
$142.4
$286.1
$117.0
$169.1
$338.5
$131.9
$206.6
2013
2014
2015
2016
2017
2018
2019
Home Health and Hospice
Senior Living

From 2013 to December 31, 2019, we grew the number of our home health and hospice agencies and senior living units by 293.8% and 215.5%, respectively.

Agency and Unit Growth Since 2013

	December 31,
	2011	2012	2013	2014	2015	2016	2017	2018	2019
Home health and hospice agencies	7	10	16	25	32	39	46	54	63
Senior living communities	8	10	12	15	36	36	43	50	52
Senior living units	887	1,034	1,256	1,587	3,184	3,184	3,434	3,820	3,963
Total number of home health, hospice, and senior living operations	15	20	28	40	68	75	89	104	115

We aim to continue to grow our revenue and earnings by acquiring additional operations in existing and new markets and improving and expanding our existing operations.

Industry Trends

The healthcare sector is one of the largest and fastest-growing sectors of the U.S. economy. According to CMS, national healthcare spending increased from 8.9% of U.S. GDP, or $255 billion, in 1980 to an estimated 18% of GDP, or $3.6 trillion, in 2018. CMS projects national healthcare spending will grow by an average of 5.5% annually from 2018 through 2027, accounting for approximately 19% of U.S. GDP in 2027.

The home health, hospice and senior living segments are growing within the overall healthcare landscape in the United States. The home health market is estimated at approximately $103 billion and is growing at an estimated CAGR of 7%. The hospice industry is estimated at approximately $23 billion and is growing at an estimated CAGR of 5%. The senior living market is estimated at approximately $56 billion and growing at an estimated CAGR of 5%. We believe that the industries in which we operate will continue to benefit from several macroeconomic and regulatory trends highlighted below:

Increased Demand Driven by Aging Populations. As seniors account for an increasing percentage of the total U.S. population, we believe the demand for home health and hospice and senior living services will continue to increase. According U.S. Census Bureau in 2019, between 2016 and 2030, the number of individuals over 65 years old is projected to be one of the fastest growing segments of the United States population, growing from 15% to 21%. The Bureau expects this segment to increase nearly 57% to 77 million by 2034 (from 2016) as compared to the total U.S. population which is projected to increase by 14% over that time period. Furthermore, the generation currently retiring has access to less post-retirement benefits and accumulated less savings than in the past, creating demand for more affordable senior housing and in-home care options. As a high-quality provider in lower cost settings, we believe we are well-positioned to benefit from this trend.

Shift of Patient Care to Lower Cost Alternatives. The growth of the senior population in the U.S. continues to increase healthcare costs, often at a rate faster than the available funding from government-sponsored healthcare programs. In response, government payors have adopted measures that encourage the treatment of patients in their homes and other cost-effective settings where the staffing requirements and associated costs are often significantly lower than the alternatives. With our emphasis on the home health, hospice and senior living industries, which are among the lowest cost settings within the post-acute care continuum, we expect this shift to continue to drive our growth.

Transition to Value-Based Payment Models. In response to rising healthcare spending, certain markets’ commercial, government and other payors are shifting away from fee-for-service payment models toward value-based models, including risk-based payment models that tie financial incentives to quality, efficiency and coordination of care. We believe that payors will continue to emphasize reimbursement models driven by value and that our clinical outcomes combined with our services in cost effective settings will be increasingly rewarded. Many of our home health agencies already receive value-based payments, and we are well-positioned to capitalize on this trend as it unfolds across the markets we serve.

Significant Acquisition and Consolidation Opportunities. The home health, hospice and senior living industries are highly fragmented markets with thousands of small and regional providers and only a handful of large national players. There are over 12,300 Medicare-certified home health agencies, with the top ten largest operators accounting for about 26% of the market. There are approximately 4,500 hospice agencies in the U.S. with the top ten largest operators accounting for about 18% of the total market share. As with the home health and hospice industries, there is significant fragmentation in the senior housing industry, with the top 25 operators controlling only a quarter of the market. We believe that our strategy of acquiring strategic and underperforming operations in these highly fragmented markets will be an instrumental piece of our future growth.

Changing Regulatory Framework. Regulations and reimbursement change frequently in our industries. Our model is designed to successfully navigate these regulatory and reimbursement changes. For example, effective January 1, 2020, CMS enacted additional changes to the Medicare home health prospective payment system (“HH PPS”) with the implementation of the Patient Driven Groupings Model (“PDGM”). As discussed in greater detail below under Government Regulation, this new reimbursement structure involves case mix calculation methodology refinements, changes to low-utilization payment adjustment (“LUPA”) thresholds, the elimination of therapy thresholds, a change to the unit of payment from a 60-day episode to a 30-day period of care, and reduction in fiscal year 2020 and full elimination in fiscal year 2021 of requests for anticipated payments (“RAPs”). Just as we have navigated other major reimbursement and regulatory changes, we believe that our unique operating model will mitigate the negative impacts of PDGM as local operations and clinical leaders, supported by our expert resources, effectively adapt to the new reimbursement environment.

Payor Sources

We derive revenue primarily from the Medicare and Medicaid programs, private pay patients and residents and managed care payors.

Medicare. Medicare is a federal program that provides healthcare benefits to individuals who are 65 years of age or older or are disabled. The Medicare home health benefit is available both for patients who need care following discharge from an inpatient facility and patients who suffer from chronic conditions that require ongoing but intermittent care. The Medicare hospice benefit is also available to Medicare-eligible patients with terminal illnesses, certified by a physician, where life expectancy is six months or less.

Medicaid. Medicaid is a program financed by state funds and matching federal funds administered by state agencies or managed care organizations on their behalf. Medicaid programs generally provide health benefits for qualifying individuals, and may supplement Medicare benefits for the disabled and for persons aged 65 and older meeting financial eligibility requirements. Medicaid reimbursement formulas are established by each state with the approval of the federal government in accordance with federal guidelines.

Medicaid reimbursement varies from state to state and is based upon a number of different methodologies, including cost-based, prospective payment, case mixed adjusted payments, and negotiated rates. Rates are subject to a state’s annual budgetary requirements and funding, statutory and regulatory changes and interpretations and rulings by individual state agencies and State Plan Amendments approved by CMS.

Managed Care and Private Insurance. Managed care patients consist of individuals who are insured by certain third-party entities, or who are Medicare beneficiaries who have assigned their Medicare benefits to a managed care organization plan. Another type of insurance, long-term care insurance, is also becoming more widely available to consumers and is not expected to contribute significantly to industry revenues in the near term.

Private and Other Payors. Private and other payors consist primarily of individuals, family members or other third parties who directly pay for the services we provide.

The following table sets forth our total revenue by payor source as a percent of revenue generated by each of our reportable segments and as a percentage of total revenue for the year ended December 31, 2019 (dollars in thousands):

	Year Ended December 31, 2019
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue
Medicare	47.4%	88.9%	—%	41.9%
Medicaid	6.5	9.5	22.6	13.7
Subtotal	53.9	98.4	22.6	55.6
Managed care	27.4	1.5	—	8.6
Private and other(a)	18.7	0.1	77.4	35.8
Total revenue	100.0%	100.0%	100.0%	100.0%
(a)   Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

Reimbursement for Specific Services

Reimbursement for Home Health Services. Our home health business derives substantially all of its revenue from Medicare and managed care sources, which may vary in the markets we serve. Our home health services generally consist of providing some combination of the services of registered nurses, speech, occupational and physical therapists, medical social workers and certified home health aides. Home health is often a cost-effective solution for patients and can also increase their quality of life and allow them to receive quality medical care in the comfort and convenience of a familiar setting.

Historically, adjustments to reimbursement under Medicare and Medicaid have had a significant effect on our revenue and results of operations. Recently enacted, pending and proposed legislation and administrative rulemaking at the federal and state levels could have similar effects on our business. Efforts to impose reduced reimbursement rates, greater discounts and more stringent cost controls by government and other payors are expected to continue for the foreseeable future and could adversely affect our business, financial condition and results of operations. Additionally, any delay or default by the federal or state governments in making Medicare and/or Medicaid reimbursement payments could materially and adversely affect our business, financial condition and results of operations.

Reimbursement for Hospice Services. Hospice revenues are primarily derived from Medicare. We receive one of four predetermined rate categories based on four different levels of care provided: routine home care, continuous home care, inpatient respite care and general inpatient care. This payment structure is designed to include all of the services needed to manage a beneficiary’s care, consisting primarily of clinical care, education and counseling. These rates are subject to annual adjustments based on inflation and geographic wage considerations.

Reimbursement for Senior Living Services. Assisted living, independent living and memory care community revenue is primarily derived from private pay residents at rates we establish based upon the services we provide and market conditions in the area of operation. In addition, Medicaid or other state-specific programs in some states where we operate supplement payments for board and care services provided in assisted living and memory care communities.

Competition

The post-acute care industry is highly competitive, and we expect that the industry will become increasingly competitive in the future. The industry is highly fragmented and characterized by numerous local and regional providers, in addition to large national providers that have achieved geographic diversity and economies of scale. Some of our independent operating subsidiaries also compete with skilled nursing facilities, inpatient rehabilitation facilities and long-term acute care hospitals. Competitiveness may vary significantly from location to location, depending upon factors such as the number of competing operations, availability of services, expertise of staff, and the physical appearance and amenities of senior living communities. We believe that the primary competitive factors in the post-acute care industry are:

•ability to attract and to retain qualified leaders and caregivers;
•reputation and achievements of quality healthcare outcomes and patient and resident satisfaction;
•attractiveness and location of senior living communities and other physical assets;
•the expertise and commitment of operational leaders and employees; and
•private equity and other firms with greater financial resources and/or lower costs of capital with similar asset acquisition objections.

We seek to compete effectively in each market by establishing a reputation within the local community as the “operation of choice.” This means that the operation leaders are generally free to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then create superior service offerings for that particular community or market that are calculated to encourage prospective customers and referral sources to choose or recommend the operation.

Increased competition could limit our ability to attract and retain patients and residents, maintain or increase rates or to expand our business. Some of our competitors have greater financial and other resources than we have, may have greater brand recognition and may be more established in their respective communities than we are. Competing companies may also offer newer communities or different programs or services than we offer and may, therefore, attract individuals who are currently patients of our communities, potential patients of our facilities, or who are otherwise receiving our healthcare services. Other competitors may have lower expenses or other competitive advantages than us and, therefore, provide services at lower prices than we offer.

There are few barriers to entry in the home health and hospice business in jurisdictions that do not require certificates of need or permits of approval. Our primary competition in these jurisdictions comes from local privately and publicly owned and hospital-owned healthcare providers. We compete based on the availability of personnel, the quality of services, expertise of visiting staff, and, in certain instances, on the price of our services. In addition, we compete with a number of non-profit organizations that finance acquisitions and capital expenditures on a tax-exempt basis and charity-funded programs that may have strong ties to their local medical communities and receive charitable contributions that are unavailable to us.

Our senior living services also compete with local, regional and national companies. The primary competitive factors in these businesses include reputation, cost of services, quality of clinical services, responsiveness to patient/resident needs, location and the ability to provide support in other areas such as third-party reimbursement, information management and patient recordkeeping. The market for acquiring and/or operating senior living communities is highly competitive, and some of our present and potential senior living competitors have, or may obtain, greater financial resources than us and may have a lower cost of capital.

Our Competitive Strengths

We believe that we are well positioned to benefit from the ongoing regulatory, reimbursement and demographic changes within the home health, hospice and senior living industries. We believe that we will achieve clinical, financial and cultural success as a direct result of the following key competitive strengths:

Innovative Operating Model. We believe healthcare should be operated primarily as a local business. Our local leadership-centered operating model encourages our leaders to make key operational decisions that meet the individualized needs of their patients and community partners. Recognizing the local nature of our business, our leaders develop each operation’s reputation at the local level, rather than being bound by a traditional organization-wide branding strategy. In addition, our local leaders work closely with their cluster partners to share data and improve clinical and financial outcomes. Moreover, we do not maintain a traditional corporate headquarters, rather we operate our Service Center which supports operational results through world-class systems and by providing ancillary expertise in fields such as information technology, compliance, human resources, accounting, legal and education. This enables individual operations to function with the strength, synergies and economies of scale found in larger organizations, without the disadvantages of a top-down management structure or corporate hierarchy. We believe this approach is unique within our industries and allows us to preserve the “one-operation-at-a-time” focus and culture that has contributed to our success.

Proven Track Record of Successful Acquisitions. We adhere to a disciplined acquisition strategy focused on sourcing and selectively acquiring operations within our target markets. Local leaders are heavily involved in the acquisition process and are recognized and rewarded as these acquired operations become the provider of choice in the communities they serve. Through our innovative operating model and disciplined approach to strategic growth, we have completed and successfully transitioned dozens of value-add operations. Our expertise in acquiring and transforming strategic and underperforming operations allows us to consider a broad range of potential acquisition targets and will be a key element of our future success.

Superior Clinical Outcomes and Quality Care. We will continue to achieve success by delivering high quality home health, hospice and senior living services. Using the Centers for Medicare and Medicaid Services (“CMS”) five-star quality rating criteria, our home health agencies achieved an average of 4 out of 5 stars across all agencies, compared to the industry average of 3.5 stars (see Government Regulation below for further discussion on the five-star quality rating system). Our locally-driven, patient-centered approach to clinical care allows us to meet the unique needs of our patients, resulting in improved clinical outcomes, including reduced hospital readmission rates. These improved outcomes are driven by both our talented local clinicians and our data-driven analytical approach to patient care and risk stratification. We believe that our achievement of high-quality clinical outcomes positions us as a solution for patients and referral sources, leading to census growth and improved profitability.

Diversified Portfolio by Payor and Services. As of December 31, 2019, we operated 63 home health and hospice agencies and 52 senior living communities across 13 states. Because of this diversified portfolio, our blended payor mix was 41.9% Medicare, 13.7% Medicaid, 8.6% managed care and 35.8% private pay for the year ended December 31, 2019. Our balanced payor mix provides greater business stability through economic cycles and mitigates volatility arising from government-driven reimbursement changes. For the year ended December 31, 2019, we generated 61.0% of our revenue from home health and hospice services and 39.0% of our revenue from senior living services. Our diversified service portfolio allows us to opportunistically execute on our acquisition strategy as valuations fluctuate over industry cycles.

Effective Talent Recruitment, Development and Retention. We believe we have been successful in attracting, developing and retaining outstanding business and clinical leaders to lead our independent operating subsidiaries. Our unique operating model, which emphasizes local decision making and team building, supported by our platform of expert resources and best-in-class systems, attracts a highly talented and entrepreneurial group of leaders. Our operational leaders are committed to ongoing training and participation in regular leadership development and educational programs. We believe that our commitment to professional development strengthens the quality of our operational leaders and staff and will continue to differentiate us from our competitors.

Labor

The operation of our home health and hospice operations and senior living communities requires a large number of highly skilled healthcare professionals and support staff. As of December 31, 2019, we had approximately 4,700 employees who were employed by our independent operating subsidiaries or our Service Center. For the year ended December 31, 2019, 52.3% of our total expenses were payroll related for our operations. Periodically, market forces, which vary by region, require that we increase wages in excess of general inflation or in excess of increases in reimbursement rates we receive. We believe that we staff appropriately, focusing primarily on the acuity level and day-to-day needs of our patients and residents. We seek to manage our labor costs by improving staff retention, improving operating efficiencies, maintaining competitive wage rates and benefits and reducing reliance on overtime compensation and temporary nursing agency services.

The healthcare industry as a whole has been experiencing shortages of qualified professional clinical staff. We believe that our ability to attract and retain qualified professional clinical staff stems from our ability to offer attractive wage and benefits packages, a high level of employee training, a culture that provides incentives for individual efforts and a quality work environment.

Government Regulation

General. The types of laws and statutes affecting the regulatory landscape of the home health, hospice and senior living industries continue to expand. In addition to this changing regulatory environment, federal, state and local officials are increasin5gly focusing their efforts on the enforcement of these laws. In order to operate our businesses, we must comply with federal, state and local laws relating to, among other things, licensure, delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate-setting, billing and reimbursement, building codes and environmental protection. Additionally, we must also adhere to anti-kickback statutes, physician referral laws, and safety and health standards set by the Occupational Safety and Health Administration (“OSHA”). Changes in the law or new interpretations of existing laws may have an adverse impact on our methods and costs of doing business.

Our independent operating subsidiaries are also subject to various regulations and licensing requirements promulgated by state and local health and social service agencies and other regulatory authorities. Requirements vary from state to state and these requirements can affect, among other things, personnel education and training, patient and personnel records, services, staffing levels, monitoring of patient wellness, patient furnishings, housekeeping services, dietary requirements, emergency plans and procedures, certification and licensing of staff prior to beginning employment, and patient rights. These laws and regulations could limit our ability to expand into new markets and to expand our services and facilities in existing markets. All providers are subject to compliance with various federal, state and local statues and regulations in the U.S. and receive periodic inspection by state licensing agencies to review standards of medical care, equipment and safety.

Medicare. All providers are subject to compliance with various federal, state and local statues and regulations in the U.S. and receive periodic inspection by state licensing agencies to review standards of medical care, equipment and safety.

Conditions of Participation. Our home health and hospice operations must comply with regulations promulgated by the United States Department of Health and Human Services (“HHS”) and CMS in order to participate in the Medicare program and receive Medicare payments. Among other things, these conditions of participation (the “CoPs”), relate to the type of operation, its personnel and its standards of medical care, as well as its compliance with state and local laws and regulations. On January 13, 2017, CMS issued a final rule that modernized CoPs. This rule is a continuation of CMS’s effort to improve quality of care while streamlining provider requirements to reduce unnecessary procedural requirements. The rule made significant revisions to the CoPs, including (1) adding new CoPs related to quality assurance and performance improvement programs and infection control and (2) expanding or revising requirements related to patient rights, comprehensive evaluations, coordination and care planning, home health aide training and supervision, and discharge and transfer summary and time frames. The new CoPs became effective on January 13, 2018.

Home Health Reimbursement, including HH PPS and PDGM. To qualify for home health services, Medicare CoPs require that beneficiaries (1) be homebound (meaning that the beneficiary is unable to leave his/her home without a considerable and taxing effort); (2) require intermittent skilled nursing, physical therapy or speech therapy services; (3) have a face to face encounter that (a) has occurred no more than 90 days prior to the start of care or within 30 days after the start of care, (b) was related to the primary reason the patient requires home health services, and (c) was performed by a physician or allowed non-physician provider; and (4) receive treatment under a plan of care established and periodically reviewed by a physician.

Historically, under the Medicare HH PPS, Medicare pays home health agencies a predetermined base payment adjusted for case-mix (the health condition and care needs of the beneficiary), as well as geographic differences in wages for home health agencies across the country. There are also outlier payments to account for beneficiaries who incur unusually large costs. For patients that require four or fewer visits during their episode of care, HH PPS uses a low-utilization payment adjustment (“LUPA”). Until January 1, 2020, HH PPS provided home health agencies with payments for each 60-day episode of care for each beneficiary. There are no limits to the number of episodes an eligible beneficiary can receive.

On October 31, 2019, CMS issued the final rule updating the Medicare HH PPS rates and wage index for calendar year 2020 and implementing the Patient-Driven Groupings Model (“PDGM”). The final rule established a 1.5% increase in the home health base payment.

In the same rule, CMS enacted additional changes to the HH PPS with the implementation of PDGM. The PDGM reimbursement structure involves case mix calculation methodology refinements, changes to LUPA thresholds, the elimination of therapy thresholds, a change to the unit of payment from a 60-day episode to a 30-day payment period, and reduction in fiscal year 2020 and full elimination in fiscal year 2021 of requests for anticipated payments (“RAP”). Effective January 1, 2020, under PDGM the initial certification of patient eligibility, plan of care, and comprehensive assessment will remain valid for 60-day episodes of care and payments for home health services will be made based upon 30-day periods. During 2020, we will receive 20% of the estimated payment for a patient’s initial or subsequent period of care up-front (after the initial assessment is completed and upon initial billing) and the remaining 80% upon submission of the final claim following the 30-day period of care. The anticipated payment will be completely phased out effective January 1, 2021. CMS implemented PDGM in a budget neutral manner, and CMS assumed home health agencies would adjust documentation and coding practices to maximize reimbursement and LUPA avoidance, including a negative 4.36% behavioral change assumption adjustment in order to calculate the 30-day payment rate. Therefore, the rule’s ultimate impact will vary by provider based on factors including case-mix, admission source, and providers’ ability to adapt to the new reimbursement model's coding and therapy thresholds.

Home Health Value Based Purchasing (HH VBP). On January 1, 2016, CMS implemented Home Health Value-Based Purchasing (“HH VBP”). The HH VBP model was designed to give Medicare-certified home health agencies incentives or penalties, through payment bonuses, to drive higher quality and more efficient care. HH VBP was rolled out to nine pilot states: Arizona, Florida, Iowa, Maryland, Massachusetts, Nebraska, North Carolina, Tennessee and Washington, in three of which Pennant currently has home health operations. Bonuses and penalties began in 2018 with the maximum of plus or minus 3% growing to plus or minus 8% by 2022. Payment adjustments are calculated based on an agency’s improved performance in 20 measures, including hospital utilization (claims-based measures), quality of care (OASIS-based measures), patient satisfaction measured by Consumer Assessment of Healthcare Providers and Systems (“CAHPS”) measures, and three new measures that agencies self-report. The purpose of the HH VBP model is to improve the quality of care delivery through (1) providing incentives for better quality care with greater efficiency, (2) studying new potential quality and efficiency measures for appropriateness in the home health setting and (3) enhancing the current public reporting process. Once the changes are implemented, Medicare home health payments will no longer be based on the number of visits provided, but rather the patient’s medical condition and care needs.

Home Health Star Rating. As a consumer tool for selecting a home health provider, CMS has used a five-star rating model to rate home health agencies since 2015. This Quality of Patient Care Star Rating is a summary measure of a home health agency’s performance based upon how well it provides patient care. CMS uses eight measurements indicating quality, including how often the agency initiated care in a timely manner, how often patients demonstrated improvements in ambulation, bed transferring, bathing, oral medication administration, decreased pain with activity, less shortness of breath, and decreased need for acute care hospitalization. According to CMS, a 3-star rating means the agency provides good quality of care. Using CMS’s star rating criteria, our home health agencies have achieved an average of 4.1 out of 5 stars across all agencies compared to the industry average of 3.5 stars.

Home Health Quality Reporting Requirements. The CoPs require home health agencies to submit quality reporting data through OASIS assessments within 30 days of completing the assessment of the Medicare and Medicaid beneficiary as a condition of payment and for quality measurement purposes. If the OASIS assessment is not found in CMS's quality system upon receipt of a final claim for a home health episode and the receipt date of the claim is more than 30 days after the assessment completion date, CMS will deny the claim. Home health agencies that do not submit quality measure data to CMS incur a 2% reduction in their annual home health payment update. Under the rule, all home health agencies are required to timely submit both a Start of Care or Resumption of Care OASIS assessment and a Transfer or Discharge OASIS assessment for a minimum of 90% of all episodes beginning on or after July 1, 2017.

In addition, CMS requires that all Medicare certified home health and hospices participate in the CAHPS Home Health Survey or Hospice Survey, respectively. CAHPS surveys are designed to produce comparable data on the perspective of patients and their caregivers that allows meaningful and objective comparisons between agencies. Home health and hospice agencies that do not submit the required data incur a 2% reduction in their annual payment update.

Home Health Pre-Claim Review Demonstration. On June 8, 2016, CMS announced the implementation of a three-year Medicare pre-claim review ("PCR") demonstration for home health services provided to beneficiaries in the states of Illinois, Florida, Texas, Michigan and Massachusetts. PCR is a process by which a request for provisional affirmation of coverage is submitted for review before a final claim is submitted for payment.

On May 31, 2018, CMS issued a notice indicating its intention to re-launch a PCR demonstration project called Review Choice Demonstration (“RCD”) which gives home health agencies in the demonstration states three options: pre-claim review of all claims, post-payment review of all claims, or minimal post-payment review with a 25% payment reduction for all home health services. RCD initially will apply to home health agencies in Florida, Illinois, North Carolina, Ohio, and Texas, with the option to expand after five years to other states in the Medicare Administrative Contractor Jurisdiction M (Palmetto). On October 21, 2019, CMS announced its intention to proceed with implementing RCD in Texas, North Carolina and Florida in 2020. Our home health agencies in Texas, which comprise less than 10% of our home health revenue, began participating on March 2, 2020.

Home Health Discharge Planning Requirements. On September 26, 2019, CMS issued its post-acute discharge planning rule as part of its efforts to improve interoperability between healthcare settings. This rule, which went into effect on November 29, 2019, requires home health agencies to provide relevant data on quality and resource use measures to the patient and their caregiver regarding their goals of care and treatment preferences. This rule also imposes additional documentation requirements pertaining to patients' needs and discharge plan, which must then be able to be shared with the patient or their treating provider.

Hospice Reimbursement and Cap Amounts. Payments are based on daily rates for each day a beneficiary is enrolled in the hospice benefit and are subject to two annual caps. Rates are set based on specific levels of care, are adjusted by a wage index to reflect healthcare labor costs across the country and are established annually through federal legislation. The following are the four levels of care provided under the hospice benefit:

•Routine Home Care (“RHC”). Care that is not classified under any of the other levels of care, such as the work of nurses, social workers or home health aides.
•General Inpatient Care. Pain control or acute or chronic symptom management that cannot be managed in a setting other than an inpatient Medicare-certified facility, such as a hospital, skilled nursing facility or hospice inpatient facility.
•Continuous Home Care. Care for patients experiencing a medical crisis that requires nursing services to achieve palliation and symptom control, if the agency provides a minimum of eight hours of care within a 24-hour period.
•Inpatient Respite Care. Short-term, inpatient care to give temporary relief to the caregiver who regularly provides care to the patient.

CMS has established a two-tiered payment system for RHC. Hospices are reimbursed at a higher rate for RHC services provided from days of service one through 60 and then a lower rate for all subsequent days of service. CMS also provided for a Service Intensity Add-On, which increases payments for certain RHC services provided by registered nurses and social workers to hospice patients during the final seven days of life.

On July 31, 2019, CMS issued a final rule that updated the fiscal year 2020 hospice payment rates, wage index and cap amount. The final rule calls for a 2.6% increase in hospice payment rates for fiscal year 2020. The rule established a rebasing of the continuous home care, general inpatient care, and the inpatient respite care per diem payment rates in a budget-neutral manner to more accurately align Medicare payments with the costs of providing care. Specifically, the rule increases these rates by 36.6%, 161.2%, and 31.0%, respectively. In order to maintain budget neutrality, CMS proposed to correspondingly reduce the RHC payment rate by 2.7%.

Medicare payments are subject to two fixed annual caps, which are assessed on a provider number basis, and are broken into an inpatient cap amount and an overall payment cap. These cap amounts are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from October 1 through September 30. The inpatient cap limits hospice care provided on an inpatient basis. This cap limits the number of days that are paid at the higher inpatient care rate to 20.0% of the total number of days of hospice care that are provided to all Medicare beneficiaries served by a provider. The daily rate for all days exceeding the cap is the standard RHC daily rate, and the provider must reimburse Medicare for any payments received in excess of that amount. The overall payment cap is calculated by the Medicare fiscal intermediary at the end of each hospice cap period to determine the maximum allowable payments to a hospice provider during the period. We estimate our potential cap exposure by using available information to compare our actual reimbursement for all hospice services provided during the period to the number of beneficiaries we served multiplied by the statutory per beneficiary cap amount. If payments received by any one of our hospice provider numbers exceeds either of these caps, we are required to reimburse Medicare for payments received in excess of the cap amounts. The fiscal year 2019 and 2020 caps are $29,205.44 and $29,964.78, respectively, per beneficiary.

Improving Medicare Post-Acute Care Transformation Act of 2014 (IMPACT Act). The Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”) requires the submission of standardized assessment data for quality improvement, payment and discharge planning purposes across the spectrum of post-acute care providers (“PACs”), including home health agencies. The IMPACT Act requires PACs to report: (1) standardized patient assessment data at admission and discharge; (2) new quality measures, including functional status, skin integrity, medication reconciliation, incidence of major falls, and patient preference regarding treatment and discharge; and (3) resource use measures, including Medicare spending per beneficiary, discharge to community, and hospitalization rates of potentially preventable readmissions for home health agencies. Failure to report such data when required would subject a PAC to a 2% reduction in market basket prices then in effect.

The IMPACT Act also included provisions impacting Medicare-certified hospices, including (1) increasing survey frequency for Medicare-certified hospices to once every 36 months, (2) imposing a medical review process for operations with a high percentage of stays in excess of 180 days and (3) updating the annual aggregate Medicare payment cap.

Licensure and Certificates of Need (CON). Home health, hospice and most senior living communities operate under licenses granted by the health authorities of their respective states. Some states require healthcare providers (including home health, hospice and most senior living providers) to obtain prior state approval for the purchase, construction or expansion of healthcare operations, or changes in services. Certain states, including a number in which we operate, carefully restrict new entrants into the market based on demographic and/or demonstrative usage of additional providers. These states limit the entry of new providers or services and the expansion of existing providers or services in their markets through a Certificate of Need (“CON”) process, which is periodically evaluated and updated as required by applicable state law. For those states that require a CON, we must also complete a separate application process establishing a location and must receive required approvals. Washington is the only CON state in which we operate home health and hospice agencies.

Patient Protection and Affordable Care Act (“ACA”). Various healthcare reform provisions became law upon enactment of the ACA. The reforms contained in the ACA have affected our independent operating subsidiaries in some manner and are directed in large part at increased quality and cost reductions. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. These reforms include modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. The recent congressional elections in the United States and policies implemented by the current administration have resulted in significant changes in legislation, regulation, implementation of Medicare and/or Medicaid, and government policy; the upcoming 2020 presidential and congressional elections could significantly alter the current regulatory framework and impact our business and the health care industry. We continually monitor these developments so we can respond to the changing regulatory environment impacting our business.

Hospice Quality Reporting Requirements (“HQRP”). HQRP, mandated by the ACA, requires hospice agencies to submit required quality data for inclusion on the public facing Hospice Compare website hosted by CMS. Hospices that fail to meet quality reporting requirements receive a 2.0% reduction to the annual market basket update for the year.

Civil and Criminal Fraud and Abuse Laws and Enforcement. Various complex federal and state laws exist which govern a wide array of referrals, relationships and arrangements, and prohibit fraud by healthcare providers. Governmental agencies are devoting increasing attention and resources to such anti-fraud efforts. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and the Balanced Budget Act of 1997 (“BBA”) expanded the penalties for healthcare fraud. Additionally, in connection with our involvement with federal healthcare reimbursement programs, the government or those acting on its behalf may bring an action under the False Claims Act (“FCA”), alleging that a healthcare provider has defrauded the government by submitting a claim for items or services not rendered as claimed, which may include coding errors, billing for services not provided, and submitting false or erroneous cost reports. The Fraud Enforcement and Recovery Act of 2009 (“FERA”) expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. The FCA clarifies that if an item or service is provided in violation of the Anti-Kickback Statute, the claim submitted for those items or services is a false claim that may be prosecuted under the FCA as a false claim. Civil monetary penalties (“CMPs”) under the FCA range from approximately $11,600 to $23,000 and are adjusted annually for inflation. Under the qui tam or “whistleblower” provisions of the FCA, a private individual with knowledge of fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government’s recovery. Due to these whistleblower incentives, lawsuits have become more frequent. Many states also have a false claim prohibition that mirrors or tracks the federal FCA. Federal law also provides that the Office of the Inspector General for HHS (“OIG”) has the authority to exclude individuals and entities from federally funded health care programs on a number of grounds, including, but not limited to, certain types of criminal offenses, licensure revocations or suspensions, and exclusion from state or other federal healthcare programs. In addition, CMS can recover overpayments from health care providers up to five years following the year in which payment was made.

Monitoring Compliance in our Operations. As a healthcare provider, we have a compliance program to help us comply with various requirements of federal, state and private healthcare programs. Our compliance program includes, among other things, (1) policies and procedures modeled after applicable laws, regulations, government manuals and industry practices and customs that govern the clinical, reimbursement and operational aspects of our subsidiaries; (2) training about our compliance process for the employees of our independent operating subsidiaries, our directors and officers; (3) training about Medicare and Medicaid laws, fraud and abuse prevention, clinical standards and practices, and claim submission and reimbursement policies and procedures for appropriate employees; and (4) internal controls that monitor, for example, the accuracy of claims, reimbursement submissions, cost reports and source documents, provision of patient care, services, and supplies as required by applicable standards and laws, accuracy of clinical assessment and treatment documentation, and implementation of judicial and regulatory requirements (e.g., background checks, licensing and training).

Additionally, governmental agencies and other authorities periodically inspect our operations to assess our compliance with various standards, rules and regulations. The robust regulatory and enforcement environment continues to impact healthcare providers, especially in connection with responses to any alleged noncompliance identified in periodic surveys and other inspections by governmental authorities. Unannounced surveys or inspections generally occur at least annually at our independent operating subsidiaries and may also follow a government agency's receipt of a complaint about an operation. We are also subject to regulatory reviews relating to Medicare services, billings and potential overpayments resulting from the Recovery Audit Contractors, Zone Program Integrity Contractors, Program Safeguard Contractors, Unified Program Integrity Contractors, Supplemental Medical Review Contractors and Medicaid Integrity Contributors programs in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare programs. We must pass these inspections to maintain our licensure under state law, to obtain or maintain certification under the Medicare and Medicaid programs, to continue participation in the Veterans Administration (VA) program at some operations, and/or to comply with our provider contracts with managed care clients at many operations. From time to time, we, like others in the healthcare industry, may receive notices from federal and state regulatory agencies alleging that we failed to substantially comply with applicable standards, rules or regulations. These notices may require us to take corrective action, may impose CMPs for noncompliance, and may threaten or impose other operating restrictions. If our operations fail to comply with these directives or otherwise fail to comply substantially with licensure and certification laws, rules and regulations, we could lose our certification as a Medicare or Medicaid provider, lose our state licenses to operate and be subject to imposed fines and penalties.

Healthcare operations in our industries with otherwise acceptable regulatory histories are generally given an opportunity to correct deficiencies and continue their participation in the Medicare and Medicaid programs by a certain date, usually within nine months, although where denial of payment or similar remedies are asserted, such interim remedies go into effect much sooner. Operations with poor regulatory histories continue to be classified by CMS as poor performing operations notwithstanding any intervening change in ownership, unless the new owner obtains a new Medicare provider agreement instead of assuming the operation's existing agreement. However, new owners (including us, historically) nearly always assume the existing Medicare provider agreement due to the difficulty and time delays generally associated with obtaining new Medicare certifications, especially in previously-certified locations with sub-par operating histories. Accordingly, operations that have poor regulatory histories before we acquire them and that develop new deficiencies after we acquire them are more likely to have sanctions imposed upon them by CMS or state regulators.

CMS has undertaken several initiatives to increase or intensify Medicaid and Medicare survey and enforcement activities, including federal oversight of state actions. CMS is taking steps to focus more survey and enforcement efforts on operations with findings of substandard care or repeat violations of Medicaid and Medicare standards, and to identify regional or national providers with patterns of noncompliance. In addition, HHS has adopted a rule that requires CMS to charge user fees to healthcare operations cited during regular certification, recertification or substantiated complaint surveys for deficiencies, which require a revisit to assure that corrections have been made. CMS is also increasing its oversight of state survey agencies and requiring state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations of CMS standards are identified, to investigate complaints more promptly, and to survey facilities more consistently.

Regulations Regarding Financial Arrangements. We are also generally subject to federal and state laws that regulate financial arrangements by healthcare providers, such as the federal and state anti-kickback laws, the Stark laws, and various state anti-referral laws.

The Anti-Kickback Statute, Section 1128B of the Social Security Act (the “Anti-Kickback Statute”) prohibits the knowing and willful offer, payment, solicitation, or receipt of any remuneration, directly or indirectly, overtly or covertly, in cash or in-kind, to induce the referral of an individual, in return for recommending, or to arrange for, the referral of an individual for any item or service payable under any federal healthcare program, including Medicare or Medicaid. The OIG has issued regulations that create “safe harbors” for certain conduct and business relationships that are deemed protected under the Anti-Kickback Statute. In order to receive safe harbor protection, all of the requirements of a safe harbor must be met. The fact that a given business arrangement does not fall within one of these safe harbors, however, does not render the arrangement per se illegal. Business arrangements of healthcare service providers that fail to satisfy the applicable safe harbor criteria, if investigated, will be evaluated based upon all facts and circumstances and risk increased scrutiny and possible sanctions by enforcement authorities.

Violations of the Anti-Kickback Statute can result in criminal penalties of up to $100,000 and ten years’ imprisonment. Violations of the Anti-Kickback Statute can also result in CMPs of up to $100,000 per violation and an assessment of up to three times the total amount of remuneration offered, paid, solicited, or received. Violation of the Anti-Kickback Statute may also result in an individual’s or organization’s exclusion from future participation in Medicare, Medicaid and other state and federal healthcare programs. State Medicaid programs are required to enact an anti-kickback statute. Many states in which we operate have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients regardless of the source of payment for the care. We believe that business practices of providers and financial relationships between providers have become subject to increased scrutiny as healthcare reform efforts continue at the federal and state levels.

In addition to these regulations, we may face adverse consequences if we violate the federal Stark laws related to certain Medicare physician referrals. Section 1877 of the Social Security Act, commonly known as the “Stark Law,” provides that a physician may not refer a Medicare or Medicaid patient for a “designated health service” to an entity with which the physician or an immediate family member has a financial relationship unless the financial arrangement meets an exception under the Stark Law or its regulations. Designated health services include inpatient and outpatient hospital services, PT, OT, SLP, durable medical equipment, prosthetics, orthotics and supplies, diagnostic imaging, enteral and parenteral feeding and supplies, home health services, and clinical laboratory services. Under the Stark Law, a “financial relationship” is defined as an ownership or investment interest or a compensation arrangement. If such a financial relationship exists and does not meet a Stark Law exception, the entity is prohibited from submitting or claiming payment under the Medicare or Medicaid programs or from collecting from the patient or other payor. Many of the compensation arrangements exceptions permit referrals if, among other things, the arrangement is set forth in a written agreement signed by the parties, the compensation to be paid is set in advance, is consistent with fair market value and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties. Exceptions may have other requirements. Any funds collected for an item or service resulting from a referral that violates the Stark Law must be repaid to Medicare or Medicaid, any other third-party payor, and the patient. In addition, CMPs, which are adjusted for annual inflation, and treble damages may be imposed for presenting or causing to be presented, a claim for a service rendered in violation of the Stark Law. These CMPs include a penalty of $15,000 per prohibited claim, and up to $100,000 for knowingly entering into certain prohibited cross-referral schemes, and potential exclusion from Medicare for any person who presents or causes to be presented a bill or claim the person knows or should know is submitted in violation of the Stark laws. Many states have enacted healthcare provider referral laws that go beyond physician self-referrals or apply to a greater range of services than just the designated health services under the Stark Law.

Regulations Regarding Patient Record Confidentiality. We are also subject to laws and regulations enacted to protect the confidentiality of patient health information. For example, HHS has issued rules pursuant to HIPAA, which relate to the privacy of certain patient information. These rules govern our use and disclosure of protected health information. We have established policies and procedures to comply with HIPAA privacy and security requirements at our facilities and operations subject to HIPAA. We maintain a company-wide HIPAA compliance plan, which we believe complies with the HIPAA privacy and security regulations. The HIPAA privacy regulations and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards. Our operations are also subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties for privacy and security breaches.

Antitrust Laws. We are also subject to federal and state antitrust laws. Enforcement of the antitrust laws against healthcare providers is common, and antitrust liability may arise in a wide variety of circumstances, including third party contracting, physician relations, joint venture, merger, affiliation and acquisition activities. In some respects, the application of federal and state antitrust laws to healthcare is still evolving, and enforcement activity by federal and state agencies appears to be increasing. At various times, healthcare providers and insurance and managed care organizations may be subject to an investigation by a governmental agency charged with the enforcement of antitrust laws or may be subject to administrative or judicial action by a federal or state agency or a private party. Violators of the antitrust laws could be subject to criminal and civil enforcement by federal and state agencies, as well as by private litigants.

Regulations Specific to Senior Living Communities. Senior living services revenue is primarily derived from private pay residents at rates we establish based upon the needs of the resident, the amount of services we provide the resident, and market conditions in the area of operation. In addition, Medicaid or other state-specific programs may supplement payments for board and care services provided in senior living communities. A majority of states provide, or are approved to provide, Medicaid payments for personal care and medical services to some residents in licensed senior living communities under waivers granted by or under Medicaid state plans approved by CMS. State Medicaid programs control costs for assisted living and other home- and community-based services by various means such as restrictive financial and functional eligibility standards, enrollment limits and waiting lists. States that administer Medicaid programs for services in senior living communities are responsible for monitoring the services at, and physical conditions of, the participating communities. As a result of the growth of assisted living in recent years, states have adopted licensing standards applicable to assisted living communities. Most state licensing standards apply to assisted living communities regardless of whether they accept Medicaid funding.

Since 2003, CMS has commenced a series of actions to increase its oversight of state quality assurance programs for assisted living communities and has provided guidance and technical assistance to states to improve their ability to monitor and improve the quality of services paid for through Medicaid waiver programs. CMS is encouraging state Medicaid programs to expand their use of home- and community-based services as alternatives to institutional services, pursuant to provisions of the ACA, the 2014 Home and Community Based Services regulation and related guidance to state Medicaid directors, and other periodic action.

Our senior living segment is subject to a variety of federal, state and local environmental laws and regulations. As a senior living services provider, we face regulatory requirements in areas of air and water quality control, medical and low-level radioactive waste management and disposal, asbestos management, response to mold and lead-based paint in our facilities and employee safety.

As an operator of our communities, we also may be required to investigate and remediate hazardous substances that are located on and/or under the property, including any such substances that may have migrated off, or may have been discharged or transported from the property. Part of our operations involves the handling, use, storage, transportation, disposal and discharge of medical, biological, infectious, toxic, flammable and other hazardous materials, wastes, pollutants or contaminants. In addition, we are sometimes unable to determine with certainty whether prior uses of our communities and properties or surrounding properties may have produced continuing environmental contamination or noncompliance, particularly where the timing or cost of making such determinations is not deemed cost-effective. These activities, as well as the possible presence of such materials in, on and under our properties, may result in damage to individuals, property or the environment; may interrupt operations or increase costs; may result in legal liability, damages, injunctions or fines; may result in investigations, administrative proceedings, penalties or other governmental agency actions. Associated costs may not be covered by insurance.

AVAILABLE INFORMATION

We are subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the Exchange Act). Consequently, we are required to file reports and information with the Securities and Exchange Commission (SEC), including reports on the following forms: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports and other information concerning our company may be accessed through the SEC’s website at http://www.sec.gov.

You may also find on our website at www.pennantgroup.com electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Such filings are placed on our website as soon as reasonably possible after they are filed with the SEC. All such filings are available free of charge. Information contained in our website is not deemed to be a part of this Annual Report on Form 10-K.

Item 1A. Risk Factors

You should carefully consider each of the following risk factors and all other information set forth in this information statement. The risk factors generally have been separated into three groups: risks relating to our business and industry, risks relating to the Spin-Off and risks relating to our common stock. Based on the information currently known to us, we believe that the following information identifies the material risk factors affecting our company in each of these categories of risks. However, the risks and uncertainties we face are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on our business, financial condition or results of operations. In such case, the trading price of our common stock could decline. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that contain risks and uncertainties. Please refer to the section entitled "“Cautionary Note Regarding Forward-Looking Statements"” on page 1 of this Annual Report on Form 10-K in connection with your consideration of the risk factors and other important factors that may affect future results described below.

Risks Related to Our Business and Industry

Our revenue could be impacted by federal changes to reimbursement and other aspects of Medicare.

We derived 41.9%, 40.5% and 39.0% of our revenue from the Medicare program for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected.

The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes affecting base rates or basis of payment, retroactive rate adjustments, annual caps that limit the amount that can be paid (including deductible and coinsurance amounts), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measure has in the past and could in the future result in substantial reductions in our revenue and operating margins. For example, due to the federal sequestration, an automatic 2% reduction in Medicare spending took effect beginning April 2013. Subsequent actions by Congress extended sequestration through 2023.

As discussed in greater detail in Item 1., Government Regulation, Medicare home health reimbursement is undergoing a significant change with the implementation of PDGM. While CMS is attempting to implement PDGM in a budget neutral manner, this neutrality assumes that providers will make certain coding and behavioral changes. Therefore, the rule’s ultimate impact will vary by provider based on factors including patient mix, admission source, and providers’ ability to adapt to the new reimbursement model. For our home health segment, the finalization of these assumptions could negatively impact our future rate of reimbursement and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Additionally, Medicare payments can be delayed or declined due to determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain services were not covered or considered medically necessary. Additionally, revenue from these payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post-payment audits. New legislation and regulatory proposals could impose further limitations on government payments to healthcare providers.

In addition, CMS often changes the rules governing the Medicare program, including those governing reimbursement. Changes to the Medicare program that could adversely affect our business include:

•administrative or legislative changes to base rates or the bases of payment;
•limits on the services or types of providers for which Medicare will provide reimbursement;
•changes in methodology for patient assessment and/or determination of payment levels;
•the reduction or elimination of annual rate increases (See also, Item 1., Government Regulation); or
•an increase in co-payments or deductibles payable by beneficiaries.

Among the important statutory changes that are being implemented by CMS are provisions of the IMPACT Act. This law imposes a stringent timeline for implementing benchmark quality measures and data metrics across post-acute care providers (including home health agencies). The enactment also mandates specific actions to design a unified payment methodology for post-acute providers. CMS continues to promulgate regulations to implement provisions of this enactment. Depending on the final details, the costs of implementation could be significant. The failure to meet implementation requirements could expose providers to fines and payment reductions.

Reductions in reimbursement rates or the scope of services being reimbursed could have a material, adverse effect on our revenue, financial condition and results of operations or even result in reimbursement rates that are insufficient to cover our operating costs. Additionally, any delay or default by the government in making Medicare reimbursement payments could materially and adversely affect our business, financial condition and results of operations.

Reductions in Medicaid reimbursement rates or changes in the rules governing the Medicaid program could have a material, adverse effect on our revenues, financial condition and results of operations.

We derived 13.7%, 12.6% and 12.4% of our revenue from Medicaid programs for the years ended December 31, 2019, 2018 and 2017, respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This has led the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances, reducing aggregate Medicaid spending. Any budget reductions or delays in these states in which we operate could adversely affect our net patient service revenue and profitability. Despite present state budget surpluses in many of the states in which we operate, we can expect continuing cost containment pressures on Medicaid outlays for our services, and any such decline could adversely affect our financial condition and results of operations.

The Medicaid program and its reimbursement rates and rules are subject to frequent change at both the federal and state level. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which our services are reimbursed by state Medicaid plans. To generate funds to pay for the increasing costs of the Medicaid program, many states utilize financial arrangements commonly referred to as provider taxes. Under provider tax arrangements, states collect taxes from healthcare providers and then use the revenue to pay the providers as a Medicaid expenditure, which allows the states to then claim additional federal matching funds on the additional reimbursements. Current federal law provides for a cap on the maximum allowable provider tax as a percentage of the provider’s total revenue. There can be no assurance that federal law will continue to provide matching federal funds on state Medicaid expenditures funded through provider taxes, or that the current caps on provider taxes will not be reduced. Any discontinuance or reduction in federal matching of provider tax-related Medicaid expenditures could have a significant and adverse effect on states’ Medicaid expenditures, and as a result could have a material and adverse effect on our business, financial condition or results of operations.

Reforms to the U.S. healthcare system continue to impose new requirements upon us and may lower our reimbursements.

The ACA included sweeping changes to how healthcare is paid for and furnished in the United States. Applicable to our business, as discussed in greater detail in Item 1., Government Regulation, the ACA included the following:

•Sought to address potential fraud and abuse in federal healthcare programs by, among other things, (1) implementing screenings and enhanced oversight periods for new providers and suppliers, (2) providing enhanced penalties for submitting false claims, (3) providing funding for enhanced anti-fraud activities, and (4) providing the federal government with expanded authority to suspend payment if a provider is investigated for allegations or issues of fraud.
•Gave authority to HHS to establish, test and evaluate alternative payment methodologies for Medicare services, many of which have been developed, focusing on incentives for providers to coordinate patient care across the continuum and to be jointly accountable for an entire episode of care centered around a hospitalization.
•Working to improve the healthcare delivery system through incentives to enhance quality, improve beneficiary outcomes and increase value of care, with one of these key delivery system reforms being the encouragement of Accountable Care Organizations (“ACOs”) to facilitate coordination and cooperation among providers to improve the quality of care for Medicare beneficiaries and reduce unnecessary costs. Participating ACOs that meet specified quality performance standards are eligible to receive a share of any savings if the actual per capita expenditures of their assigned Medicare beneficiaries are a sufficient percentage below their specified benchmark amount.
•Required HHS to develop a plan to implement a value-based purchasing program for Medicare payments to home health agencies, including measures and performance standards regarding preventable hospital readmissions. As part of this mandate, on January 1, 2016 CMS implemented HH VBP, which rewards home health agencies with incentive payments based on the quality of care they provide to Medicare beneficiaries.

CMS will continue to issue rules to implement the ACA. Courts will continue to interpret and apply the ACA’s provisions. We cannot predict what effect these changes will have on our business, including the demand for our services or the amount of reimbursement available for those services. However, it is possible these new laws may lower reimbursement or increase the cost of doing business and adversely affect our business.

Additionally, as discussed below under the heading “Our business may be materially impacted if certain aspects of the ACA are amended, repealed, or successfully challenged,” any further amendments or revisions to the ACA or its implementing regulations could materially impact our business. Moreover, the upcoming presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation, implementation or repeal of laws and rules related to government health programs, including Medicare and Medicaid. This includes Democratic proposals for Medicare for All or significant expansion of Medicare, which could significantly impact our business and the healthcare industry. We continually monitor these developments in order to respond to the changing regulatory environment impacting our business.

Our business may be materially impacted if certain aspects of the ACA are amended, repealed, or successfully challenged.

A number of lawsuits have been filed challenging various aspects of the ACA and related regulations. In addition, the efficacy of the ACA is the subject of much debate among members of Congress and the public. On December 14, 2018, the U.S. District Court for the Northern District of Texas held the individual mandate provision, and therefore the entirety of the ACA, unconstitutional. This ruling was appealed to the Fifth Circuit Court of Appeals, which issued its decision on December 18, 2019, partially affirming the district court’s decision, finding the individual mandate to be unconstitutional and remanding the case to the district court for additional analysis on whether the individual mandate provision was severable from the remainder of the ACA. The case has been appealed to the U.S. Supreme Court. Other unrelated cases challenging the ACA or related rules have had inconsistent outcomes—some expand the ACA while others limit the ACA. Thus, the future impact of the ACA on our business is difficult to predict. The uncertainty as to the future of the ACA may negatively impact our business, as will any material changes to the ACA.

Presidential and Congressional elections in the United States could result in significant changes to, and uncertainty with respect to, legislation, regulation, implementation or repeal of the ACA, and other federal health program policy that could significantly impact our business and the healthcare industry. In the event that legal challenges are successful, or the ACA is repealed or materially amended, particularly any elements of the ACA that are beneficial to our business or that cause changes in the health insurance industry, including reimbursement and coverage by private, Medicare or Medicaid payers, our business, operating results and financial condition could be harmed. While it is not possible to predict whether and when any such changes will occur, specific proposals discussed during and after the election, including a repeal or material amendment of the ACA, could harm our business, operating results and financial condition. In addition, even if the ACA is not amended or repealed, the President and the executive branch of the federal government, as well as CMS and HHS have a significant impact on the implementation of the provisions of the ACA, and a new administration could make changes impacting the implementation and enforcement of the ACA, which could harm our business, operating results and financial condition. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.

We are subject to various government reviews, audits and investigations that could adversely affect our business, including an obligation to refund amounts previously paid to us, potential criminal charges, the imposition of fines, and/or the loss of our right to participate in Medicare and Medicaid programs.

As discussed in greater detail in Item 1., Government Regulation, as a result of our participation in the Medicaid and Medicare programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. We are subject to regulatory reviews relating to Medicare services, billings and potential overpayments resulting from the Recovery Audit Contractors, Zone Program Integrity Contractors, Program Safeguard Contractors, Unified Program Integrity Contractors, Supplemental Medical Review Contractors and Medicaid Integrity Contributors programs, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare programs. Private pay sources also reserve the right to conduct audits. We believe that billing and reimbursement errors and disagreements are common in our industry. We are regularly engaged in reviews, audits and appeals of our claims for reimbursement due to the subjectivities inherent in the process related to patient diagnosis and care, record keeping, claims processing and other aspects of the patient service and reimbursement processes, and the errors and disagreements those subjectivities can produce. An adverse review, audit or investigation could result in:

•an obligation to refund amounts previously paid to us pursuant to the Medicare or Medicaid programs or from private payors, in amounts that could be material to our business;
•state or federal agencies imposing fines, penalties and other sanctions on us;
•loss of our right to participate in the Medicare or Medicaid programs or one or more private payor networks;
•an increase in private litigation against us; and
•damage to our reputation in various markets.

All findings of overpayment from CMS contractors are eligible for appeal through the CMS defined continuum. With the exception of rare findings of overpayment related to objective errors in Medicare payment methodology or claims processing, we utilize all defenses reasonably available to us to demonstrate that the services provided meet all clinical and regulatory requirements for reimbursement.

In cases where claim and documentation review by any CMS contractor results in repeated poor performance, an operation can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification.

Additionally, both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies. The focus of these investigations includes, among other things:

•cost reporting and billing practices;
•quality of care;
•financial relationships with referral sources; and
•medical necessity of services provided.

If any of our affiliated operations are decertified or loses its licenses, our revenue, financial condition or results of operations would be adversely affected. In addition, the report of such issues at any of our affiliated operations could harm our reputation for quality care and lead to a reduction in the patient referrals of our independent operating subsidiaries and ultimately a reduction in census at these operations. Also, responding to auditing and enforcement efforts diverts material time, resources and attention from our management team and our staff, and could have a materially detrimental impact on our results of operations during and after any such investigation or proceedings, regardless of whether we prevail on the underlying claim.

If the government or court were to conclude that such errors and deficiencies constituted criminal violations, or were to conclude that such errors and deficiencies resulted in the submission of false claims to federal healthcare programs, or if it were to discover other problems in addition to the ones identified by the probe reviews that rose to actionable levels, we and certain of our officers might face potential criminal charges and/or civil claims, administrative sanctions and penalties for amounts that could be material to our business, results of operations and financial condition. In addition, we and/or some of the key personnel of our independent operating subsidiaries could be temporarily or permanently excluded from future participation in state and federal healthcare reimbursement programs such as Medicaid and Medicare. In any event, it is likely that a governmental investigation alone, regardless of its outcome, would divert material time, resources and attention from our leaders and employees, and could have a materially detrimental impact on our results of operations during and after any such investigation or proceedings.

We are subject to extensive and complex federal and state government laws and regulations. If we are not operating in compliance with these laws and regulations or if these laws and regulations change, we could be required to make significant expenditures or change our operations in order to bring our operations into compliance.

We, along with other companies in the healthcare industry, are required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•operation and professional licensure, certificates of need, permits and other government approvals;
•adequacy and quality of healthcare services;
•qualifications of healthcare and support personnel;
•quality of medical equipment;
•confidentiality, maintenance and security issues associated with medical records and claims processing;
•relationships with physicians and other referral sources and recipients;
•constraints on protective contractual provisions with patients and third-party payors;
•operating policies and procedures;
•certification of additional providers by the Medicare or Medicaid program; and
•payment for services.

The laws and regulations governing our operations, along with the terms of participation in various government programs, regulate how we do business, the services we offer, and our interactions with patients and other healthcare providers. These laws and regulations are subject to frequent change. We believe that such regulations may increase in the future and we cannot predict the ultimate content, timing or impact on us of any healthcare reform legislation. Changes in existing laws or regulations, or the enactment of new laws or regulations, could negatively impact our business. If we fail to comply with these applicable laws and regulations, we could suffer civil or criminal penalties and other detrimental consequences, including denial of reimbursement, imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicaid and Medicare programs, restrictions on our ability to acquire new operations or expand or operate existing operations, the loss of our licenses to operate and the loss of our ability to participate in federal and state reimbursement programs. Additionally, in the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our operations, equipment, personnel, services, capital expenditure programs and operating expenses.

As discussed in greater detail in Item 1., Government Regulation, we are subject to federal and state laws, such as the FCA, state false claims acts, the illegal remuneration provisions of the Social Security Act, the Anti-Kickback Statute, state anti-kickback laws, the Civil Monetary Penalties Law and federal Stark law. Among other things, these laws prohibit kickbacks, bribes and rebates, as well as other direct and indirect payments or fee-splitting arrangements that are designed to induce the referral of patients to a particular provider for medical products or services payable by any federal healthcare program, and prohibit presenting a false or misleading claim for payment under a federal or state program. They also prohibit some physician self-referrals. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to participate in federal and state reimbursement programs and civil and criminal penalties. Changes in these laws could increase our cost of doing business. If we fail to comply, even inadvertently, with any of these requirements, we could be required to alter our operations, refund payments to the government, enter into a corporate integrity agreement, deferred prosecution or similar agreements with state or federal government agencies, and become subject to significant civil and criminal penalties.

These anti-fraud and abuse laws and regulations are complex, and we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. While we do not believe we are in violation of these prohibitions, we cannot assure you that governmental officials charged with the responsibility for enforcing these prohibitions will not assert that we are violating the provisions of such laws and regulations.

We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations related to fraud and abuse, the intensity of federal and state enforcement actions or the extent and size of any potential sanctions, fines or penalties. Changes in the regulatory framework, our failure to obtain or renew required regulatory approvals or licenses or to comply with applicable regulatory requirements, the suspension or revocation of our licenses or our disqualification from participation in federal and state reimbursement programs, or the imposition of other enforcement sanctions, fines or penalties could have a material adverse effect upon our business, financial condition or results of operations. Furthermore, should we lose licenses or certifications for a number of our operations as a result of regulatory action or legal proceedings, we could be deemed to be in default under some of our agreements, including agreements governing outstanding indebtedness.

Public and government calls for increased survey and enforcement efforts toward the home health, hospice and senior living industries could result in increased scrutiny by state and federal survey agencies. In addition, potential sanctions and remedies based upon alleged regulatory deficiencies could negatively affect our financial condition and results of operations.

The intensified and evolving enforcement environment impacts providers like us because of the increase in the scope or number of inspections or surveys by governmental authorities and the severity of consequent citations for alleged failure to comply with regulatory requirements. We also divert personnel resources to respond to federal and state investigations, audits and other enforcement actions. The diversion of these resources, including our management team, clinical and compliance staff, and others, takes away from the time and energy that these individuals could otherwise spend on routine operations.

As discussed in Item 1., Government Regulation, from time to time in the ordinary course of business, we receive deficiency reports from state and federal regulatory bodies resulting from such inspections or surveys. The focus of these deficiency reports tends to vary from year to year and state to state. Although most inspection deficiencies are resolved through an agreed-upon plan of corrective action, the reviewing agency typically has the authority to take further action against a licensed or certified operation, which could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension of new admission or bed holds, loss of certification as a provider under state or federal healthcare programs, or imposition of other sanctions, including criminal penalties.

Furthermore, in some states, citations in one operation can impact other operations in the state. Revocation of a license or decertification at a given operation could therefore impair our ability to obtain new licenses or to renew existing licenses at other operations, which may also trigger defaults or cross-defaults under our leases and our credit arrangements, or adversely affect our ability to operate or obtain financing in the future. If state or federal regulators were to determine, formally or otherwise, that one operation’s regulatory history ought to impact another of our existing or prospective communities, this could also increase costs, result in increased scrutiny by state and federal survey agencies, and even impact our expansion plans. Therefore, our failure to comply with applicable legal and regulatory requirements in any single operation could negatively impact our financial condition and results of operations as a whole.

In addition, from time to time, we may opt to voluntarily stop accepting new patients pending completion of a new state survey, in order to avoid straining staff and other resources while retraining staff, upgrading operating systems or making other operational improvements. If we elect to voluntarily close any operations in the future or opt to stop accepting new patients pending completion of a state or federal survey, it could negatively impact our financial condition and results of operation. We did not incur material losses of revenue related to denial of payment status due to findings of continued regulatory deficiencies in the years ended December 31, 2019, 2018 and 2017.

Future cost containment initiatives undertaken by payors may limit our future revenue and profitability.

Our Managed Care revenue and profitability may be affected by continuing efforts of third-party payors to maintain or reduce costs of healthcare by lowering payment rates, narrowing the scope of covered services and network providers, increasing case management review of services and negotiating pricing. In addition, sustained unfavorable economic conditions may affect the number of patients enrolled in managed care programs and the profitability of managed care companies, which could result in reduced revenue. There can be no assurance that third-party payors will make timely payments for our services, or that we will continue to maintain our current payor or revenue mix. We are continuing our efforts to develop our Ma sources of revenue and any changes in payment levels from current or future third-party payors could have a material adverse effect on our business and combined financial condition, results of operations and cash flows.

Increased competition for, or a shortage of, nurses and other skilled personnel could increase our staffing and labor costs and subject us to monetary fines.

Our success depends upon our ability to retain and attract nurses, certified nurse assistants, social workers and speech, physical and occupational therapists. Our success also depends upon our ability to retain and attract skilled personnel who are responsible for the day-to-day operations of each of our affiliated operations. Each operation has a leader responsible for the overall day-to-day operations of the business, including quality of care, social services and financial performance. Depending upon the size of the operation, each leader is supported by staff that is directly responsible for day-to-day care of the patients, marketing and community outreach programs. We compete with various healthcare service providers in retaining and attracting qualified and skilled personnel.

Increased competition for, or a shortage of, nurses or other trained personnel, or general inflationary pressures may require that we enhance our pay and benefits packages to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge to the patients of our business. Turnover rates and the magnitude of the shortage of nurses or other trained personnel vary substantially from operation to operation. An increase in costs associated with, or a shortage of, skilled nurses, could negatively impact our independent operating subsidiaries. In addition, if we fail to attract and retain qualified and skilled personnel, our independent operating subsidiaries’ ability to conduct their business operations effectively could be harmed.

We depend on our management team and local leaders, and the loss of their services could harm our business.

We believe that our success depends in part on the continued services of our executive management and local leadership teams. The loss of such key personnel could have a material adverse effect on our business and could adversely affect our strategic relationships and impede our ability to execute our business strategies. The market for qualified individuals may be highly competitive and finding and recruiting suitable replacements for our leaders may be difficult, time consuming and costly.

Our hospice independent operating subsidiaries are subject to annual Medicare caps calculated by Medicare. If such caps were to be exceeded by any of our hospice providers, our business and combined financial condition, results of operations and cash flows could be materially adversely affected.

With respect to our hospice independent operating subsidiaries, overall payments made by Medicare to each provider number are subject to caps calculated by Medicare, as discussed in greater detail in Item 1, Government Regulation. If payments received by any one of our hospice provider numbers exceeds either of these caps, we are required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated and combined financial condition, results of operations and cash flows.

Security breaches and other cyber-security incidents could violate security laws and subject us to significant liability.

Our business is dependent on the proper functioning and availability of our computer systems and networks. While we have taken steps to protect the safety and security of our information systems and the patient health information and other data maintained within those systems, we cannot assure you that our safety and security measures and disaster recovery plan will prevent damage, interruption, or breach of our information systems and operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of our information systems. Unauthorized parties may attempt to gain access to our systems or operations, or those of third parties with whom we do business, through fraud or other forms of deceiving our employees or contractors.

On occasion, we have acquired additional information systems through our business acquisitions. We have upgraded and expanded our information system capabilities and have committed significant resources to maintain, protect, enhance existing systems and develop new systems to keep pace with continuing changes in technology, evolving industry and regulatory standards, and changing customer preferences.

We license certain third-party software to support our operations and information systems. Our inability, or the inability of third-party software providers, to continue to maintain and upgrade our information systems and software could disrupt or reduce the efficiency of our operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems also could disrupt or reduce the efficiency of our operations.

A cyber-security attack or other incident that bypasses our information systems security could cause a security breach which may lead to a material disruption to our information systems infrastructure or business and may involve a significant loss of business or otherwise compromise patient health information. If a cyber-security attack or other unauthorized attempt to access our systems or operations were to be successful, it could result in the theft, destruction, loss, misappropriation or release of confidential information or intellectual property, and could cause operational or business delays that may materially impact our ability to provide various healthcare services. Any successful cyber-security attack or other unauthorized attempt to access our systems or operations also could result in negative publicity which could damage our reputation or brand with our patients, referral sources, payors or other third parties and could subject us to substantial penalties under HIPAA and other federal and state privacy laws, including, for example, the California Consumer Privacy Act, which went into effect January 2020 and includes a private right of action that may expose us to private litigation regarding our privacy practices and significant damages awards or settlements in civil litigation.

Failure to maintain the security and functionality of our information systems and related software, or a failure to defend a cyber-security attack or other attempt to gain unauthorized access to our systems, operations or patient health information could expose us to a number of adverse consequences, the vast majority of which are not insurable, including but not limited to disruptions in our operations, regulatory and other civil and criminal penalties, fines, investigations and enforcement actions (including, but not limited to, those arising from the SEC, Federal Trade Commission, the OIG or state attorneys general), fines, private litigation with those affected by the data breach, loss of customers, disputes with payors and increased operating expense, which either individually or in the aggregate could have a material adverse effect on our business, financial position, results of operations and liquidity.

The OIG or other regulatory authorities may choose to more closely scrutinize billing practices in areas where we operate or propose to expand, which could result in an increase in regulatory monitoring and oversight, decreased reimbursement rates, or otherwise adversely affect our business, financial condition and results of operations.

Efforts by officials and others to make or advocate for any increase in regulatory monitoring and oversight, reduce payment rates, revise methodologies for assessing and treating patients, conduct more frequent or intense reviews of our treatment and billing practices, or implement moratoria in areas where we operate or propose to expand, could reduce our reimbursement, increase our costs of doing business and otherwise adversely affect our business, financial condition and results of operations.

In July 2019, the OIG released a report entitled “Hospice Deficiencies Pose Risks to Medicare Beneficiaries.” The report reviewed the results of hospice surveys conducted from 2012 to 2016 and found that 87% of hospices had a deficiency during that period. Twenty percent had a serious (condition-level) deficiency. One third of hospices had complaints filed against them and half of those were severe. Previous reports have identified that improper billing by hospices costs Medicare hundreds of millions of dollars each year, including billing for ineligible patients, improper levels of care, duplicative services, and other forms of fraud.

CMS remains committed to implementing a plan for oversight of home health agencies through Supplemental Medical Review Contractor audits of every home health agency in the country. In addition, in many of its recent Work Plans, the OIG indicated that it will review compliance with various aspects which impact reimbursement to home health or hospice providers, including the documentation in support of the claims paid by Medicare.

State efforts to regulate or deregulate the healthcare services industry or the construction or expansion of the number of home health, hospice or senior living operations could impair our ability to expand or result in increased competition.

As discussed in greater detail in Item 1., Government Regulation, our ability to acquire or establish new home health, hospice or senior living operations or expand or provide new services at existing operations would be adversely affected if we are unable to obtain required the necessary approvals, if there are changes in the standards applicable to those approvals, or if we experience delays and increased expenses associated with obtaining those approvals. We may not be able to obtain licensure, CON approval, Medicare or Medicaid certification, Attorney General approval or other necessary approvals for future expansion projects.

Conversely, and specific to the highly competitive industry of senior living, the elimination or reduction of state regulations that limit the construction, expansion or renovation of new or existing communities could result in increased competition to us. In general, regulatory and other barriers to entry into the senior living industry are not prohibitive. Over the last several years, there has been a significant increase in the construction of new senior living communities, including in many of the states where we provide services. This new construction has resulted in increased competition in many of our markets. Such new competition may limit our ability to attract new residents, raise rents or otherwise expand our senior living business, which could have a material adverse effect on our revenues, results of operations and cash flow.

Changes in federal and state employment-related laws and regulations could increase our cost of doing business.

Our independent operating subsidiaries are subject to a variety of federal and state employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act which governs such matters as minimum wages, overtime and other working conditions, the Americans with Disabilities Act (the “ADA”) and similar state laws that provide civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, the National Labor Relations Act, regulations of the Equal Employment Opportunity Commission, regulations of the Office of Civil Rights, regulations of state Attorneys General, family leave mandates and a variety of similar laws enacted by the federal and state governments that govern these and other employment law matters. Because labor represents such a large portion of our operating costs, changes in federal and state employment-related laws and regulations could increase our cost of doing business.

The compliance costs associated with these laws and evolving regulations could be substantial. For example, all of our affiliated operations are required to comply with the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial properties,” but generally requires that buildings be made accessible to people with disabilities. Compliance with ADA requirements could require removal of access barriers and non-compliance could result in imposition of government fines or an award of damages to private litigants. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons. In addition, federal proposals to introduce a system of mandated health insurance and flexible work time and other similar initiatives could, if implemented, adversely affect our operations. We also may be subject to employee-related claims such as wrongful discharge, discrimination or violation of equal employment law. While we are insured for these types of claims, we could experience damages that are not covered by our insurance policies or that exceed our insurance limits, and we may be required to pay such damages directly, which would negatively impact our cash flow from operations.

Required regulatory approvals could delay or prohibit transfers of our healthcare operations, which could result in periods in which we are unable to receive reimbursement for such properties.

The operations of our independent operating subsidiaries must be licensed under applicable state law and, depending upon the type of operation, certified or approved as providers under the Medicare and/or Medicaid programs. In the process of acquiring or transferring operating assets, our operations must receive change of ownership approvals from state licensing agencies, Medicare and Medicaid, and third party payors. If there are any delays in receiving regulatory approvals from the applicable federal, state or local government agencies, or the inability to receive such approvals, such delays could result in delayed or lost reimbursement related to periods of service prior to the receipt of such approvals.

Compliance with federal and state fair housing, fire, safety and other regulations may require us to make unanticipated expenditures, which could be costly to us.

We must comply with the federal Fair Housing Act and similar state laws, which prohibit us from discriminating against individuals if it would cause such individuals to face barriers in gaining residency in any of our affiliated communities. Additionally, the Fair Housing Act and other similar state laws require that we advertise our services in such a way that we promote, and not limit, diversity. We may be required, among other things, to change our marketing techniques to comply with these requirements.

In addition, we are required to operate our affiliated communities in compliance with applicable fire and safety regulations, building codes and other land use regulations and food licensing or certification requirements as they may be adopted by governmental agencies and bodies from time to time. Surveys occur on a regular (often annual or biannual) schedule, and special surveys may result from a specific complaint filed by a patient, a family member or one of our competitors. We may be required to make substantial capital expenditures to comply with these requirements.

We depend largely upon reimbursement from Medicare, Medicaid, and other third-party payors, and our revenue, financial condition and results of operations could be negatively impacted by any changes in the acuity mix of patients in our affiliated operations as well as payor mix and payment methodologies.

Our revenue is determined in part by the acuity of home health and hospice patients and senior living residents. Changes in the acuity level of patients we attract, as well as our payor mix among Medicare, Medicaid, managed care organizations and private payors, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the years ended December 31, 2019, 2018 and 2017 55.6%, 53.1%, and 51.4%, respectively, of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our independent operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

Initiatives undertaken by major insurers and managed care companies to contain healthcare costs may adversely affect our business. Among other initiatives, these payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, we may lose patients if we choose not to renew our contracts with these insurers at lower rates.

Compliance with state and federal employment, immigration, licensing and other laws could increase our cost of doing business.

Our independent operating subsidiaries have hired personnel, including nurses and therapists, from outside the United States. If immigration laws are changed, or if new and more restrictive government regulations proposed by the Department of Homeland Security are enacted, our access to qualified and skilled personnel may be limited.

Our subsidiaries operate in at least one state that requires them to verify employment eligibility using procedures and standards that exceed those required under federal Form I-9 and the statutes and regulations related thereto. Proposed federal regulations would extend similar requirements to all of the states in which our affiliated operations operate. To the extent that such proposed regulations or similar measures become effective, and our subsidiaries are required by state or federal authorities to verify work authorization or legal residence for current and prospective employees beyond existing Form I-9 requirements and other statutes and regulations currently in effect, it may make it more difficult for our subsidiaries to recruit, hire and/or retain qualified employees, may increase our risk of non-compliance with state and federal employment, immigration, licensing and other laws and regulations and could increase our cost of doing business.

We are subject to litigation that could result in significant legal costs and large settlement amounts or damage awards.

Our business involves a significant risk of liability given the age and health of the patients and residents of our independent operating subsidiaries and the services we provide. The healthcare industry has experienced an increased trend in the number and severity of litigation claims, due in part to the number of large verdicts, including large punitive damage awards. These claims are filed based upon a wide variety of claims and theories, including deficiencies under conditions of participation under certain state and federal healthcare programs. Plaintiffs’ attorneys have become increasingly more aggressive in their pursuit of claims against healthcare providers, including home health, hospice and senior living providers, employing a wide variety of advertising and solicitation activities to generate more claims. The defense of lawsuits has in the past, and may in the future, result in significant legal costs, regardless of the outcome. Additionally, increases to the frequency and/or severity of losses from such claims and suits may result in increased liability insurance premiums and/or a decline in available insurance coverage levels, which could materially and adversely affect our business, financial condition and results of operations.

Healthcare litigation (including professional liability and class action litigation) is common and is filed based upon a wide variety of claims and theories, and we are routinely subjected to varying types of claims. Future claims could be brought that may materially affect our business, financial condition and results of operations. Other claims and suits, including class actions, could be filed against us and other companies in our industry. For example, there has been an increase in the number of wage and hour class action claims filed in several of the jurisdictions where we are present. Allegations typically include claimed failures to permit or properly compensate for meal and rest periods, or failure to pay for time worked. If there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could have a material adverse effect to our business, financial condition, results of operations and cash flows. In addition, we contract with a variety of landlords, lenders, vendors, suppliers, consultants and other individuals and businesses. These contracts typically contain covenants and default provisions. If the other party to one or more of our contracts were to allege that we have violated the contract terms, we could be subject to civil liabilities which could have a material adverse effect on our financial condition and results of operations.

Were litigation to be instituted against one or more of our subsidiaries, a successful plaintiff might attempt to hold us or another subsidiary liable for the alleged wrongdoing of the subsidiary principally targeted by the litigation. If a court in such litigation decided to disregard the corporate form, the resulting judgment could increase our liability and adversely affect our financial condition and results of operations.

We conduct regular internal investigations into the care delivery, recordkeeping and billing processes of our independent operating subsidiaries. These reviews sometimes detect instances of noncompliance which we attempt to correct, which can decrease our revenue.

As discussed under Item 1., Monitoring Compliance in our Operations, we have internal compliance policies and procedures, including ongoing monitoring and controls. From time to time, our systems and controls highlight potential compliance issues, which we investigate as they arise. Historically, we have, and would continue to do so in the future, initiated internal inquiries into possible recordkeeping and related irregularities. Through these internal inquiries, we have identified potential deficiencies in the assessment of and recordkeeping for small subsets of patients. We have also identified and, at the conclusion of such investigations, assisted in implementing, targeted improvements in the assessment and recordkeeping practices to make them consistent with the existing standards and policies. We continue to monitor the measures implemented for effectiveness and perform follow-up reviews to ensure compliance. Consistent with healthcare industry accounting practices, we record any charge for refunded payments against revenue in the period in which the claim adjustment becomes known.

If additional reviews result in identification and quantification of additional amounts to be refunded, we will accrue additional liabilities for claim costs and interest and repay any amounts due in normal course. Furthermore, failure to refund overpayments within required time frames (as described in greater detail under Item 1., Government Regulation) could result in FCA liability. If future investigations ultimately result in findings of significant billing and reimbursement noncompliance which could require us to record significant additional provisions or remit payments, our business, financial condition and results of operations could be materially and adversely affected and our stock price could decline.

We may be unable to complete future acquisitions at attractive prices or at all, which may adversely affect our revenue growth; we may also elect to dispose of underperforming or non-strategic independent operating subsidiaries, which would decrease our revenue.

To date, our revenue growth has been significantly accelerated by our acquisition of new operations. Subject to general market conditions and the availability of essential resources and leadership within our company, we continue to seek home health, hospice and senior living acquisition opportunities that are consistent with our geographic, financial and operating objectives.

We face competition for the acquisition of operations and businesses and expect this competition to increase. Based upon factors such as our ability to identify suitable acquisition candidates, the purchase price of the operations, prevailing market conditions, the availability of leadership to manage new operations and our own willingness to take on new operations, the rate at which we have historically acquired home health, hospice and senior living operations has fluctuated significantly. In the future, we anticipate the rate at which we may acquire these operations will continue to fluctuate, which may affect our revenue growth.

We have also historically acquired a few operations, either because they were included in larger, indivisible groups of operations or under other circumstances, which were or have proven to be non-strategic or less desirable, and we may consider disposing of such operations or exchanging them for operations which are more desirable.

We may not be able to successfully integrate acquired operations, and we may not achieve the benefits we expect from our acquisitions.

We may not be able to successfully or efficiently integrate new acquisitions with our existing independent operating subsidiaries, culture and systems. The process of integrating acquisitions into our existing operations may result in unforeseen operating difficulties, divert management’s attention from existing operations, or require an unexpected commitment of staff and financial resources, and may ultimately be unsuccessful. Existing operations available for acquisition frequently serve or target different markets than those that we currently serve. We also may determine that renovations of acquired operations and changes in staff and operating management personnel are necessary to successfully integrate those acquisitions into our existing operations. We may not be able to recover the costs incurred to reposition or renovate newly independent operating subsidiaries. The financial benefits we expect to realize from many of our acquisitions are largely dependent upon our ability to improve clinical performance, overcome regulatory deficiencies, rehabilitate or improve the reputation of the operations in the community, increase and maintain census, control costs, and in some cases change the patient acuity mix. If we are unable to accomplish any of these objectives at the independent operating subsidiaries we acquire, we will not realize the anticipated benefits and we may experience lower than anticipated profits, or even losses.

During the year ended December 31, 2019, the Company expanded its operations with the addition of two home health agencies, five hospice agencies, two home care agencies and two senior living operations. This growth has placed and will continue to place significant demands on our current leaders. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including our local leaders. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage operations we may acquire in the future. Also, the newly acquired operations may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such operations quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, and our business may suffer.

In undertaking acquisitions, we may be adversely impacted by costs, liabilities and regulatory issues that may adversely affect our operations.

In undertaking acquisitions, we also may be adversely impacted by unforeseen liabilities attributable to the prior providers who operated the acquired operations, against whom we may have little or no recourse. Many operations we have historically acquired were underperforming financially and had clinical and regulatory issues prior to and at the time of acquisition. Even where we have improved independent operating subsidiaries and patient care at affiliated operations that we have acquired, we still may face post-acquisition regulatory issues related to pre-acquisition events. These may include, without limitation, payment recoupment related to our predecessors’ prior noncompliance, the imposition of fines, penalties, operational restrictions or special regulatory status. Further, we may incur post-acquisition compliance risk due to the difficulty or impossibility of immediately or quickly bringing non-compliant operations into full compliance. Diligence materials pertaining to acquisition targets, especially the underperforming operations that often represent the greatest opportunity for return, are often inadequate, inaccurate or impossible to obtain, sometimes requiring us to make acquisition decisions with incomplete information. Despite our due diligence procedures, operations that we have acquired or may acquire in the future may generate unexpectedly low returns, may cause us to incur substantial losses, may require unexpected levels of management time, expenditures or other resources, or may otherwise not meet a risk profile that our investors find acceptable.

In addition, we might encounter unanticipated difficulties and expenditures relating to any of the acquired operations, including contingent liabilities. When we acquire an operation, we generally assume its existing Medicare provider number for purposes of billing Medicare for services. If CMS later determines that the prior operator had received overpayments from Medicare for the period of time during which it operated, or had incurred fines in connection with service provided prior to our acquisition of the operation, CMS could hold us liable for repayment of the overpayments or fines.

We may be unable to improve every operation that we acquire. In addition, these operations may divert management time and attention from other operations and priorities, negatively impact cash flows, result in adverse or unanticipated accounting charges, or otherwise damage other areas of our company if they are not timely and adequately improved.

We also incur regulatory risk in acquiring certain operations due to the licensing, certification and other regulatory requirements affecting our right to operate the acquired operations. For example, in order to acquire operations on a predictable schedule, or to acquire declining operations quickly to prevent further pre-acquisition declines, we frequently acquire such operations prior to receiving license approval or provider certification. We operate as the interim manager for the outgoing licensee, assuming financial responsibility, among other obligations, for the operation. To the extent that we may be unable or delayed in obtaining a license, we may need to operate under a management agreement with the prior operator. Any inability in obtaining consent from the prior operator of a target acquisition to utilizing its license in this manner could impact our ability to acquire additional operations. If we were subsequently denied licensure or certification for any reason, we might not realize the expected benefits of the acquisition and would likely incur unanticipated costs and other challenges which could cause our business to suffer.

If we do not achieve and maintain competitive quality of care ratings from CMS and private organizations engaged in similar monitoring activities, our business may be negatively affected.

Providing quality patient care is the cornerstone of our business. We believe that hospitals, physicians and other referral sources refer patients to us in large part because of our reputation for delivering quality care. Clinical quality is becoming increasingly important within our industry. Effective October 2012, Medicare began to impose a financial penalty upon hospitals that have excessive rates of patient readmissions within 30 days from hospital discharge. We believe this regulation provides a competitive advantage to home health providers who can differentiate themselves based upon quality, particularly by achieving low patient acute care hospitalization readmission rates and by implementing disease management programs designed to be responsive to the needs of patients served by referring hospitals. We are focused intently upon improving our patient outcomes, particularly our patient acute care hospitalization readmission rates. If we should fail to attain our goals regarding acute care hospitalization readmission rates and other quality metrics, we expect our ability to generate referrals would be adversely impacted, which could have a material adverse effect upon our business and combined financial condition, results of operations and cash flows.

CMS provides comparative public data, rating every home health agency operating in each state based upon its Star Quality Rating System reported on consumer-facing websites. The Star rating may impact patient choice of home health agencies and reimbursement from home health agencies, as a higher Star rating indicates better patient care than a lower Star rating. A low Star rating may decrease the number of patients for Medicare reimbursement.

If we are unable to obtain insurance, or if insurance becomes more costly for us to obtain, our business may be adversely affected.

It may become more difficult and costly for us to obtain coverage for patient care liabilities and other risks, including property and casualty insurance. For example, the following circumstances may adversely affect our ability to obtain insurance at favorable rates:

•we experience higher-than-expected professional liability, property and casualty, or other types of claims or losses;

•we receive survey deficiencies or citations of higher-than-normal scope or severity;
•we acquire especially troubled operations that present unattractive risks to current or prospective insurers;
•insurers tighten underwriting standards applicable to us or our industry; or
•insurers or reinsurers are unable or unwilling to insure us or the industry at historical premiums and coverage levels.

If any of these potential circumstances were to occur, our insurance carriers may require us to pay substantially higher premiums for the same or reduced coverage for insurance, including workers compensation, property and casualty, automobile, employment practices liability, directors and officers liability, employee healthcare and general and professional liability coverages.

In some states, the law prohibits or limits insurance coverage for the risk of punitive damages arising from professional liability and general liability claims or litigation. Coverage for punitive damages is also excluded under some insurance policies. As a result, we may be liable for punitive damage awards in these states that either are not covered or are in excess of our insurance policy limits. Claims against us, regardless of their merit or eventual outcome, also could inhibit our ability to attract patients or expand our business and could require our management to devote time to matters unrelated to the day-to-day operation of our business.

With few exceptions, workers’ compensation and employee health insurance costs have increased markedly in recent years. As a result, our insurance deductibles in connection with general and professional liability and auto claims have also increased. We also have purchased insurance coverage for workers compensation in all states except Washington and Wyoming. In those states workers compensation coverage is provided by a state fund and financed through premiums paid by the employers and employees. We have elected non-subscriber status for workers’ compensation in Texas. If we are unable to obtain insurance, or if insurance becomes more costly for us to obtain, or if the coverage levels we can economically obtain decline, our business may be adversely affected.

We retain certain risks related to our insurance coverage.

The Company retains commercial insurance for worker’s compensation and professional and general liabilities and bares the risk of loss until the deductibles for each claim is met. The Company recognizes obligations associated with these costs, up to specified deductible limits in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported. These costs have generally been estimated by an actuary based on historical data of our claims experience. Any actuarial projection of self-insured losses is subject to a high degree of variability. Since recorded amounts are based on estimates, the ultimate cost of all incurred claims and related expenses may be more or less than the recorded liabilities.

The unionization of our workers may adversely affect our revenue and our profitability.

We maintain our right to inform the employees of our independent operating subsidiaries about our views of the potential impact of unionization upon the workplace generally and upon individual employees. To our knowledge, employees at our independent operating subsidiaries that have been approached to unionize have uniformly rejected union organizing efforts. If employees decide to unionize, our cost of doing business could increase, and we could experience contract delays, difficulty in adapting to a changing regulatory and economic environment, cultural conflicts between unionized and non-unionized employees, strikes and work stoppages, and we may conclude that affected operations would be uneconomical to continue operating.

Because we lease all of our affiliated senior living communities, we could experience risks associated with leased property, including risks relating to lease termination, lease extensions and special charges, which could adversely affect our business, financial position or results of operations.

As of December 31, 2019, we leased all of our senior living communities and administrative offices. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated communities.

Specifically, as of December 31, 2019, our independent operating subsidiaries leased 29 senior living operations pursuant to certain “triple-net” lease agreements between our independent operating subsidiaries and subsidiaries of Ensign (the “Ensign Leases”), which were amended and restated in connection with the Spin-Off. The Ensign Leases are for initial terms ranging between 14 and 16 years. Fifteen of our affiliated senior living communities, excluding those operated under the Ensign Leases, are operated under two separate master lease arrangements. Under these master leases, a breach at a single community could subject one or more of the other communities covered by the same master lease to the same default risk. Failure to comply with provider requirements is a default under several of the leases and master lease agreements. In addition, other potential defaults related to an individual community may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.

Each lease provides that the landlord may terminate the lease for a number of reasons, including, subject to applicable cure periods, the default in any payment of rent, taxes or other payment obligations or the breach of any other covenant or agreement in the lease. Any default under the Ensign Leases or the other master lease agreements could be declared an event of default under such agreements, which could result in an acceleration of our indebtedness and the potential loss of certain of our communities. Any such occurrence would have a material adverse effect on our business, financial condition, results of operations, cash flows and profitability. There can be no assurance that we will be able to comply with all of our obligations under the leases in the future.

A housing downturn could decrease demand for assisted living services.

Seniors often use the proceeds of home sales to fund their admission to assisted living communities. A downturn in the housing markets could adversely affect seniors’ ability to afford our resident fees and entrance fees. If national or local housing markets enter a persistent decline, our occupancy rates, revenues, results of operations and cash flow could be negatively impacted.

If our referral sources fail to view us as an attractive provider, or if our referral sources otherwise refer fewer patients, our patient base may decrease.

We rely significantly on appropriate referrals from physicians, hospitals and other healthcare providers in the communities we serve to attract appropriate residents and patients to our affiliated operations. Our referral sources are not obligated to refer business to us and may refer business to other healthcare providers. We believe many of our referral sources refer business to us as a result of our quality patient care and our commitment to partnerships and communication. If we lose, or fail to maintain, existing relationships with our referral resources, fail to develop new relationships, or if we are perceived by our referral sources as not providing high quality patient care, our census could decline and our patient mix could change. In addition, if any of our referral sources have a reduction in patients whom they can refer due to a decrease in their business, our census could decline and patient mix could change.

Failure to generate sufficient cash flow to cover required payments or meet operating covenants under our long-term debt, including debt entered into in connection with the Spin-Off and long-term operating leases, could result in defaults under such agreements and cross-defaults under other debt or operating lease arrangements, which could harm our independent operating subsidiaries and cause us to lose operations or experience foreclosures.

We have significant future operating lease obligations. We intend to continue financing our operations through long-term operating leases, mortgage financing and other types of financing, including borrowings under our future credit facilities we may obtain. We may not generate sufficient cash flow from operations to cover required interest, principal and lease payments.

Our ability to make payments of principal and interest on our indebtedness and to make lease payments on our operating leases depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our business, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt or to make lease payments on our operating leases, we may be required, among other things, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets, reduce or delay planned capital expenditures or delay or abandon desirable acquisitions. Such measures might not be sufficient to enable us to service our debt or to make lease payments on our operating leases. The failure to make required payments on our debt or operating leases or the delay or abandonment of our planned growth strategy could result in an adverse effect on our future ability to generate revenue and sustain profitability. In addition, any such financing, refinancing or sale of assets might not be available on terms that are economically favorable to us, or at all.

Additionally, in connection with the Spin-Off, we incurred indebtedness and are responsible for servicing our own indebtedness and obtaining and maintaining sufficient working capital and other funds to satisfy our cash requirements. Our financing arrangements contain restrictions, covenants and events of default that, among other things, could limit our ability to respond to market conditions, provide for capital investment needs or take advantage of business opportunities by restricting our ability to incur or guarantee additional indebtedness or requiring us to offer to repurchase such indebtedness in the event of a change of control or a change of control triggering event; pay dividends or make distributions; make investments or acquisitions; sell, transfer or otherwise dispose of certain assets; create liens; consolidate or merge; enter into transactions with affiliates; and prepay and repurchase or redeem certain indebtedness. In addition, our financing costs be higher than they were prior to the Spin-Off from Ensign.

Changes in the method of determining London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness and may otherwise adversely affect our financial condition and results of operations.

Our indebtedness is made at variable interest rates that use LIBOR (or metrics derived from or related to LIBOR) as a benchmark for establishing the interest rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established, or alternative reference rates to be established. The potential consequences cannot be fully predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows. In addition, any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. This could materially and adversely effect our results of operations, cash flows, and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks.

We may need additional capital to finance our growth, and we may not be able to obtain it on terms acceptable to us, or at all, which may limit our ability to grow.

Our ability to maintain and enhance our independent operating subsidiaries and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit substantial resources to continued investment in our affiliated operations. We are sometimes more aggressive than our competitors in capital spending to address issues that arise in connection with aging and obsolete facilities and equipment. In addition, continued expansion of our business through the acquisition of existing operations, expansion of our existing operations and construction of new communities may require additional capital, particularly if we were to accelerate our acquisition and expansion plans. Financing may not be available to us or may be available to us only on terms that are not favorable. If we are unable to raise additional funds or obtain additional funds on terms acceptable to us, we may have to delay or abandon some or all of our growth strategies. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any newly issued equity securities may have rights, preferences or privileges senior to those of our common stock.

The condition of the financial markets, including volatility and deterioration in the capital and credit markets, could limit the availability of debt and equity financing sources to fund the capital and liquidity requirements of our business, as well as negatively impact or impair the value of our future portfolio of cash, cash equivalents and investments.

Credit markets are cyclical. Volatility in financial and credit markets may reduce the availability of certain types of debt financing and restrict the availability of credit.

Further, we anticipate that our future cash, cash equivalents and investments may be held in a variety of interest-bearing instruments. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of instruments pose risks arising from liquidity and credit concerns.

Though we anticipate that the cash amounts generated internally, together with amounts available under our future debt instruments, will be sufficient to implement our business plan for the foreseeable future, we may need additional capital if a substantial acquisition or other growth opportunity becomes available or if unexpected events occur or opportunities arise. We cannot assure you that additional capital will be available or available on terms favorable to us. If capital is not available, we may not be able to fund internal or external business expansion or respond to competitive pressures or other market conditions.

Delays in reimbursement may cause liquidity problems.

If we experience problems with our billing information systems or if issues arise with Medicare, Medicaid or other payors, we may encounter delays in our payment cycle. From time to time, we have experienced such delays as a result of government payors instituting planned reimbursement delays for budget balancing purposes or as a result of prepayment reviews.

Some states in which we operate are operating with budget deficits or could have a budget deficit in the future, which may delay reimbursement in a manner that would adversely affect our liquidity. In addition, from time to time, procedural issues require us to resubmit claims before payment is remitted, which contributes to our aged receivables. Unanticipated delays in receiving reimbursement from state programs due to changes in their policies or billing or audit procedures may adversely impact our liquidity and working capital. As discussed in Item 1., Government Regulation, with the reduction in fiscal year 2020 and elimination in fiscal year 2021 of RAPs, we may experience higher receivables as collections are delayed upon implementation.

Compliance with the regulations of the Department of Housing and Urban Development (“HUD”) may require us to make unanticipated expenditures which could increase our costs.

Seventeen of our affiliated senior living communities are currently subject to regulatory agreements with HUD that give the Commissioner of HUD broad authority to require us to be replaced as the operator of those communities in the event that the Commissioner determines there are operational deficiencies at such communities under HUD regulations. Compliance with HUD’s requirements can often be difficult because these requirements are not always consistent with the requirements of other federal and state agencies. Appealing a failed inspection can be costly and time-consuming and, if we do not successfully remediate the failed inspection, we could be precluded from obtaining HUD financing in the future or we may encounter limitations or prohibitions on our operation of HUD-insured communities.

Failure to comply with existing environmental laws could result in increased expenditures, litigation and potential loss to our business and in our asset value.

Our independent operating subsidiaries are subject to regulations under various federal, state and local environmental laws, primarily those relating to the handling, storage, transportation, treatment and disposal of medical waste; the identification and warning of the presence of asbestos-containing materials in buildings, as well as the encapsulation or removal of such materials; and the presence of other substances in the indoor environment.

Our affiliated operations generate infectious or other hazardous medical waste due to the illness or physical condition of the patients. Each of our affiliated operations has an agreement with a waste management company for the proper disposal of all infectious medical waste, but the use of a waste management company does not immunize us from alleged violations of such laws for independent operating subsidiaries for which we are responsible even if carried out by a third party, nor does it immunize us from third-party claims for the cost to cleanup disposal sites at which such wastes have been disposed.

Some of the affiliated senior living communities we lease or may acquire may have asbestos-containing materials. Federal regulations require building owners and those exercising control over a building’s management to identify and warn their employees and other employers operating in the building of potential hazards posed by workplace exposure to installed asbestos-containing materials and potential asbestos-containing materials in their buildings. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and disposal of asbestos-containing materials and potential asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release into the environment of asbestos- containing materials and potential asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with asbestos-containing materials and potential asbestos-containing materials. The presence of asbestos-containing materials, or the failure to properly dispose of or remediate such materials, also may adversely affect our ability to attract and retain patients and staff, to borrow when using such property as collateral or to make improvements to such property.

The presence of mold, lead-based paint, underground storage tanks, contaminants in drinking water, radon and/or other substances at any of the affiliated senior living communities we lease, own or may acquire may lead to the incurrence of costs for remediation, mitigation or the implementation of an operations and maintenance plan and may result in third party litigation for personal injury or property damage. Furthermore, in some circumstances, areas affected by mold may be unusable for periods of time for repairs, and even after successful remediation, the known prior presence of extensive mold could adversely affect the ability of a community to retain or attract patients and staff and could adversely affect a community’s market value and ultimately could lead to the temporary or permanent closure of the community.

If we fail to comply with applicable environmental laws, we would face increased expenditures in terms of fines and remediation of the underlying problems, potential litigation relating to exposure to such materials, and a potential decrease in value to our business and in the value of our underlying assets.

In addition, because environmental laws vary from state to state, expansion of our independent operating subsidiaries to states where we do not currently operate may subject us to additional restrictions in the conduct and management of our affiliated operations.

We are a holding company with no operations and rely upon our independent operating subsidiaries to provide us with the funds necessary to meet our financial obligations. Liabilities of any one or more of our subsidiaries could be imposed upon us or our other subsidiaries.

We are a holding company with no direct operating assets, employees or revenues. Each of our affiliated operations is operated through a separate, independent subsidiary, which has its own management, employees and assets. Our principal assets are the equity interests we directly or indirectly hold in our independent operating subsidiaries. As a result, we are dependent upon distributions from our subsidiaries to generate the funds necessary to meet our financial obligations and pay dividends. Our subsidiaries are legally distinct from us and have no obligation to make funds available to us. The ability of our subsidiaries to make distributions to us will depend substantially on their respective operating results and will be subject to restrictions under, among other things, the laws of their jurisdiction of organization, which may limit the amount of funds available for distribution to investors or stockholders, agreements of those subsidiaries, the terms of our financing arrangements and the terms of any future financing arrangements of our subsidiaries.

Risks Related to the Spin-Off

We may be unable to achieve some or all of the benefits that we expect to achieve from our Spin-Off from Ensign.

We believe that as a standalone, independent public company, our results benefit from, among other things, allowing our leaders to design and implement company-wide policies and strategies that are based primarily on the characteristics of our business, allowing us to focus our financial resources wholly on our own operations and implement and maintain a capital structure designed to meet our own specific needs. However, by being separated from Ensign, we may be more susceptible to market fluctuations and other adverse events than we would have been were we still a part of Ensign. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our results of operations and financial condition could be materially adversely affected.

We have no operating history as a separate public company; our historical financial information is not necessarily representative of the results we would have achieved as a separate publicly traded company and may not be a reliable indicator of our future results; we may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company, and as a result, we may experience increased costs.

Prior to the Spin-Off, Ensign performed various corporate functions for us, including executive management, accounting, human resources, information technology, legal, payroll, insurance, tax, treasury, and other general and administrative items. Our historical financial results reflect allocations of corporate expenses from Ensign for these and similar functions that may be less than the comparable expenses we would have incurred had we operated as a separate publicly traded company. Prior to the Spin-Off, we shared economies of scope and scale in costs, employees, vendor relationships and relationships with our partners. While we have entered into short-term transition agreements and certain other longer-term agreements that govern certain commercial and other relationships between us and Ensign, those arrangements may not capture the benefits our business has enjoyed as a result of being integrated with the other affiliates of Ensign.

Generally, our working capital requirements, including acquisitions and capital expenditures, have historically been satisfied as part of the company-wide cash management policies of Ensign. Following the completion of the Spin-Off, Ensign no longer provides us with funds to finance our working capital or other cash requirements, and we may need to obtain financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements. We may be unable to replace in a timely manner or on comparable terms and costs the services or other benefits that Ensign previously provided to us.

The loss of the benefits from being a part of Ensign could have an adverse effect on our business, results of operations and financial condition. Other significant changes may occur in our cost structure, leadership, financing and business operations as a result of our operating as a company separate from Ensign.

We may have received better terms from unaffiliated third parties than the terms we received in our agreements with Ensign entered into in connection with the Spin-Off.

The agreements related to the Spin-Off from Ensign were negotiated in the context of the Spin-Off from Ensign while we were still part of Ensign. Although these agreements are intended to be on an arm’s-length basis, they may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. The terms of the agreements being negotiated in the context of the separation are related to, among other things, allocations of assets and liabilities, rights and indemnification and other obligations between us and Ensign. To the extent that certain terms of those agreements provide for rights and obligations that could have been procured from third parties, we may have received better terms from third parties because third parties may have competed with each other to win our business. See “Certain Relationships and Related Party Transactions—Agreements with Ensign Related to the Spin-Off.”

There are inherent limitations on the effectiveness of our controls

We do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that resource constraints exist, and the benefits of controls must be considered relative to their costs. We are in the process of designing, implementing, and testing the internal control over financial reporting required to comply with the obligation of furnishing a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which process is time consuming, costly, and complicated.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate due to changes in conditions or deterioration in the degree of compliance with policies or procedures. If our controls become inadequate, we could fail to meet our financial reporting obligations, our reputation may be adversely affected, our business, financial condition, and results of operations could be adversely affected, and the market price of our stock could decline.

The Spin-Off and related transactions may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.

While we believe that we and Ensign were adequately capitalized immediately after the Spin-Off, the Spin-Off could be challenged under various state and federal fraudulent conveyance laws. An unpaid creditor could claim that Ensign did not receive fair consideration or reasonably equivalent value in the Spin-Off, and that the Spin-Off left Ensign insolvent or with unreasonably small capital or that Ensign intended or believed it would incur debts beyond its ability to pay such debts as they mature. If a court were to agree with such a plaintiff, then such court could void the Spin-Off as a fraudulent transfer and could impose a number of different remedies, including without limitation, returning our assets or your shares in our company to Ensign or providing Ensign with a claim for money damages against us in an amount equal to the difference between the consideration received by Ensign and the fair market value of our company at the time of the Spin-Off.

Our success will depend in part on our ongoing relationship with Ensign after the Spin-Off.

In connection with the Spin-Off, we have entered into a number of agreements with Ensign that govern the ongoing relationships between Ensign and us after the Spin-Off. We also established the Ensign Pennant Care Continuum, a voluntary post-acute preferred provider network that provide for robust data sharing and the implementation of tailored transitional care pathways between Ensign and Pennant affiliates. Our success will depend, in part, on the maintenance of these ongoing relationships with Ensign, and Ensign’s performance of its obligations under these agreements. If we are unable to maintain a good relationship with Ensign, or if Ensign does not perform its obligations under these agreements or does not renew such agreements following their expiration, our profitability and revenues could decrease and our growth potential may be adversely affected.

Certain of our directors will continue to serve as directors of the Ensign board of directors, and ownership of shares of Ensign common stock or equity awards of Ensign by our directors and executive officers may create conflicts of interest or the appearance of conflicts of interest.

Certain of our directors who serve on our board of directors continue to serve on the Ensign board of directors. This could create, or appear to create, potential conflicts of interest when our or Ensign’s management and directors face decisions that could have different implications for us and Ensign, including the resolution of any dispute regarding the terms of the agreements governing the Spin-Off and the relationship between us and Ensign after the Spin-Off, any commercial agreements entered into in the future between us and Ensign and the allocation of such directors’ time between us and Ensign.

Because of their current or former positions with Ensign, substantially all of our executive officers and some of our non-employee directors will own shares of Ensign common stock. The continued ownership of Ensign common stock by Pennant’s directors and executive officers following the Spin-Off creates or may create the appearance of conflicts of interest when these directors and executive officers are faced with decisions that could have different implications for us and Ensign.

If the distribution of shares of our common stock in connection with the Spin-Off (the “Distribution”), together with certain related transactions, were to fail to qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code, then our stockholders, we and Ensign might be required to pay substantial U.S. federal income taxes (including as a result of indemnification under the tax matters agreement).

The Distribution was conditioned upon Ensign’s receipt of an opinion of Kirkland & Ellis LLP to the effect that, subject to the assumptions and limitations described therein, the Distribution, together with certain related transactions, qualified as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code in which no gain or loss is recognized by Ensign or its stockholders, except, in the case of Ensign stockholders, for cash received in lieu of fractional shares. The opinion of Kirkland & Ellis LLP was based on, among other things, certain assumptions as well as on the continuing accuracy of certain factual representations and statements that we and Ensign made to Kirkland & Ellis LLP. In rendering its opinion, Kirkland & Ellis LLP also relied on certain covenants that we and Ensign entered into. If any of the representations or statements that we or Ensign made are or become inaccurate or incomplete, or if we or Ensign breach any of our covenants, the Distribution and such related transactions might not qualify for such tax treatment. The opinion of Kirkland & Ellis LLP is not binding on the Internal Revenue Service or a court, and there can be no assurance that the Internal Revenue Service will not challenge the validity of the Distribution and such related transactions as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code eligible for tax-free treatment, or that any such challenge ultimately will not prevail.

If the Spin-Off or any other related transaction does not qualify as a tax-free transaction for any reason, including as a result of a breach of a representation or covenant, Ensign or other members of its affiliated group would recognize a substantial gain attributable to us for U.S. federal income tax purposes. In such case, under U.S. Treasury regulations, each member of the Ensign consolidated group at the time of the Spin-Off would be jointly and severally liable for the entire resulting amount of any U.S. federal income tax liability. Additionally, a disqualified spin-off would be a taxable distribution to Ensign stockholders. At least a portion of the Distribution would be a taxable dividend. If the Distribution is not entirely a taxable dividend, stockholders will need to reduce their basis in the shares and potentially have taxable capital gains.

We may not be able to engage in desirable strategic transactions and equity issuances following the Spin-Off because of certain restrictions related to preserving the tax-free treatment of the Spin-Off. In addition, we could be liable for adverse tax consequences resulting from engaging in significant strategic or capital-raising transactions.

Our ability to engage in significant strategic transactions and equity issuances may be limited or restricted for a period of time in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the Spin-Off. Even if the Spin-Off otherwise qualifies for tax-free treatment under Sections 368(a)(1)(D) and 355 of the Code, it may result in corporate level taxable gain to Ensign under Section 355(e) of the Code if 50.0% or more, by vote or value, of shares of our stock or Ensign’s stock are acquired or issued as part of a plan or series of related transactions that includes the Spin-Off. The process for determining whether an acquisition or issuance triggering these provisions has occurred is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. Any acquisitions or issuances of our stock or Ensign stock within a two-year period after the Spin-Off generally are presumed to be part of such a plan, although we or Ensign, as applicable, may be able to rebut that presumption.

Under the tax matters agreement that we entered into with Ensign, we also are generally responsible for any taxes imposed on Ensign that arise from the failure of the Spin-Off to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Sections 368(a)(1)(D) and 355 of the Code, to the extent such failure to qualify is attributable to actions, events or transactions relating to our stock, assets or business, or a breach of the relevant representations or any covenants made by us in the tax matters agreement or the representation letter provided to counsel in connection with the tax opinion of Kirkland & Ellis LLP.

Risks Related to Ownership of Our Common Stock

We are an “emerging growth company” under the JOBS Act, and any decision on our part to comply with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we currently intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the Distribution; (ii) the last day of the first fiscal year during which our total annual gross revenue is $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our common stock less attractive if we choose to rely on exemptions from certain disclosure requirements. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

In addition, as our business grows, we may cease to satisfy the conditions of an “emerging growth company.” Under the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

We are currently evaluating and monitoring developments with respect to these new rules, and we may not be able to take advantage of all of the benefits from the JOBS Act.

Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to sell your shares at an attractive price or at all.

The market price for our common stock has been and is likely to continue to be volatile, in part because our shares have not been traded publicly for long. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control. For many reasons, including the risks identified in this report on Form 10-K, the market price of our common stock following the Spin-Off may be more volatile than the market price of Ensign common stock before the consummation of the Spin-Off. These factors may result in short-term or long-term negative pressure on the value of our common stock. Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

Your percentage ownership in Pennant may be diluted in the future because of equity awards that we expect will be issued to our directors and officers and employees of our subsidiaries and the accelerated vesting of certain equity awards with respect to our common stock.

Your percentage ownership in Pennant may be diluted in the future because of equity awards that we expect will be issued to our directors and officers and employees of our subsidiaries and the accelerated vesting of certain equity awards with respect to our common stock.

Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our amended and restated certificate of incorporation and amended and restated bylaws that became effective immediately prior to the consummation of this Spin-Off contain provisions that may make the merger or acquisition of our company more difficult without the approval of our board of directors. Among other things, these provisions:

•allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;
•provide for the election of directors by a plurality of the votes cast at the annual stockholder meeting;
•establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings;
•create a classified board of directors whose members serve staggered three-year terms;
•limit the liability of, and providing indemnification to, our directors and officers;
•limit the ability of our stockholders to call and bring business before special meetings; and
•control the procedures for the conduct and scheduling of board of directors and stockholder meetings.

Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

We incur increased costs as a result of becoming a public company, particularly after we are no longer an “emerging growth company.”

As a public company, we incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. As a result of the Spin-Off, we are obligated to file with the SEC annual and quarterly reports and other reports that are specified in Section 13 and other sections of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also are required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, we are subject to other reporting and corporate governance requirements, including certain requirements of NASDAQ, and certain provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the regulations promulgated thereunder, which impose significant compliance obligations upon us.

The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our operating results on a timely and accurate basis could be impaired. If we do not implement such requirements in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC and NASDAQ. Any such action could harm our reputation and the confidence of investors and customers in us and could materially adversely affect our business and cause our share price to fall.

After we are no longer an “emerging growth company,” we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of Sarbanes-Oxley. See “—We are an “emerging growth company” under the JOBS Act, and any decision on our part to comply with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.”

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of our company to our company or our stockholders, or any claim for aiding and abetting any such alleged breach, (3) action asserting a claim against our company or any director or officer of our company arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”) or our amended and restated certificate of incorporation or our amended and restated bylaws, or (4) action asserting a claim against us or any director or officer of our company governed by the internal affairs doctrine except for, as to each of (1) through (4) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (c) arising under the federal securities laws, including the Securities Act of 1933, as to which the Court of Chancery and the federal district court for the District of Delaware shall concurrently be the sole and exclusive forums. Notwithstanding the foregoing, the provisions of this paragraph will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company or its directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Service Center

We lease two office locations to accommodate our Service Center. We lease approximately 14,287 square feet of office space located at 1675 East Riverside Drive, Eagle, Idaho 83616, pursuant to a lease that expires March 31, 2025. Our principal executive offices are located at the Service Center in Eagle, Idaho. We have two options to extend our lease term at this location for an additional five-year term for each option. In addition, we currently lease 6,101 rentable square feet of office space located at 1600 West Broadway Road, Suite 100, Tempe, Arizona 85282, pursuant to a lease that expires September 30, 2021. We have one option to extend our lease term at this location for one additional five-year term.

Home Health and Hospice Agencies and Senior Living Communities

As of December 31, 2019, we operated 63 home health, hospice and home care agencies in Arizona, California, Colorado, Idaho, Iowa, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming.

As of December 31, 2019, we operated 52 affiliated senior living communities in Arizona, California, Nevada, Texas, Washington and Wisconsin, with 3,963 Senior Living units. We lease all of our communities through long-term, triple-net lease arrangements.

The following table provides summary information regarding the locations of our home health and hospice agencies and our senior living communities and operational units as of December 31, 2019:

State	Home Health Agencies	Hospice Agencies	Senior Living Communities	Senior Living Units
Arizona	2	5	7	1,249
California	5	3	9	761
Colorado	2	1	—	—
Idaho	3	3	—	—
Iowa	1	1	—	—
Nevada	—	1	4	385
Oklahoma	2	1	—	—
Oregon	1	1	—	—
Texas	3	6	12	712
Utah	8	3	—	—
Washington	6	1	1	98
Wisconsin	1	1	19	758
Wyoming	1	1	—	—
Total	35	28	52	3,963

Item 3. Legal Proceedings

We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. However, the results of such matters cannot be predicted with certainty and we cannot assure you that the ultimate resolution of any legal or administrative proceeding or dispute will not have a material adverse effect on our business, financial condition, results of operations and cash flows. See Note 15, Commitments and Contingencies, to the Audited Consolidated and Combined Financial Statements for a description of claims and legal actions arising in the ordinary course of our business.

Item 4. Mine Safety Disclosures

None.

Part II.
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common stock has traded under the symbol “PNTG” on the NASDAQ Global Select Market since our Spin-Off on October 1, 2019. Prior to that date we were a subsidiary of Ensign, which trades under the ticker “ENSG” on the NASDAQ Global Select Market. As of March 4, 2020, there were approximately 60 holders of record of our stock.

Dividend Policy

We do not intend to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our future earnings will be retained to support our operations and to finance the growth and development of our business.
Item 6.  Selected Financial Data

The financial data set forth below should be read in connection with Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, and with our consolidated and combined financial statements and related notes thereto:

	Year Ended December 31,
	2019	2018	2017	2016
	(In thousands, except per share data)
Consolidated and Combined Income Statement Data:
Revenue	$338,531	$286,058	$250,991	$217,225

Expense
Cost of services	258,941	212,421	187,278	159,987
Rent—cost of services	34,975	31,199	31,304	28,953
General and administrative expense	35,135	18,843	14,463	12,448
Depreciation and amortization	3,810	2,964	2,544	2,855
Total expenses	332,861	265,427	235,589	204,243
Income from operations	5,670	20,631	15,402	12,982
Other Income (Expense):
Interest Expense, net	(410)	—	—	—
Income before provision for income taxes	5,260	20,631	15,402	12,982
Provision for income taxes	2,085	4,352	5,375	5,065
Net income	3,175	16,279	10,027	7,917
Less: net income attributable to noncontrolling interest(1)	629	595	160	26
Net income attributable to The Pennant Group, Inc.	$2,546	$15,684	$9,867	$7,891
Earnings per share(2):
Basic	$0.11	$0.58	$0.36	$0.28
Diluted	$0.11	$0.58	$0.36	$0.28
Weighted average common shares outstanding:
Basic	27,838	27,834	27,834	27,834
Diluted	29,586	27,834	27,834	27,834
(1) Net income attributable to the noncontrolling interest has been included in the numerator for earnings per share for all periods as the non-controlling subsidiary interest included in the Financial Statements was converted into common shares of Pennant.
(2) The total number of common shares distributed on October 1, 2019 of 27,834 is being utilized for the calculation of basic and diluted earnings per share for all prior periods, as no common stock was outstanding prior to the date of the Spin-Off.

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Consolidated and Combined Balance Sheet Data:
Cash and cash equivalents	$402	$41	$36
Total current assets	38,683	29,123	26,697
Total assets(1)	447,750	98,151	88,289
Long-term debt	18,526	—	—
Total liabilities(1)	376,639	32,863	28,373
Total equity	$71,111	$65,288	$59,916
(1) Total assets and total liabilities in 2019 reflect the adoption of ASC Topic 842, Leases.

	Year Ended December 31,
	2019	2018	2017	2016
	(In thousands)
Consolidated and Combined GAAP Financial Measures:
Total revenue	$338,531	$286,058	$250,991	$217,225
Total expenses	$332,861	$265,427	$235,589	$204,243
Income from operations	$5,670	$20,631	$15,402	$12,982

The following table presents certain financial information regarding our reportable segments. General and administrative expenses are not allocated to the reportable segments and are included in “All Other”:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Year Ended December 31, 2019
Revenue	$206,624	$131,907	$—	$338,531
Segment Adjusted EBITDAR from Operations	$33,354	$47,344	$(18,591)	$62,107
Year Ended December 31, 2018
Revenue	$169,037	$117,021	$—	$286,058
Segment Adjusted EBITDAR from Operations	$26,427	$47,230	$(16,191)	$57,466
Year Ended December 31, 2017
Revenue	$142,403	$108,588	$—	$250,991
Segment Adjusted EBITDAR from Operations	$21,007	$44,230	$(12,643)	$52,594
Year Ended December 31, 2016
Revenue	$115,813	$101,412	$—	$217,225
Segment Adjusted EBITDAR from Operations	$16,548	$41,278	$(10,564)	$47,262

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations above to income from operations:

	Year Ended December 31,
	2019	2018	2017	2016
	(In thousands)
Segment Adjusted EBITDAR from Operations(a)	$62,107	$57,466	$52,594	$47,262
Less: Depreciation and amortization	3,810	2,964	2,544	2,855
Rent—cost of services	34,975	31,199	31,304	28,953
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(b)	483	129	478	157
Share-based compensation expense(c)	3,382	2,382	2,298	2,341
Acquisition related costs(d)	665	—	—	—
Spin-Off related transaction costs(e)	13,219	756	—	—
Transition services costs(f)	532	—	—	—
Operating results of closed operations(g)	—	—	728	—
Add: Net income attributable to noncontrolling interest	629	595	160	26
Income from Operations	$5,670	$20,631	$15,402	$12,982
(a) Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding the interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs, (4) transaction costs, (5) redundant and nonrecurring costs associated with the transition services agreement, (6) operating results of closed operations, and (7) net income attributable to noncontrolling interest. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company’s Chief Operating Decision Maker (“CODM”) uses Segment Adjusted EBITDAR from Operations as the primary measure of profit and loss for the Company's reportable segments and to compare the performance of its operations with those of its competitors. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(b) Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(c) Share-based compensation expense incurred which is included in cost of services and general and administrative expense.
(d) Acquisition related costs that are not capitalizable.
(e) Costs incurred related to the Spin-Off are included in general and administrative expense.
(f) The portion of the costs incurred under the Transition Services Agreement (as defined in Note 3, Related Party Transactions and Net Parent Investment) identified as redundant or nonrecurring that are included in general and administrative expense. Total fees under incurred under the Transition Services agreement were $2,982 for the year ended December 31, 2019.
(g) Operating losses related to the closure of certain, home health, and hospice agencies that were closed in 2017.

Performance and Valuation Measures:

	Year Ended December 31,
	2019	2018	2017	2016
	(In thousands)
Consolidated and Combined Non-GAAP Financial Measures:
Performance Metrics
Consolidated and Combined EBITDA	$8,851	$23,000	$17,786	$15,811
Consolidated and Combined Adjusted EBITDA	$27,157	$26,297	$21,480	$18,345
Valuation Metric
Consolidated and Combined Adjusted EBITDAR	$62,107

	Year Ended December 31,
	2019	2018	2017	2016
	(In thousands)
Segment Non-GAAP Measures:(a)
Segment Adjusted EBITDA from Operations
Home health and hospice services	$30,415	$24,176	$19,220	$15,020
Senior living services	$15,333	$18,312	$14,903	$13,889
(a) General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss.

The tables below reconcile Consolidated and Combined Net Income to Consolidated and Combined EBITDA, and Consolidated and Combined Adjusted EBITDAR for the periods presented:

	Year Ended December 31,
	2019	2018	2017	2016
	(In thousands)
Consolidated and Combined Net income	$3,175	$16,279	$10,027	$7,917
Less: Net income attributable to noncontrolling interest	629	595	160	26
Add: Provision for income taxes (benefit)	2,085	4,352	5,375	5,065
Net interest expense	410	—	—	—
Depreciation and amortization	3,810	2,964	2,544	2,855
Consolidated and Combined EBITDA	8,851	23,000	17,786	15,811
Adjustments to Consolidated and Combined EBITDA
Add: Costs at start-up operations(a)	483	129	478	157
Share-based compensation expense(b)	3,382	2,382	2,298	2,341
Acquisition related costs(c)	665	—	—	—
Spin-Off related transaction costs(d)	13,219	756	—	—
Transition services costs(e)	532	—	—	—
Results related to closed operations(f)	—	—	728	—
Rent related to items (a) and (f) above	25	30	190	36
Consolidated and Combined Adjusted EBITDA	27,157	26,297	21,480	18,345
Rent—cost of services	34,975	31,199	31,304	28,953
Rent related to items (a) and (f) above	(25)	(30)	(190)	(36)
Adjusted rent—cost of services	34,950	31,169	31,114	28,917
Consolidated and Combined Adjusted EBITDAR	$62,107
(a) Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b) Share-based compensation expense incurred, which is included in cost of services and general and administrative expense.
(c) Acquisition related costs that are not capitalizable.
(d) Costs incurred related to the Spin-Off are included in general and administrative expense.
(e) A portion of the costs incurred under the Transition Services Agreement (as defined in Note 3, Related Party Transactions and Net Parent Investment) identified as redundant or nonrecurring that are included in general and administrative expense. Total fees under incurred under the Transition Services agreement were $2,982 for the year ended December 31, 2019.
(f) Operating losses related to the closure of certain, home health, and hospice agencies that were closed in 2017.

The table below reconciles Segment Adjusted EBITDAR from Operations to Segment Adjusted EBITDA from Operations for the periods presented:

	Year Ended December 31,
	Home Health and Hospice				Senior Living
	2019	2018	2017	2016	2019	2018	2017	2016
	(In thousands)
Segment Adjusted EBITDAR from Operations	$33,354	$26,427	$21,007	$16,548	$47,344	$47,230	$44,230	$41,278
Less: Rent—cost of services	2,964	2,281	1,977	1,564	32,011	28,918	29,327	27,389
Rent related to start-up operations	(25)	(30)	(190)	(36)	—	—	—	—
Segment Adjusted EBITDA from Operations	$30,415	$24,176	$19,220	$15,020	$15,333	$18,312	$14,903	$13,889

The following discussion includes references to certain performance and valuation measures, which are non-GAAP financial measures, including Consolidated and Combined EBITDA, Consolidated and Combined Adjusted EBITDA, Segment Adjusted EBITDA from Operations, and Consolidated and Combined Adjusted EBITDAR (collectively, “Non-GAAP Financial Measures”). Non-GAAP Financial Measures are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. Non-GAAP Financial Measures reflect an additional way of viewing aspects of our operations and company that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, we believe can provide can provide a more comprehensive understanding of factors and trends affecting our business.

We believe these Non-GAAP Financial Measures are useful to investors and other external users of our financial statements regarding our results of operations because:

•they are widely used by investors and analysts in our industry as a supplemental measure to evaluate the overall performance of companies in our industry without regard to items such as interest expense, rent expense and depreciation and amortization, which can vary substantially from company to company depending on the book value of assets, the method by which assets were acquired, and differences in capital structures;
•they help investors evaluate and compare the results of our operations from period to period by removing the impact of our asset base and capital structure from our operating results; and
•Consolidated and Combined Adjusted EBITDAR is used by investors and analysts in our industry to value the companies in our industry without regard to capital structures.

We use Non-GAAP Financial Measures:

•as measurements of our operating performance to assist us in comparing our operating performance on a consistent basis from period to period;
•to allocate resources to enhance the financial performance of our business;
•to assess the value of a potential acquisition;
•to assess the value of a transformed operation’s performance;
•to evaluate the effectiveness of our operational strategies; and
•to compare our operating performance to that of our competitors.

We typically use Non-GAAP Financial Measures to compare the operating performance of each operation from period to period. We find that Non-GAAP Financial Measures are useful for this purpose because they do not include such costs as interest expense, income taxes, depreciation and amortization expense, which may vary from period-to-period depending upon various factors, including the method used to finance operations, the date of acquisition of a community or business, and the tax law of the state in which a business unit operates.

We also establish compensation programs and bonuses for our leaders that are partially based upon the achievement of Consolidated and Combined Adjusted EBITDAR targets.

Non-GAAP Financial Measures have no standardized meaning defined by GAAP. Therefore, our Non-GAAP Financial Measures have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for analysis of our results as reported in accordance with GAAP. Some of these limitations are:

•they do not reflect our current or future cash requirements for capital expenditures or contractual commitments;
•they do not reflect changes in, or cash requirements for, our working capital needs;
•they do not reflect the net interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•in the case of Consolidated and Combined Adjusted EBITDAR, it does not reflect rent expenses, which are normal and recurring operating expenses that are necessary to operate our leased operations;
•they do not reflect any income tax payments we may be required to make;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and do not reflect any cash requirements for such replacements; and
•other companies in our industry may calculate the same Non-GAAP Financial Measures differently than we do, which may limit their usefulness as comparative measures.

We compensate for these limitations by using Non-GAAP Financial Measures only to supplement net income on a basis prepared in accordance with GAAP in order to provide a more complete understanding of the factors and trends affecting our business.

We strongly encourage investors to review our Consolidated and Combined Financial Statements, included in this report in their entirety and to not rely on any single financial measure. Because these Non-GAAP Financial Measures are not standardized, it may not be possible to compare these financial measures with other companies’ Non-GAAP financial measures having the same or similar names. These Non-GAAP Financial Measures should not be considered a substitute for, nor superior to, financial results and measures determined or calculated in accordance with GAAP. We strongly urge you to review the reconciliation of income from operations to the Non-GAAP Financial Measures in the table presented above, along with our Financial Statements and related notes included elsewhere in this report.

We believe the following Non-GAAP Financial Measures are useful to investors as key operating performance measures and valuation measures:

Performance Measures:

Consolidated and Combined EBITDA

We believe Consolidated and Combined EBITDA is useful to investors in evaluating our operating performance because it helps investors evaluate and compare the results of our operations from period to period by removing the impact of our asset base (depreciation and amortization expense) from our operating results.

We calculate Consolidated and Combined EBITDA as net income, adjusted for net income attributable to noncontrolling interest prior to the Spin-Off, before (a) interest expense (b) provision for income taxes and (c) depreciation and amortization.

Consolidated and Combined Adjusted EBITDA

We adjust Consolidated and Combined EBITDA when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. We believe that the presentation of Consolidated and Combined Adjusted EBITDA, when considered with Consolidated and Combined EBITDA and GAAP net income is beneficial to an investor’s complete understanding of our operating performance.

We calculate Consolidated and Combined Adjusted EBITDA by adjusting Consolidated and Combined EBITDA to exclude the effects of non-core business items, which for the reported periods includes, to the extent applicable:

•costs at start-up operations;
•share-based compensation expense;

•acquisition related costs;
•Spin-Off related transaction costs;
•redundant or nonrecurring costs incurred as part of the Transition Services Agreement (as defined in Note 3, Related Party Transactions and Net Parent Investment); and
•operating losses related to the closure of certain home health, and hospice agencies that were closed in 2017.

Segment Adjusted EBITDA from Operations

We calculate Segment Adjusted EBITDA from Operations by adjusting Segment Adjusted EBITDAR from Operations to include rent-cost of services. We believe that the inclusion of rent-cost of services provides useful supplemental information to investors regarding our ongoing operating performance for each segment.

Valuation Measure:

Consolidated and Combined Adjusted EBITDAR

We use Consolidated and Combined Adjusted EBITDAR as one measure in determining the value of prospective acquisitions. It is also a measure commonly used by us, research analysts and investors to compare the enterprise value of different companies in the healthcare industry, without regard to differences in capital structures. Additionally, we believe the use of Consolidated and Combined Adjusted EBITDAR allows us, research analysts and investors to compare operational results of companies with operating and finance leases. A significant portion of finance lease expenditures are recorded in interest, whereas operating lease expenditures are recorded in rent expense.

This measure is not displayed as a performance measure as it excludes rent expense, which is a normal and recurring operating expense and, as such, does not reflect our cash requirements for leasing commitments. Our presentation of Consolidated and Combined Adjusted EBITDAR should not be construed as a financial performance measure.

The adjustments made and previously described in the computation of Consolidated and Combined Adjusted EBITDA are also made when computing Consolidated and Combined Adjusted EBITDAR. We calculate Consolidated and Combined Adjusted EBITDAR by excluding rent-cost of services and rent related to start up operations from Consolidated and Combined Adjusted EBITDA.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated and combined financial statements and accompanying notes, which appear elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report. See Item 1A., Risk Factors and Cautionary Note Regarding Forward-Looking Statements.

Overview

We are a leading provider of high-quality healthcare services to patients of all ages, including the growing senior population, in the United States. We strive to be the provider of choice in the communities we serve through our innovative operating model. We operate in multiple lines of businesses including home health, hospice and senior living services across Arizona, California, Colorado, Idaho, Iowa, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. As of December 31, 2019, our home health and hospice business provided home health, hospice and home care services from 63 agencies operating across 13 states, and our senior living business operated 52 senior living communities throughout six states.

The following table summarizes our affiliated home health and hospice agencies and senior living communities as of:

	December 31,
	2011	2012	2013	2014	2015	2016	2017	2018	2019
Home health and hospice agencies	7	10	16	25	32	39	46	54	63
Senior living communities	8	10	12	15	36	36	43	50	52
Senior living units	887	1,034	1,256	1,587	3,184	3,184	3,434	3,820	3,963
Total number of home health, hospice, and senior living operations	15	20	28	40	68	75	89	104	115

The Spin-Off Transactions

On October 1, 2019, Ensign completed the Spin-Off, which was effected through a tax free distribution to Ensign’s stockholders of substantially all of the outstanding shares of Pennant common stock. Each Ensign stockholder received a distribution of one share of Pennant common stock for every two shares of Ensign's common stock, plus cash in lieu of fractional shares. As a result of the Spin-Off on October 1, 2019, Pennant began trading as an independent publicly traded company on the NASDAQ under the symbol “PNTG.”

We expect to benefit from a continuing relationship with Ensign, which continues to be a holding company comprised of various healthcare service providers across the post-acute care continuum.
In connection with the Spin-Off, we entered a transition services agreement with Ensign (the “Transition Services Agreement”) with a two-year term, subject to extension upon the mutual agreement of the parties. Pursuant to the Transition Services Agreement, Ensign and Pennant agree to provide certain transition services to each other, including finance, information technology, human resources, employee benefits and other services to ensure an orderly transition following the distribution.

Effective October 1, 2019, we amended our master lease agreements with Ensign and certain other landlords. These amendments modify the rental payments, the initial lease term or both. In accordance with Topic 842, the amended lease agreements are considered modified and subjected to lease modification guidance. The right-of-use asset and lease liabilities related to these agreements were remeasured based on the change in the lease conditions such as rent payment and lease terms. The incremental borrowing rate was also be adjusted to mirror the revised lease terms which become effective at the date of the modification, which is the date of the Spin-Off. The Ensign Leases and new third-party master lease agreements have initial terms ranging between 14 and 16 years, with extension options and annual rent escalators based on changes in the consumer price index.

See “Certain Relationships and Related Party Transactions—Agreements with Ensign Related to the Spin-Off,” contained within the Information Statement as well as the Form 8-K filed with the SEC on October 3, 2019 for further discussion of the agreements entered into in connection with the Spin-Off.

On October 1, 2019, Pennant entered into a credit agreement (the “Credit Agreement”), which provides for a revolving credit facility with a borrowing capacity of $75.0 million (the “Revolving Credit Facility”). The interest rates applicable to loans under the Revolving Credit Facility are, at the Company’s election, either Adjusted LIBOR (as defined in the Credit Agreement) plus a margin ranging from 2.5% to 3.5% per annum or Base Rate (as defined in the Credit Agreement) plus a margin ranging from 1.5% to 2.5% per annum, in each case based on the ratio of Consolidated Total Net Debt to Consolidated EBITDA (each, as defined in the Credit Agreement). In addition, Pennant pays a commitment fee of 0.6% per annum on the undrawn portion of the commitments under the Revolving Credit Facility. The balance of our Revolving Credit Facility was $20.0 million, as of December 31, 2019. For further discussion including the classification of debt issuance costs of $1.5 million, see Note 11, Debt.

Recent Activities

Acquisitions. During 2019, we expanded our operations through the acquisition of two senior living operations, two home health agencies, five hospice agencies, and two home care agencies. We did not assume any liabilities in connection with these acquisitions. The addition of these operations added a total of 143 senior living units to be operated by our independent operating subsidiaries. We entered into a separate operations transfer agreement with the prior operator as part of each transaction. The aggregate purchase price for these acquisitions was $18.8 million. For further discussion of our acquisitions, see Note 7, Acquisitions, in the Notes to the consolidated and combined financial statements.

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

Regulation

On October 31, 2019, CMS issued the final rule updating the Medicare HH PPS rates and wage index for calendar year 2020 and implementing PDGM. The final rule established a 1.5% increase in the home health base payment. PDGM introduces case mix calculation methodology refinements, changes to LUPA thresholds, the elimination of therapy thresholds, a change to the unit of payment from a 60-day episode to a 30-day payment period, and a reduction in fiscal year 2020 and full elimination in fiscal year 2021 of RAPs. Under PDGM, effective January 1, 2020, the initial certification of patient eligibility, plan of care, and comprehensive assessment will remain valid for 60-day episodes of care, but payments for home health services will be made based upon 30-day payment periods. CMS implemented PDGM in a budget neutral manner, and that neutrality assumed that providers will make certain coding and behavioral changes. Therefore, the rule’s ultimate impact will vary by provider based on factors including patient mix, admission source, and providers’ ability to adapt to the new reimbursement model.

With the support of our professional resource team, our local clinical and operational leaders have been preparing for this reimbursement change. While we could experience revenue headwinds related to the included behavioral assumptions and payment disruptions, we anticipate that we will offset any negative impact from PDGM through a mix of behavioral changes and a continued focus on cost control while producing optimal clinical outcomes. In addition, we anticipate that reimbursement changes resulting from the implementation of PDGM could result in increased home health acquisition and consolidation opportunities for us.

Segments

We have two reportable segments: (1) home health and hospice services, which includes our home health, home care and hospice businesses; and (2) senior living services, which includes the operation of assisted living, independent living and memory care communities. Our Chief Executive Officer and President, who is our CODM, reviews financial information at the operating segment level. We also report an “all other” category that includes general and administrative expense from our Service Center.

Key Performance Indicators

We manage the fiscal aspects of our business by monitoring key performance indicators that affect our financial performance. These indicators and their definitions include the following:

Home Health and Hospice Services

•Total home health admissions. The total admissions of home health patients, including new acquisitions, new admissions and readmissions.
•Total Medicare home health admissions. Total admissions of home health patients, who are receiving care under Medicare reimbursement programs, including new acquisitions, new admissions and readmissions.
•Average Medicare revenue per completed 60-day home health episode. The average amount of revenue for each completed 60-day home health episode generated from patients who are receiving care under Medicare reimbursement programs.
•Average hospice daily census. The average number of patients who are receiving hospice care during any measurement period divided by the number of days during such measurement period.
•Total hospice admissions. Total admissions of hospice patients, including new acquisitions, new admissions and recertifications.

•Hospice Medicare revenue per day. The average daily Medicare revenue recorded during any measurement period for services provided to hospice patients.
The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Year Ended December 31,
	2019	2018
Home health services:
Total home health admissions	22,637	18,220
Total Medicare home health admissions	10,656	8,711
Average Medicare revenue per 60-day completed episode	$3,018	$2,982
Hospice services:
Average hospice daily census	1,680	1,329
Total hospice admissions	6,196	4,764
Hospice Medicare revenue per day	$164	$160

Senior Living Services

•Occupancy. The ratio of actual number of days our units are occupied during any measurement period to the number of units available for occupancy during such measurement period.
•Average monthly revenue per occupied unit. The revenue for senior living services during any measurement period divided by actual occupied senior living units for such measurement period divided by the number of months for such measurement period.
The following table summarizes our senior living statistics for the periods indicated:

	Year Ended December 31,
	2019	2018
Occupancy	80.2%	79.5%
Average monthly revenue per occupied unit	$3,120	$3,044

Revenue Sources

Home Health and Hospice Services

Home Health. We derive the majority of our home health business revenue from Medicare and managed care. The Medicare payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. The Medicare HH PPS provides home health agencies with payments for each 60-day episode of care for each beneficiary. If a beneficiary is still eligible for care after the end of the first episode, a second episode can begin. There are no limits to the number of episodes a beneficiary who remains eligible for the home health benefit can receive. While payment for each episode is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits was fewer than five; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the episode; (c) a payment adjustment based upon the level of therapy services required; (d) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes in the base episode payments established by the Medicare program; (f) adjustments to the base episode payments for case mix and geographic wages; and (g) recoveries of overpayments. On October 31, 2019, CMS issued the final rule updating the Medicare HH PPS rates and wage index for calendar year 2020 and implementing PDGM. The final rule established a 1.5% increase in the home health base payment. PDGM introduces case-mix calculation methodology refinements, changes to LUPA thresholds, the elimination of therapy thresholds, a change to the unit of payment from a 60-day episode to a 30-day episode, and a reduction in fiscal year 2020 and full elimination in fiscal year 2021 of RAPs

Hospice. We derive the majority of our hospice business revenue from our hospice business from Medicare reimbursement. The estimated payment rates are calculated as daily rates for each of the levels of care we deliver. Rates are set based on specific levels of care, are adjusted by a wage index to reflect healthcare labor costs across the country and are established annually through federal legislation. The following are the four levels of care provided under the hospice benefit:

•Routine Home Care. Care that is not classified under any of the other levels of care, such as the work of nurses, social workers or home health aides.
•General Inpatient Care. Pain control or acute or chronic symptom management that cannot be managed in a setting other than an inpatient Medicare-certified facility, such as a hospital, skilled nursing facility or hospice inpatient facility.
•Continuous Home Care. Care for patients experiencing a medical crisis that requires nursing services to achieve palliation and symptom control, if the agency provides a minimum of eight hours of care within a 24-hour period.
•Inpatient Respite Care. Short-term, inpatient care to give temporary relief to the caregiver who regularly provides care to the patient.

CMS has established a two-tiered payment system for RHC. Hospices are reimbursed at a higher rate for RHC services provided from days of service 1 through 60 and a lower rate for all subsequent days of service. CMS also provided for a Service Intensity Add-On, which increases payments for certain RHC services provided by registered nurses and social workers to hospice patients during the final seven days of life.

Medicare reimbursement is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare to the extent that the cap has been exceeded.

Senior Living Services . As of December 31, 2019, we provided assisted living, independent living and memory care services at 52 communities. Within our senior living operations, we generate revenue primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs.

Primary Components of Expense

Cost of Services (excluding rent, general and administrative expense and depreciation and amortization). Our cost of services represents the costs of operating our independent operating subsidiaries, which primarily consists of payroll and related benefits, supplies, purchased services, and ancillary expenses such as the cost of pharmacy and therapy services provided to patients. Cost of services also includes the cost of general and professional liability insurance and other general cost of services specifically attributable to our operations.

Rent—Cost of Services. Rent—cost of services consists solely of base minimum rent amounts payable under lease agreements to our landlords. Our subsidiaries lease and operate but do not own the underlying real estate at our operations, and these amounts do not include taxes, insurance, impounds, capital reserves or other charges payable under the applicable lease agreements.

General and Administrative Expense. General and administrative expense consists primarily of payroll and related benefits and travel expenses for our Service Center personnel, including training and other operational support. General and administrative expense also includes professional fees (including accounting and legal fees), costs relating to our information systems, stock-based compensation and rent for our Service Center offices.

Depreciation and Amortization. Property and equipment are recorded at their original historical cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets (ranging from three to 15 years). Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated and combined financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles

(“GAAP”). The preparation of these financial statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis we review our judgments and estimates, including but not limited to those related to revenue, cost allocations, leases, intangible assets, goodwill, and income taxes. We base our estimates and judgments upon our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty, and actual results could differ materially from the amounts reported. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, within the Consolidated and Combined Financial Statements for further information on our critical accounting estimates and policies, which are as follows:

•Revenue recognition - The estimate of variable considerations to arrive at the transaction price, including methods and assumptions used to determine settlements with Medicare and Medicaid payors or retroactive adjustments due to audits and reviews;
•Cost allocation - The Consolidated and Combined Financial Statements include allocations of costs for certain shared services provided to the Company by Ensign subsidiaries prior to the spin-off on October 1, 2019. These costs were allocated to the Company on a basis of revenue, location, employee count, or other measures;
•Leases - We use our estimated incremental borrowing rate based on the information available at lease commencement date in determining the present value of future lease payments;
•Acquisition accounting - The assumptions used to allocate the purchase price paid for assets acquired and liabilities assumed in connection with our acquisitions; and
•Income taxes - The estimation of valuation allowance or the need for and magnitude of liabilities for uncertain tax position.

Recent Accounting Pronouncements

        Information concerning recently issued accounting pronouncements which are not yet effective is included in Note 2, Basis of Presentation and Summary of Significant Accounting Policies in the Audited Financial Statements. As indicated in Note 2, we are still evaluating the impact of the recently issued accounting pronouncements on our financial statements.

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Total revenue	100.0%	100.0%	100.0%
Expense:
Cost of services	76.5	74.3	74.6
Rent—cost of services	10.3	10.9	12.5
General and administrative expense	10.4	6.6	5.8
Depreciation and amortization	1.1	1.0	1.0
Total expenses	98.3	92.8	93.9
Income from operations	1.7	7.2	6.1
Other income (expense):
Interest expense, net	(0.1)	—	—
Income before provision for income taxes	1.6	7.2	6.1
Provision for income taxes	0.6	1.5	2.1
Net income	1.0	5.7	4.0
Less: net income attributable to noncontrolling interest	0.2	0.2	0.1
Net income attributable to Pennant	0.8%	5.5%	3.9%

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Revenue

	Year Ended December 31,
	2019		2018
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$83,330	24.6%	$71,669	25.1%
Hospice	105,682	31.2	82,658	28.9
Home care and other(a)	17,612	5.2	14,710	5.1
Total home health and hospice services	206,624	61.0	169,037	59.1
Senior living services	131,907	39.0	117,021	40.9
Total revenue	$338,531	100.0%	$286,058	100.0%
(a) Home care and other revenue is included with home health revenue in other disclosures in this report.

Our consolidated and combined revenue increased $52.5 million, or 18.3%. Revenue from acquired operations increased our consolidated and combined revenue by $18.6 million or 6.5% during the year ended December 31, 2019.

Home Health and Hospice Services

	Year Ended December 31,
	2019	2018	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$83,330	$71,669	$11,661	16.3%
Hospice services	105,682	82,658	23,024	27.9
Home care and other	17,612	14,710	2,902	19.7
Total home health and hospice revenue	$206,624	$169,037	$37,587	22.2%

	Year Ended December 31,
	2019	2018	Change	% Change
Home health services:
Total home health admissions	22,637	18,220	4,417	24.2%
Total Medicare home health admissions	10,656	8,711	1,945	22.3
Average Medicare revenue per 60-day completed episode	$3,018	$2,982	$36	1.2
Hospice services:
Total hospice admissions	6,196	4,764	1,432	30.1
Average daily census	1,680	1,329	351	26.4
Hospice Medicare revenue per day	$164	$160	$4	2.5
Number of home health and hospice agencies at period end	63	54	9	16.7%

Home health and hospice revenue increased $37.6 million, or 22.2%. Medicare and managed care revenue increased $30.5 million, or 21.7%. Revenue growth was due to movement on numerous levels including all key metrics listed above, and primarily driven by increases in total home health admissions of 24.2% and average daily census of 26.4%, which growth was partially driven by an increase of $17.0 million or 10.1% from the addition of nine home health, hospice and home care operations between December 31, 2018 and December 31, 2019.

Senior Living Services

	Year Ended December 31,
	2019	2018	Change	% Change

Revenue (in thousands)	$131,907	$117,021	$14,886	12.7%
Number of communities at period end	52	50	2	4.0%
Occupancy	80.2%	79.5%	0.7%
Average monthly revenue per occupied unit	$3,120	$3,044	$76	2.5%

Senior living revenue increased $14.9 million, or 12.7%, for the year ended December 31, 2019 when compared to the same period in the prior year. An increase of $1.6 million or 1.4% in revenue from the addition of two senior living communities occurred during the year ended December 31, 2019. We also experienced an increase in occupancy of 0.7%.

Cost of Services

The following table sets forth total cost of services by each of our reportable segments for the periods indicated:

	Year Ended December 31,
	2019	2018	Change	% Change
	(In thousands)
Home Health and Hospice	$174,037	$142,336	$31,701	22.3%
Senior Living	84,904	70,085	14,819	21.1%
Total cost of services	$258,941	$212,421	$46,520	21.9%

Consolidated and Combined cost of services increased $46.5 million or 21.9%. Cost of services as a percentage of revenue increased by 2.2% to 76.5% compared to 74.3% for the year ended December 31, 2018.

Home Health and Hospice Services

	Year Ended December 31,
	2019	2018	Change	% Change
	(In thousands)
Cost of service	$174,037	$142,336	$31,701	22.3%
Cost of services as a percentage of revenue	84.2%	84.2%	—%

Cost of services related to our home health and hospice services segment increased $31.7 million, or 22.3%, primarily due to increased volume of services. Cost of services as a percentage of revenue for the year ended December 31, 2019 remained flat when compared to the year ended December 31, 2018.

Senior Living Services

	Year Ended December 31,
	2019	2018	Change	% Change
	(In thousands)
Cost of service	$84,904	$70,085	$14,819	21.1%
Cost of services as a percentage of revenue	64.4%	59.9%	4.5%

Cost of services related to our senior living services segment increased $14.8 million, or 21.1%, and by 4.5% as a percent of revenue as a result of the increase in costs associated with newly acquired communities and additional field-based resources to support our growing infrastructure. Our acquisition focus is to opportunistically acquire underperforming operations. Historically, we generally experience higher cost of services at newly acquired operations; therefore, we anticipate fluctuation in cost of services as a percentage of revenue during years of acquisition growth.

Rent—Cost of Services. While actual rent increased from $31.2 million in the year ended December 31, 2018 to $35.0 million in the year ended December 31, 2019, primarily as a result of acquisitions and through certain lease modifications which occurred in connection with the Spin-Off. Rent as a percentage of total revenue decreased by 0.6% from 10.9% to 10.3% in the year ended December 31, 2019, as the growth in revenue outpaced the increase in rent expense.

General and Administrative Expense. Our general and administrative expense increased from 6.6% to 10.4% as a percentage of revenue, or from $18.8 million to $35.1 million, primarily due to transaction related costs of $13.2 million or 3.9% of revenue. After the Spin-Off additional general and administrative costs of $3.0 million were incurred as part of the Transition Services Agreement of which $0.5 million is for costs associated with running concurrent systems and process which may occur throughout the term of the agreement.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat as a percentage of total revenue.

Provision for Income Taxes. As of the completion of the Spin-Off, approximately $10.3 million of transaction costs became nondeductible, having a one-time impact of increasing our effective tax rate significantly. Income tax expense recorded for the year ended December 31, 2019 reflects tax benefits of approximately $1.9 million from share-based payment awards that were partially offset by non-deductible items. See Note 14, Income Taxes, to the Consolidated and Combined Financial Statements included elsewhere in this report filed on Form 10-K for further discussion.

Comparison of Prior Year Information

For a comparison of our results of operations of the fiscal year ended December 31, 2018 as compared to the year ended December 31, 2017 refer to Item 2. Financial Information of our Form 10 filed with the SEC on September 3, 2019.

Liquidity and Capital Resources

Prior to the Spin-Off, we participated in a cash management arrangement with Ensign with the net activity of cash reflected in the Net Parent Investment. Following the Spin-Off, we no longer participate in this cash management arrangement with Ensign. Our principal sources of liquidity following the Spin-Off will be our cash on hand, our ability to generate cash through operations, and a newly established Credit Agreement described in further detail below.

Revolving Credit Facility

The Revolving Credit Facility is not subject to interim amortization and the Company will not be required to repay any loans under the Revolving Credit Facility prior to maturity in 2024. The Company is permitted to prepay all or any portion of the loans under the Revolving Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders.

In connection with the Spin-Off, we incurred indebtedness of $30.0 million, which we subsequently reduced to $20.0 million as of December 31, 2019. The $30.0 million reflects proceeds from issuance of indebtedness under the Revolving Credit Facility, including approximately $1.5 million in financing cost. The proceeds from the issuance of indebtedness were used to pay a distribution to Ensign of $11.6 million as well as Spin-Off related transaction costs and for general working capital purposes.

We believe that our existing cash, cash equivalents, cash generated through operations and our access to financing facilities, together with funding through third-party sources such as commercial banks, will be sufficient to fund our operating activities, anticipated capital expenditures and growth needs.

The following table presents selected data from our combined statement of cash flows for the periods presented:

	Year Ended December 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$9,554	$23,275
Net cash used in investing activities	(26,465)	(9,477)
Net cash provided by/(used in) financing activities	17,272	(13,793)
Net increase in cash	361	5
Cash at beginning of year	41	36
Cash at end of year	$402	$41

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Our net cash provided by operating activities for the year ended December 31, 2019 decreased by $13.7 million. The decrease was primarily due to a decrease in net income as a result of Spin-Off related transaction costs.

Our net cash used in investing activities for the year ended December 31, 2019 increased by $17.0 million. This use of cash is primarily attributable to our spending on business and asset acquisitions which increased by $13.5 million, and an increase in capital expenditure spending of $3.1 million in support of establishing post Spin-Off stand-alone systems.

        Our net cash provided by (used in) financing activities increase by approximately $31.1 million for the year ended December 31, 2019 when compared to December 31, 2018 due primarily to activity within or Credit Agreement and a cash distribution to Ensign in connection with the Spin-off.

Contractual Obligations, Commitments and Contingencies

	2020	2021	2022	2023	2024	Thereafter	Total
	(In thousands)
Operating lease obligation(a)	$37,087	$36,654	$36,131	$35,712	$35,359	$387,878	$568,821
Long-term debt(b)	—	—	—	—	20,000	—	—
Interest payments on long-term debt(c)	1,352	1,352	1,352	1,352	1,015	—	—
Total	$38,439	$38,006	$37,483	$37,064	$56,374	$387,878	$568,821

(a) Lease amounts include minimum rental payments under our non-cancelable operating leases. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases. In connection with the Spin-Off, we amended our master lease agreements with Ensign and certain other landlords.
(b) Assumes all long-term debt is outstanding until scheduled maturity.
(c) Interest payments on long-term debt are projected for future periods using the interest rates in effect as of December 31, 2019. Interest payments may differ in the future based on changes in market interest rates and borrowings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We are exposed to risks associated with market changes in interest rates. Our Revolving Credit Facility exposes us to variability in interest payments due to changes in LIBOR. A 1.0% interest rate change would cause interest expense to change by approximately $0.2 million annually. We manage our exposure to this market risk by monitoring available financing alternatives.

Item 8. Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

The following table presents our unaudited quarterly consolidated results of operations for each of the eight quarters in the two-year period ended December 31, 2019. The unaudited quarterly consolidated information has been disclosed or derived from our unaudited quarterly financial statements on Forms 10-Q and our Form 10, which were prepared on the same basis as our audited consolidated financial statements. You should read the following table presenting our quarterly consolidated and combined results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018
	(In thousands, except per share data)
Revenues	$89,492	$88,398	$82,734	$77,907	$75,337	$72,953	$69,789	$67,979
Cost of Services	68,888	68,286	63,038	58,729	56,313	54,167	51,860	50,081
Total Expenses	90,887	86,472	79,422	76,080	70,621	67,150	64,256	63,400
Net income (loss)	$(3,799)	$1,803	$3,687	$1,484	$3,952	$4,415	$4,442	$3,470
Income attributable to noncontrolling interests	$—	$279	$200	$150	$182	$43	$281	$89
Net income (loss) attributable to The Pennant Group, Inc.	$(3,799)	$1,524	$3,487	$1,334	$3,770	$4,372	$4,161	$3,381
Net income (loss) per share(a)
Basic	$(0.14)	$0.06	$0.13	$0.05	$0.14	$0.16	$0.16	$0.12
Dilutive	$(0.14)	$0.06	$0.13	$0.05	$0.14	$0.16	$0.16	$0.12

(a) Net income per share includes net income attributable to the noncontrolling interest in the numerator for the historical periods prior to the Spin-Off as the non-controlling subsidiary interest included in the consolidated and combined financial statements was converted into common shares of Pennant concurrent with the date of the Spin-Off.

The summation of quarterly per share information may not equal amounts for the full year as quarterly calculations are performed on a discrete basis. Additionally, securities may have had an anti-dilutive effect during individual quarters but not for the full year.

The consolidated and combined financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K are included elsewhere in this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2019, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, there were no material changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III.
Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference to our definitive proxy statement on Form 14A for the 2020 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is hereby incorporated by reference to our definitive proxy statement on Form 14A for the 2020 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

The information required by this Item is hereby incorporated by reference to our definitive proxy statement on Form 14A for the 2020 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is hereby incorporated by reference to our definitive proxy statement on Form 14A for the 2020 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is hereby incorporated by reference to our definitive proxy statement on Form 14A for the 2020 Annual Meeting of Stockholders.

Part IV.
Item 15. Exhibits, Financial Statements and Schedules

The following documents are filed as a part of this report:

(a)(1) Financial Statements:

The following Consolidated and Combined Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K.

•Report of the Registered Independent Auditor
•Consolidated and Combined Balance Sheets as of December 31, 2019 and 2018
•Consolidated and Combined Statements of Income for the Years Ended December 31, 2019, 2018 and 2017
•Consolidated and Combined Statements of Changes in Shareholders' Equity and Net Parent Investment for the Three Years Ended December 31, 2019, 2018 and 2017
•Consolidated and Combined Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017
•Notes to the Consolidated and Combined Financial Statements

(a)(2) Financial Statement Schedules:

The following Financial Statement Schedules are included in Part II, Item 8 of this Annual Report on Form 10-K immediately following the Financial Statements of the Company.

•Schedule II, Valuation and Qualifying Accounts

(a) (3) Exhibits:  The following exhibits are filed with this Report or incorporated by reference:

Exhibits

Exhibit No.	Exhibit Description
2.1#	Master Separation Agreement, dated as of October 1, 2019, by and between The Ensign Group, Inc. and The Pennant Group, Inc. (incorporated by reference to Exhibit 2.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on October 3, 2019).
3.1	Amended and Restated Certificate of Incorporation of The Pennant Group, Inc., effective as of September 27, 2019 (incorporated by reference to Exhibit 3.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on October 3, 2019).
3.2	Amended and Restated By-laws of The Pennant Group, Inc. (incorporated by reference to Exhibit 3.2 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on October 3, 2019).
4.1*	Description of Securities of The Pennant Group, Inc.
10.1	Transition Services Agreement, dated as of October 1, 2019, by and between The Ensign Group, Inc. and The Pennant Group, Inc. (incorporated by reference to Exhibit 10.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on October 3, 2019).
10.2	Tax Matters Agreement, dated as of October 1, 2019, by and between The Ensign Group, Inc. and The Pennant Group, Inc. (incorporated by reference to Exhibit 10.2 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on October 3, 2019).
10.3	Employee Matters Agreement, dated as of October 1, 2019, by and between The Ensign Group, Inc. and The Pennant Group, Inc. (incorporated by reference to Exhibit 10.3 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on October 3, 2019).
10.4	Form of Lease Agreement by and among subsidiaries of The Ensign Group, Inc. and subsidiaries of The Pennant Group, Inc. (incorporated by reference to Exhibit 10.4 to The Pennant Group, Inc.’s Amendment No. 2 to the Registration Statement on Form 10 (File No. 001-38900) filed with the SEC on August 19, 2019).

10.5+	The Pennant Group, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on October 3, 2019).
10.6+	Form of Options Granted Under The Pennant Group, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to The Pennant Group, Inc.’s Amendment No. 2 to the Registration Statement on Form 10 (File No. 001-38900) filed with the SEC on August 19, 2019).
10.7+	Form of RSUs Granted Under The Pennant Group, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to The Pennant Group, Inc.’s Amendment No. 2 to the Registration Statement on Form 10 (File No. 001-38900) filed with the SEC on August 19, 2019).
10.8+	Form of RS Granted Under The Pennant Group, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to The Pennant Group, Inc.’s Amendment No. 2 to the Registration Statement on Form 10 (File No. 001-38900) filed with the SEC on August 19, 2019).
10.9+	The Pennant Group, Inc. 2019 Long Term Incentive Plan (incorporated by reference to Exhibit 10.11 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on October 3, 2019).
10.10+	Form of LTIP RS Granted Under The Pennant Group, Inc. 2019 Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 to The Pennant Group, Inc.’s Amendment No. 2 to the Registration Statement on Form 10 (File No. 001-38900) filed with the SEC on August 19, 2019).
10.11	Form of Indemnification Agreement to be entered into between The Pennant Group, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.11 to The Pennant Group, Inc.’s Amendment No. 2 to the Registration Statement on Form 10 (File No. 001-38900) filed with the SEC on August 19, 2019).
10.12	Credit Agreement, dated as of October 1, 2019, by and among The Pennant Group, Inc., as borrower, SunTrust Bank, as administrative agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.5 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on October 3, 2019).
10.13+	Cornerstone Healthcare, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to The Pennant Group, Inc.’s Amendment No. 3 to the Registration Statement on Form 10 (File No. 001-38900) filed with the SEC on September 3, 2019).
10.14+	The Ensign Group, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to The Pennant Group, Inc.’s Amendment No. 3 to the Registration Statement on Form 10 (File No. 001-38900) filed with the SEC on September 3, 2019).
21.1*	Subsidiaries of The Pennant Group, Inc.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.

* Filed with this report.
** Furnished with this report.
+ Exhibit constitutes a management contract or compensatory plan or agreement.
# Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Pennant Group Inc. agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Pennant Group, Inc.

Dated: March 4, 2020	BY:	/s/ JENNIFER L. FREEMAN
Jennifer L. Freeman
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL H WALKER	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 4, 2020
Daniel H Walker

/s/ JENNIFER L. FREEMAN	Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)	March 4, 2020
Jennifer L. Freeman

/s/ CHRISTOPER R. CHRISTENSEN	Director	March 4, 2020
Christopher R. Christensen

/s/ JOHN G. NACKEL, Ph.D.	Director	March 4, 2020
John G. Nackel, Ph.D.

/s/ STEPHEN M. R. COVEY	Director	March 4, 2020
Stephen M. R. Covey

/s/ JOANNE STRINGFIELD	Director	March 4, 2020
JoAnne Stringfield

/s/ SCOTT E. LAMB	Director	March 4, 2020
Scott E. Lamb

/s/ RODERIC W. LEWIS	Director	March 4, 2020
Roderic W. Lewis

THE PENNANT GROUP, INC.
INDEX TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm	64
Consolidated and Combined Financial Statements:
Consolidated and Combined Balance Sheets as of December 31, 2019 and 2018	65
Consolidated and Combined Statements of Income for the Years Ended December 31, 2019, 2018 and 2017	66
Consolidated and Combined Statements of Stockholders' Equity and Net Parent Investment for the Years Ended December 31, 2019, 2018 and 2017	67
Consolidated and Combined Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017	68
Notes to the Consolidated and Combined Financial Statements	70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
The Pennant Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated and combined balance sheets of The Pennant Group, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated and combined statements of income, stockholders’ equity and net parent investment, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted FASB ASC Topic 842, Leases, using the modified retrospective transition method.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
March 4, 2020
We have served as the Company's auditor since 2019.

THE PENNANT GROUP, INC.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(In thousands)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash	$402	$41
Accounts receivable—less allowance for doubtful accounts of $677 and $616, respectively	32,183	24,469
Prepaid expenses and other current assets	6,098	4,613
Total current assets	38,683	29,123
Property and equipment, net	14,644	10,458
Right-of-use assets (Note 13)	316,328	—
Escrow deposits	1,400	—
Restricted and other assets	1,955	2,464
Intangible assets, net	45	78
Goodwill	41,233	30,892
Other indefinite-lived intangibles	33,462	25,136
Total assets	$447,750	$98,151
Liabilities and equity
Current liabilities:
Accounts payable	$8,653	$4,390
Accrued wages and related liabilities	16,343	12,786
Lease liabilities—current (Note 13)	12,285	—
Other accrued liabilities	13,911	12,371
Total current liabilities	51,192	29,547
Long-term lease liabilities—less current portion (Note 13)	304,044	—
Other long-term liabilities	2,877	3,316
Long-term debt, net	18,526	—
Total liabilities	376,639	32,863
Commitments and contingencies
Equity:
Common stock, $0.001 par value; 100,000 shares authorized; 28,435 and 27,853 shares issued and outstanding at December 31, 2019, respectively.	28	—
Additional paid-in capital	74,882	—
Accumulated deficit	(3,799)	—
Net parent investment	—	55,856
Noncontrolling interest	—	9,432
Total equity	71,111	65,288
Total liabilities and equity	$447,750	$98,151
See accompanying notes to consolidated and combined financial statements.

THE PENNANT GROUP, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(In thousands, except for per-share amounts)

	Year Ended December 31,
	2019	2018	2017

Revenue	$338,531	$286,058	$250,991

Expense
Cost of services	258,941	212,421	187,278
Rent—cost of services (Note 13)	34,975	31,199	31,304
General and administrative expense	35,135	18,843	14,463
Depreciation and amortization	3,810	2,964	2,544
Total expenses	332,861	265,427	235,589
Income from operations	5,670	20,631	15,402
Other income (expense):
Interest expense, net	(410)	—	—
Income before provision for income taxes	5,260	20,631	15,402
Provision for income taxes	2,085	4,352	5,375
Net income	3,175	16,279	10,027
Less: net income attributable to noncontrolling interest	629	595	160
Net income and other comprehensive income attributable to The Pennant Group, Inc.	$2,546	$15,684	$9,867
Earnings per share (Note 4):
Basic	$0.11	$0.58	$0.36
Diluted	$0.11	$0.58	$0.36
Weighted average common shares outstanding:
Basic	27,838	27,834	27,834
Diluted	29,586	27,834	27,834
See accompanying notes to consolidated and combined financial statements.

THE PENNANT GROUP, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NET PARENT INVESTMENT
(In thousands)

	Common Stock		Additional Paid-In Capital			Non-Controlling Interest
	Shares	Amount		Accumulated Deficit	Net Parent Investment		Total

Balance at December 31, 2016	—	$—	$—	$—	$46,902	$1,458	$48,360
Noncontrolling interest attributable to subsidiary equity plan	—	—	—	—	(1,938)	3,302	1,364
Net income attributable to noncontrolling interest	—	—	—	—	—	160	160
Net transfer from parent	—	—	—	—	165	—	165
Net income attributable to The Pennant Group, Inc.	—	—	—	—	9,867	—	9,867
Balance at December 31, 2017	—	$—	$—	$—	$54,996	$4,920	$59,916
Noncontrolling interest attributable to subsidiary equity plan	—	—	—	—	(2,539)	3,917	1,378
Net income attributable to noncontrolling interest	—	—	—	—	—	595	595
Net transfer from parent	—	—	—	—	(12,285)	—	(12,285)
Net income attributable to The Pennant Group, Inc.	—	—	—	—	15,684	—	15,684
Balance at December 31, 2018	—	$—	$—	$—	$55,856	$9,432	$65,288
Noncontrolling interest attributable to subsidiary equity plan	—	—	—	—	(2,991)	3,585	594
Stock repurchase related to subsidiary equity plan	—	—	—	—	—	(394)	(394)
Net income attributable to noncontrolling interest	—	—	—	—	—	629	629
Net transfer from parent	—	—	—	—	11,894	—	11,894
Net income/ (loss) attributable to The Pennant Group, Inc.	—	—	—	(3,799)	6,345	—	2,546
Cash distribution to Parent	—	—	—	—	(11,600)		(11,600)
Reclassification of invested equity	—	—	72,893	—	(59,504)	(13,252)	137
Issuance of common stock at Spin-Off	27,834	28	(28)	—	—	—	—
Stock-based compensation after Spin-Off	—	—	1,987	—	—	—	1,987
Exercise of stock options, issuance of other awards after the Spin-Off	601	—	30	—	—	—	30
Balance at December 31, 2019	28,435	$28	$74,882	$(3,799)	$—	$—	$71,111

See accompanying notes to consolidated and combined financial statements.

THE PENNANT GROUP, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$3,175	$16,279	$10,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,810	2,964	2,544
Amortization of deferred financing fees	78	—	—
Provision for doubtful accounts	858	346	3,374
Share-based compensation	3,382	2,382	2,298
Non-cash leasing arrangement (Note 13)	220	—	—
Deferred income taxes	79	—	—
Change in operating assets and liabilities:
Accounts receivable	(8,571)	(2,569)	(5,707)
Prepaid expenses and other assets	(2,746)	(210)	113
Operating lease obligations	(2,081)	—	—
Accounts payable	4,069	1,373	432
Accrued wages and related liabilities	3,376	1,583	2,708
Other accrued liabilities	1,720	398	199
Other long-term liabilities	2,185	729	1,262
Net cash provided by operating activities	9,554	23,275	17,250
Cash flows from investing activities:
Purchase of property and equipment	(6,714)	(3,603)	(3,133)
Cash payments for business acquisitions	(18,760)	(4,725)	(12,059)
Cash payments for asset acquisitions	(20)	(593)	—
Cash proceeds received on sale of intangibles	—	—	500
Cash proceeds from the sale of assets	—	—	121
Escrow deposits	(1,400)	—	—
Restricted and other assets	429	(556)	(1,512)
Net cash used in investing activities	(26,465)	(9,477)	(16,083)
Cash flows from financing activities:
Proceeds from sale of subsidiary shares	2,293	1,972	—
Repurchase of subsidiary shares	(2,687)	(1,972)	—
Net investment from/(to) parent	10,788	(13,793)	(1,161)
Cash distribution to parent in connection with Spin-Off	(11,600)	—	—
Proceeds from revolver agreement	42,500	—	—
Payments on revolver agreement	(22,500)	—	—
Payments for deferred financing costs	(1,552)	—	—
Issuance of common stock upon the exercise of options	30	—	—
Net cash provided by/(used in) financing activities	17,272	(13,793)	(1,161)
Net increase in cash	361	5	6
Cash beginning of period	41	36	30
Cash end of period	$402	$41	$36
See accompanying notes to consolidated and combined financial statements.

THE PENNANT GROUP, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - (Continued)
(In Thousands)

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$156	$—	$—
Income taxes	$120	$—	$—
Lease liabilities	$37,088	$—	$—
Non-cash financing and investing activity:
Capital expenditures	$946	$717	$309
Right-of-use assets obtained in exchange for new operating lease obligations	$9,059	$—	$—
Adjustment to right-of-use assets and lease liabilities from lease modifications	$77,462	$—	$—
See accompanying notes to consolidated and combined financial statements.

THE PENNANT GROUP INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1. DESCRIPTION OF BUSINESS

The Pennant Group, Inc. (herein referred to as “Pennant,” the “Company,” “it,” or “its”), is a holding company with no direct operating assets, employees or revenue. The Company, through its independent operating subsidiaries, provides healthcare services across the post-acute care continuum. As of December 31, 2019, the Company’s subsidiaries operated 63 home health, hospice and home care agencies and 52 senior living communities located in Arizona, California, Colorado, Idaho, Iowa, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming.

On October 1, 2019, The Ensign Group, Inc. (NASDAQ: ENSG) (“Ensign” or the “Parent”) completed the separation of Pennant (the “Spin-Off”). To accomplish the Spin-Off, Ensign contributed the Company’s assets and liabilities into Pennant and distributed to Ensign’s stockholders all of the outstanding shares of Pennant common stock. Each Ensign stockholder received a distribution of one share of Pennant common stock for every two shares of Ensign’s common stock, plus cash in lieu of fractional shares. Additionally, the noncontrolling interest was converted into shares of Pennant at the established conversion ratio. As a result of the Spin-Off on October 1, 2019, Pennant began trading as an independent company on the NASDAQ under the symbol “PNTG.”
Certain of the Company’s subsidiaries, collectively referred to as the Service Center, provide accounting, payroll, human resources, information technology, legal, risk management, and other services to the operations through contractual relationships.
Each of the Company’s affiliated operations are operated by separate, independent subsidiaries that have their own management, employees and assets. References herein to the consolidated “Company” and “its” assets and activities is not meant to imply, nor should it be construed as meaning, that Pennant has direct operating assets, employees or revenue, or that any of the subsidiaries, are operated by Pennant.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The accompanying consolidated and combined financial statements of the Company (the “Financial Statements”) reflect the Company’s financial position, results of operations and cash flows as the business was operated as part of Ensign prior to the Spin-Off, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the regulations of the Securities and Exchange Commission (“SEC”). Prior to the Spin-Off, the combined financial statements were prepared on a stand-alone basis and derived from the consolidated financial statements and accounting records of Ensign. Management believes that the Financial Statements reflect, in all material respects, all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations, and cash flows for the periods presented in conformity with GAAP applicable to the annual period.
All intercompany transactions and balances between the various legal entities comprising the Company have been eliminated in consolidation. The consolidated and combined statements of income reflect income that is attributable to the Company and the noncontrolling interest.

The Company consists of various limited liability companies and corporations established to operate home health, hospice, home care, and senior living operations. The Financial Statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest. Revenue was derived from transactional information specific to the Company’s services provided. The costs in the consolidated and combined statements of income reflect direct costs and allocated costs prior to the Spin-Off.

Estimates and Assumptions - The preparation of Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s Financial Statements relate to revenue, cost allocations, intangible assets and goodwill, right-of-use assets and lease liabilities for leases greater than 12 months, and income taxes. Actual results could differ from those estimates.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Revenue Recognition - On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”) applying the modified retrospective method. The adoption of Topic 606 did not have a material impact on the measurement nor on the recognition of revenue of contracts, for which all revenue had not been recognized, as of January 1, 2018, therefore no cumulative adjustment has been made to the opening balance of retained earnings at the beginning of 2018. See Note 5, Revenue and Accounts Receivable.

Cost Allocation - The Financial Statements include allocations of costs for certain shared services provided to the Company by Ensign subsidiaries prior to the Spin-Off on October 1, 2019. Such allocations include, but are not limited to, executive management, accounting, human resources, information technology, compliance, legal, payroll, insurance, tax, treasury, and other general and administrative items. These costs were allocated to the Company on a basis of revenue, location, employee count, or other measures. These cost allocations are reflected within general and administrative expense in the consolidated and combined statements of income, including for share-based compensation expenses disclosed in Note 12, Options and Awards. The amount of general and administrative costs allocated prior to October 1, 2019, inclusive of share-based compensation expense, was $23,710. The amount of general and administrative costs, inclusive of share-based compensation, allocated for the years ended December 31, 2018 and 2017 were $18,843 and $14,463, respectively. Management believes the basis on which the expenses were allocated to be a reasonable reflection of the services provided to the Company during the periods.

Ensign’s external debt and related interest expense were not allocated to the Company for any of the periods presented as no portion of the borrowings were assumed by the Company as part of the Spin-Off. All interest incurred by the Company was subsequent to the Spin-Off.

Prior to the Spin-Off, employees of the Company’s subsidiaries participated in Ensign’s equity-based incentive plans (the “Ensign Plans”) and the Cornerstone Subsidiary Equity plan (the “Subsidiary Equity Plan”). Share-based compensation includes the expense attributable to employees of the Company’s subsidiaries who participated in the Ensign Plans, as well as the allocated cost related to Ensign subsidiaries’ employees that participated in the Ensign Plans. Share-based compensation related to Ensign subsidiaries’ employees that participated in the Ensign Plans were allocated on the basis of revenue. All share-based compensation related to the Subsidiary Equity Plan was recognized in the Financial Statements and, therefore, no cost allocation was necessary.

Prior to the Spin-Off, share-based compensation costs associated with the Subsidiary Equity Plan awards was initially measured at fair value at the grant date and was expensed as non-cash compensation over the vesting term. Historically, these awards were granted once per year and the fair value has been determined by an independent valuation of the subsidiary shares. The valuation incorporated a discounted cash flow analysis combined with a market-based approach to determine the fair value of the subsidiary equity.

Cash and cash equivalents - Cash and cash equivalents consist of bank term deposits and therefore approximates fair value. The Company places its cash with high credit quality financial institutions. Prior to the Spin-off the Company participated in a cash management program with Ensign where net cash activity was included in the net parent investment.

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

Impairment of Long-Lived Assets - The Company reviews the carrying value of long-lived assets that are held and used in the independent operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiary to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and the Company did not identify any asset impairment during the years ended December 31, 2019, 2018 and 2017.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Intangible Assets and Goodwill - Definite-lived intangible assets consist primarily of patient base and customer relationships. Patient base is amortized over a period of four months to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition when acquired. Customer relationships are amortized between one to seven years depending on the significance of the relationships.

The Company’s indefinite-lived intangible assets consist of trade names and Medicare and Medicaid licenses. The Company tests indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. The Company did not identify any asset impairment during the years ended December 31, 2019, 2018 and 2017.

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Given the time it takes to obtain pertinent information, the initial fair value might not be finalized at the time of the reported period. Accordingly, it is not uncommon for the initial estimates to be subsequently revised. The Company recorded goodwill and other intangible assets at the operation level when acquired, and as such, these assets are identifiable specifically to the subsidiaries of Pennant. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not identify any impairment charge during the years ended December 31, 2019, 2018 and 2017. See further discussion at Note 9, Goodwill and Intangible Assets, Net.

Fair Value of Financial Instruments - The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities. The Company believes all of the financial instruments’ recorded values approximate fair values because of their nature or respective short durations. The Company determines fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Income Taxes - Prior to the date of the Spin-off, the Company’s operations have been included in Ensign’s U.S. federal and state income tax returns and all income taxes have been paid by subsidiaries of Ensign. Also prior to the date of the Spin-off, income tax expense and other income tax related information contained in these Financial Statements were presented using a separate tax return approach. Under this approach, the provision for income taxes represents income tax paid or payable for the current year plus the change in deferred taxes during the year calculated as if the Company was a stand-alone taxpayer filing hypothetical income tax returns. Management believes that the assumptions and estimates used to determine these tax amounts are reasonable. However, the Company’s Financial Statements may not necessarily reflect its income tax expense or tax payments in the future, or what tax amounts would have been if the Company had been a stand-alone company for the entire period presented.

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

Noncontrolling Interest - Prior to the Spin-Off, the Company presented the noncontrolling interest and the amount of consolidated net income attributable to the Company in its Financial Statements. The carrying amount of the noncontrolling interest was adjusted by an allocation of subsidiary earnings based on ownership interest prior to the Spin-Off. The noncontrolling subsidiary interest included in the Financial Statements was converted into common shares of Pennant concurrent with the distribution to Ensign stockholders at the date of the Spin-Off and thus, will no longer be allocated a portion of earnings.

Share-Based Compensation -The Company measures and recognizes compensation expense for all share-based payment awards, including employee stock options, made to employees and Pennant’s directors based on estimated fair values,

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

ratably over the requisite service period of the award. The Company accounts for forfeitures as they occur. Net income has been reduced as a result of the recognition of the fair value of all stock options and restricted stock awards issued, the amount of which is contingent upon the number of future grants and other variables. The total amount of share-based compensation was $3,382, $2,382, and $2,298 for the years ended December 31, 2019, 2018 and 2017, respectively, of which $2,769, $1,900 and $1,823, respectively, was recorded in general and administrative expense. For further discussion see Note 12, Options and Awards.

Invested Capital - The net parent investment on the consolidated and combined balance sheets represents Ensign’s historical investment in the Company, the net effect of transactions with, and allocations from, Ensign and the Company’s accumulated earnings. Invested capital was reclassified into additional paid-in-capital at the date of the Spin-Off.

Earnings Per Share - For all prior periods presented, the earnings per share included on the accompanying Consolidated and Combined Statements of Income was calculated based on the 27,834 shares of Pennant common stock distributed on October 1, 2019 in conjunction with the Spin-Off, including shares related to the conversion of the noncontrolling interest. Prior to October 1, 2019, Pennant did not have any issued and outstanding common stock. The same number of shares was used to calculate basic and diluted earnings per share since no Pennant employee equity awards were outstanding prior to the Spin-Off. In connection with the Spin-Off, shares of existing equity awards were replaced with shares under the new Pennant awards and are reflected in basic and diluted net income per share for the year ended December 31, 2019. For further discussion see Note 4, Computation of Net Income Per Common Share.

Recent Accounting Pronouncements - Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. For any new pronouncements, the Company considers whether the new pronouncements could alter previous generally accepted accounting principles and determines whether any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company’s financial management and certain standards are under consideration.

Recent Accounting Standards Adopted by the Company

Leases and Leasehold Improvements - The Company leases senior living communities and commercial office space. In February 2016, the FASB established Topic 842, which requires lessees to recognize leases with terms longer than 12 months on the balance sheet and disclose key information about leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The classification criteria for distinguishing between operating and finance (previously capital) leases are substantially similar to the previous lease guidance, but with no explicit bright lines.

On January 1, 2019, the Company adopted ASC Topic 842, Leases (“Topic 842”), using the modified retrospective transition method. Leases for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 840, Leases (“Topic 840” ). The Company has elected the package of practical expedients permitted under the transition guidance which allows us to not reassess (1) initial direct costs, (2) lease classification for existing or expired leases, and (3) lease definition for existing or expired contracts as of the effective date of January 1, 2019. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company has made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheets and recognize those lease payments in the condensed combined statements of income on a straight-line basis over the lease term. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company does not have material subleases.

At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating or finance lease. Operating leases are included in operating lease assets, current operating lease liabilities and noncurrent operating lease liabilities on the Company's consolidated and combined balance sheet. As the Company's leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at lease commencement date in determining the present value of future lease payments. The Company records rent expense for operating leases on a straight-line basis over the term of the lease. The lease term used for straight-line rent expense is calculated from the date the Company is given control of the leased premises through the end of the lease term. The lease term excludes lease renewals because the renewal rents are not at a bargain, there are no economic penalties for the Company not to renew the lease, and it is not reasonably assured that the Company will exercise the extension options. The lease term used for this evaluation also provides the basis for establishing depreciable lives for buildings subject to lease and leasehold improvements.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

The adoption of this standard resulted in recognition of right-of-use assets and lease liabilities of $240,090 and $241,453, respectively, on the Company’s combined balance sheet as of January 1, 2019. Neither net deferred tax assets nor equity were impacted as a result of the adoption of this standard. The standard did not materially affect its consolidated and combined net earnings or have a notable impact on liquidity. See further discussion at Note 13, Leases.

Prior to the adoption of Topic 842, the Company recognized revenue related to its senior living residency agreements in accordance with the provisions of Topic 840. Subsequent to the adoption of Topic 842, lessors are required to separately recognize and measure the lease component of a contract with a customer utilizing the provisions of Topic 842 and the non-lease components utilizing the provisions of Topic 606, Revenue from Contracts with Customers. To separately account for the components, the transaction price is allocated among the components based upon the estimated stand-alone selling prices of the components. Additionally, certain components of a contract which were previously included within the lease element recognized in accordance with Topic 842 prior to the adoption of Topic 842 (such as common area maintenance services, other basic services, and executory costs) are recognized as non-lease components subject to the provisions of Topic 606 subsequent to the adoption of Topic 842. Entities are required to recognize a cumulative effect adjustment to beginning retained earnings as of the initial application date of Topic 842 for changes to amounts recognized for these certain components for the transition from Topic 840 to Topic 606. However, entities are permitted to elect the practical expedient under ASU 2018-11, Leases (“ASU 2018-11”), allowing lessors to not separate non-lease components from the associated lease components when certain criteria are met. Entities that elect to utilize the lease/non-lease component combination practical expedient under ASU 2018-11 upon initial application of Topic 842 are required to apply the practical expedient to all new and existing transactions within a class of underlying assets that qualify for the expedient as of the initial application date with a cumulative effect adjustment to beginning retained earnings as of the initial application date for any changes recognized related to existing transactions.

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

Accounting Standards Recently Issued but Not Yet Adopted by the Company

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” or ASU 2018-13 - In August 2018, the FASB issued amended guidance to simplify fair value measurement disclosure requirements. The new provisions eliminate the requirements to disclose (1) transfers between Level 1 and Level 2 of the fair value hierarchy, (2) policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy, and (3) net asset value disclosure of estimates of timing of future liquidity events. The FASB also modified disclosure requirements of Level 3 fair value measurements. This guidance is effective for annual periods beginning after December 15, 2019, which will be the Company’s fiscal year 2020, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

FASB ASU, 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” or ASU 2017-04 - In January 2017, the FASB issued amended authoritative guidance to simplify and reduce the cost and complexity of the goodwill impairment test. The new guidance eliminates “Step 2” from the traditional two-step goodwill impairment test and redefines the concept of impairment from a measure of loss when comparing the implied fair value of goodwill to its carrying amount, to a measure comparing the fair value of a reporting unit with its carrying amount. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

assessment or “Step 2” of the goodwill impairment test. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This guidance is effective for annual periods beginning after December 15, 2019, which will be the Company’s fiscal year 2020, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

FASB ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” or ASU 2016-13 - In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”), which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. Topic 326 will be effective for fiscal years beginning after December 15, 2019, which will be the Company’s fiscal year 2020, and early adoption is permitted. The Company is performing its valuation and does not expect the standard to have a material impact on our consolidated financial statements.

3. RELATED PARTY TRANSACTIONS AND NET PARENT INVESTMENT
The Financial Statements include a combination of stand-alone and combined business functions between Ensign and the Company’s subsidiaries prior to the Spin-Off. The Company leases 29 of its senior living communities from subsidiaries of Ensign, each of the leases have a term of between 14 and 16 years from the lease commencement date. The total amount of rent expense included in Rent - cost of services paid to subsidiaries of Ensign was $11,292, $10,363 and $11,364 for the years ended December 31, 2019, 2018 and 2017, respectively. For further discussion on the modification of these leases subsequent the Spin-Off on October 1, 2019, see Note 13, Leases.

Certain related party activity occurred as the Company’s subsidiaries received services from Ensign’s subsidiaries. Services included in cost of services were $3,166, $2,996, and $3,023 for the years ended December 31, 2019, 2018 and 2017, respectively.

The consolidated and combined balance sheets of the Company include Ensign assets and liabilities that are specifically identifiable or otherwise attributable to the Company and were transferred to the Company in connection with the Spin-Off. Transactions that have occurred between subsidiaries of the Company and subsidiaries of Ensign are considered to be effectively settled at the time the transaction is recorded. The net effect of these transactions, including the cash management, is included in the consolidated and combined statements of cash flows as “Net investment from/(to) Parent”.

Other related party activity with Ensign
On October 1, 2019, in connection with the Spin-Off, Pennant entered into several agreements with Ensign that set forth the principal actions taken or to be taken in connection with the Spin-Off and govern the relationship of the parties following the Spin-Off, including the following:

•Master Separation Agreement: the Company entered into a Master Separation Agreement with Ensign prior to the distribution of shares of the Company’s common stock to Ensign stockholders. The Master Separation Agreement provides for the allocation of assets and liabilities between the Company and Ensign and establishes certain rights and obligations between the parties following the Distribution (the “Master Separation Agreement”);
•Transition Services Agreement: provides that for a limited time, Ensign is to provide the Company, and the Company is to provide Ensign, with certain services to ensure an orderly transition following the Spin-Off, including: human resources, accounting, legal and compliance, IT, office facilities, and other general support. Generally, the term for the provision of services under the agreement extends for no longer than two years after the Spin-Off, subject to certain rights of the parties to extend the term for an additional five months. To the extent transition services are utilized during the first two years after the Spin-Off, the charges paid by the recipient for the services are generally provided at their market value. Subject to certain conditions, the services may be terminated by the service-receiving party or by mutual written consent (the “Transition Services Agreement”). The Company has incurred $2,982 in costs related to the Transitions Services Agreement for the year ended December 31, 2019;
•Tax Matters Agreement: provides that Pennant is responsible for indemnifying Ensign for a percentage of tax liabilities related to the Spin-Off and adjustments to the combined entity in the pre-distribution period (the “Tax Matters Agreement"). It also provides that Pennant will reimburse Ensign for tax benefits Pennant recognizes in connection with certain Pennant share based awards held by Ensign employees. The Company has recognized $291 in tax benefits related to the Tax Matters Agreement for the year ended December 31, 2019 and has recorded a payable to Ensign in connection with this amount;

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

•Employee Matters Agreement: governs the parties’ obligations with respect to certain employee-related liabilities and certain employee benefit plans, programs, policies and other related matters for employees of Pennant (the “Employee Matters Agreement”);
•Master Lease Agreement: provides for the owned real property and leased space allocated to Ensign or us, or in certain cases shared by Ensign and us, as the case may be, in a manner that is consistent with the different business uses and needs of Ensign and us (the “Master Lease Agreement”).

4. COMPUTATION OF NET INCOME PER COMMON SHARE
Basic and diluted net income per share are computed by dividing net income by the weighted average number of outstanding common shares during the period. In the basic and diluted earnings per share calculations, net income is equal to net income attributable to The Pennant Group, Inc. adjusted to include net income attributable to noncontrolling interest. Net income attributable to the noncontrolling interest has been included in the numerator for all periods as the non-controlling subsidiary interest included in the Financial Statements was converted into common shares of Pennant concurrent with the distribution to Ensign stockholders at the date of the Spin-Off.

On October 1, 2019, the distribution date, Ensign stockholders received one share of Pennant common stock for every two shares of Ensign’s common stock held as of the record date. The total shares distributed to the Ensign Group stockholders was 26,674. Additionally, concurrent with the Spin-Off the noncontrolling subsidiary interest converted into 1,160 shares of Pennant. The total number of common shares distributed on October 1, 2019 of 27,834 is being utilized for the calculation of basic and diluted earnings per share for all prior periods, as no common stock was outstanding prior to the date of the Spin-Off.

In conjunction with the Spin-Off, outstanding options and unvested restricted stock awards held by employees of the Company were modified and replaced with Pennant awards. Additionally, the Company issued new options and restricted stock awards to Pennant and Ensign employees under the 2019 Omnibus Incentive Plan (the “OIP”) and Long-Term Incentive Plan (the “LTIP”) which were not included in the computation of basic and diluted earnings per share for any periods prior to the Spin-Off. Beginning in the fourth quarter, the dilutive impact of outstanding options and equity incentive awards are reflected in diluted net income per share using the treasury stock method. See further discussion at of the Company’s equity incentive plans in Note 12, Options and Awards.

The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income attributable to The Pennant Group, Inc.	$2,546	$15,684	$9,867
Add: net income attributable to noncontrolling interests	629	595	160
Net Income	$3,175	$16,279	$10,027

Denominator:
Weighted average shares outstanding for basic net income per share	27,838	27,834	27,834
Plus: incremental shares from assumed conversion(a)	1,748	—	—
Adjusted weighted average common shares outstanding for diluted income per share	29,586	27,834	27,834

Earnings Per Share:
Basic net income per common share	$0.11	$0.58	$0.36
Diluted net income per common share	$0.11	$0.58	$0.36
(a) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were immaterial for the year ended December 31, 2019.

5. REVENUE AND ACCOUNTS RECEIVABLE
Revenues are recognized when services are provided to the patients at the amount that reflects the consideration to which the Company expects to be entitled from patients and third-party payors, including Medicaid, Medicare and insurers

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
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

Revenue recognized from healthcare services are adjusted for estimates of variable consideration to arrive at the transaction price. The Company determines the transaction price based on contractually agreed-upon amounts or rate, adjusted for estimates of variable consideration. The Company uses the expected value method in determining the variable component that should be used to arrive at the transaction price, using contractual agreements and historical reimbursement experience within each payor type. The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net service revenue in the period such variances become known.

Revenue from the Medicare and Medicaid programs accounted for 55.6%, 53.1%, and 51.4% of the Company’s revenue for the years ended December 31, 2019, 2018 and 2017, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with its patients by reportable operating segments and payors. The Company has determined that disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. A reconciliation of disaggregated revenue to segment revenue as well as revenue by payor is provided in Note 5, Revenue and Accounts Receivable.

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

The Company adjusts Medicare revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation and other reasons unrelated to credit risk. Therefore, the Company believes that its reported net service revenue and patient accounts receivable will be the net amounts to be realized from Medicare for services rendered.

In addition to revenue recognized on completed episodes, the Company also recognizes a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period but were not completed as of the end of the period. As such, the Company estimates revenue and recognizes it on a daily basis. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and the Company’s estimate of the average percentage complete based on visits performed.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
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

Hospice Revenue

Revenue is recognized on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are calculated as daily rates for each of the levels of care the Company delivers. Revenue is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap and an overall payment cap, the Company monitors its provider numbers and estimates amounts due back to Medicare if a cap has been exceeded. The Company records these adjustments as a reduction to revenue and an increase to other accrued liabilities.

Senior Living Revenue

The Company has elected the lessor practical expedient within Topic 842 and recognizes, measures, presents, and discloses the revenue for services rendered under the Company’s senior living residency agreements based upon the predominant component, either the lease or non-lease component, of the contracts. The Company has determined that the services included under the Company’s senior living residency agreements each have the same timing and pattern of transfer. The Company recognizes revenue under Topic 606 for its senior residency agreements, for which it has determined that the non-lease components of such residency agreements are the predominant component of each such contract.

The Company’s senior living revenue consists of fees for basic housing and assisted living care. Accordingly, we record revenue when services are rendered on the date services are provided at amounts billable to individual residents. Residency agreements are generally for a term of 30 days, with resident fees billed monthly in advance. For residents under reimbursement arrangements with Medicaid, revenue is recorded based on contractually agreed-upon amounts or rates on a per resident, daily basis or as services are rendered.

Revenue by payor for the years ended December 31, 2019, 2018 and 2017, is summarized in the following tables:

	Year Ended December 31, 2019
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$47,819	$93,933	$—	$141,752	41.9%
Medicaid	6,575	10,061	29,819	46,455	13.7
Subtotal	54,394	103,994	29,819	188,207	55.6
Managed care	27,711	1,536	—	29,247	8.6
Private and other(a)	18,837	152	102,088	121,077	35.8
Total revenue	$100,942	$105,682	$131,907	$338,531	100.0%

(a)   Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2018
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$42,091	$73,906	$—	$115,997	40.5%
Medicaid	4,680	7,729	23,624	36,033	12.6
Subtotal	46,771	81,635	23,624	152,030	53.1
Managed care	23,541	918	—	24,459	8.6
Private and other(a)	16,067	105	93,397	109,569	38.3
Total revenue	$86,379	$82,658	$117,021	$286,058	100.0%
(a)   Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

	Year Ended December 31, 2017
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$36,592	$61,422	$—	$98,014	39.0%
Medicaid	4,398	6,832	19,813	31,043	12.4
Subtotal	40,990	68,254	19,813	129,057	51.4
Managed care	21,058	765	—	21,823	8.7
Private and other(a)	10,997	339	88,775	100,111	39.9
Total revenue	$73,045	$69,358	$108,588	$250,991	100.0%
(a)   Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

Balance Sheet Impact

Included in the Company’s consolidated and combined balance sheets are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities as of December 31, 2019 and December 31, 2018, or activity during years ended December 31, 2019 and 2018.

Accounts receivable as of December 31, 2019 and December 31, 2018 is summarized in the following table:

	December 31, 2019	December 31, 2018
Medicare	$17,822	$11,457
Medicaid	6,579	6,692
Managed care	4,380	3,079
Private and other	4,079	3,857
Accounts receivable, gross	32,860	25,085
Less: allowance for doubtful accounts	(677)	(616)
Accounts receivable, net	$32,183	$24,469

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

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
6. BUSINESS SEGMENTS
The Company classifies its operations into the following reportable operating segments: (1) home health and hospice services, which includes the Company’s home health, hospice and home care businesses; and (2) senior living services, which includes the operation of assisted living, independent living and memory care communities. The reporting segments are business units that offer different services and are managed separately to provide greater visibility into those operations. Our Chief Executive Officer and President, who is our Chief Operating Decision Maker “CODM”, reviews financial information at the operating segment level. We also report an “all other” category that includes general and administrative expense from our Service Center.

As of December 31, 2019, the Company provided services through 63 affiliated home health, hospice and home care agencies, and 52 affiliated senior living operations.

The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. The Company’s Service Center provides various services to all lines of business. The Company does not review assets by segment and therefore assets by segment are not disclosed below.

Beginning in the third quarter of 2019, in anticipation of the Spin-Off, the GAAP segment measure of profit and loss was changed from Segment Income (Loss) Before Provision for Income Taxes to Adjusted Segment EBITDAR from Operations. Prior period presentation has been revised to reflect the new measurement.

Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding the interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs, (4) transaction costs, (5) redundant and nonrecurring costs associated with the transition services agreement, (6) operating results of closed operations, and (7) net income attributable to noncontrolling interest. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company’s Chief Operating Decision Maker (“CODM”) uses Segment Adjusted EBITDAR from Operations as the primary measure of profit and loss for the Company's reportable segments and to compare the performance of its operations with those of its competitors. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited. The Company’s segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table presents certain financial information regarding our reportable segments, general and administrative expenses are not allocated to the reportable segments and are included in “All Other” for the years ended December 31, 2019, 2018 and 2017:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Year Ended December 31, 2019
Revenue	$206,624	$131,907	$—	$338,531
Segment Adjusted EBITDAR from Operations	$33,354	$47,344	$(18,591)	$62,107
Year Ended December 31, 2018
Revenue	$169,037	$117,021	$—	$286,058
Segment Adjusted EBITDAR from Operations	$26,427	$47,230	$(16,191)	$57,466
Year Ended December 31, 2017
Revenue	$142,403	$108,588	$—	$250,991
Segment Adjusted EBITDAR from Operations	$21,007	$44,230	$(12,643)	$52,594

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations above to income from operations:

	Year Ended December 31,
	2019	2018	2017
Segment Adjusted EBITDAR from Operations	$62,107	$57,466	$52,594
Less: Depreciation and amortization	3,810	2,964	2,544
Rent—cost of services	34,975	31,199	31,304
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(a)	483	129	478
Share-based compensation expense(b)	3,382	2,382	2,298
Acquisition related costs(c)	665	—	—
Spin-off related transaction costs(d)	13,219	756	—
Transition services costs(e)	532	—	—
Operating results of closed operations(f)	—	—	728
Add: Net income attributable to noncontrolling interest	629	595	160
Consolidated and Combined Income from Operations	$5,670	$20,631	$15,402

(a) Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b) Share-based compensation expense incurred which is included in cost of services and general and administrative expense.
(c) Acquisition related costs that are not capitalizable.
(d) Costs incurred related to the Spin-Off are included in general and administrative expense.
(e) A portion of the costs incurred under the Transition Services Agreement (as defined in Note 3, Related Party Transactions and Net Parent Investment) identified as redundant or nonrecurring that are included in general and administrative expense. Total fees under incurred under the Transition Services agreement were $2,982 for the year ended December 31, 2019.
(f) Operating losses related to the closure of certain, home health, and hospice agencies that were closed in 2017.

7. ACQUISITIONS
The Company’s acquisition focus is to purchase or lease operations that are complementary to the Company’s current businesses, accretive to the Company’s business or otherwise advance the Company’s strategy. The results of all the Company’s independent operating subsidiaries are included in the Financial Statements subsequent to the date of acquisition. Acquisitions are accounted for using the acquisition method of accounting.

2019 Acquisitions

During the year ended December 31, 2019, the Company expanded its operations with the addition of two home health agencies, five hospice agencies, two home care agencies and two senior living operations. In connection with the acquisitions of one of the senior living communities, the Company entered into a new long-term “triple-net” lease with a subsidiary of Ensign. The Company did not acquire any material assets or assume any liabilities. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction. The addition of these operations added a total of 143 operational senior living units to be operated by the Company’s independent operating subsidiaries. The aggregate purchase price for these acquisitions was $18,780.

The fair value of assets for all home health, hospice and home care acquisitions was concentrated in goodwill and as such, these transactions were classified as business combinations in accordance with ASC Topic 805, Business Combinations (“Topic 805”). The purchase price for the business combinations was $18,760, which mostly consisted of goodwill of $10,341 and indefinite-lived intangible assets of $8,326 related to Medicare and Medicaid licenses. The fair value of assets for the senior living acquisitions were concentrated in intangible assets and as such, these transactions were classified as an asset acquisition. The purchase price for the asset acquisitions was $20. The Company anticipates that the majority of total goodwill recognized will be fully deductible for tax purposes as of December 31, 2019. Acquisition costs related to the business combinations of home health, hospice, and home care was $611 during the year ended December 31, 2019.

2018 Acquisitions

During the year ended December 31, 2018, the Company expanded its operations with the addition of four home health agencies, two hospice agency, two home care agency and seven senior living operations. The Company did not acquire any material assets or assume any liabilities other than the tenant’s post-assumption rights and obligations under the senior

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
living long-term leases. The aggregate purchase price for these acquisitions during the year ended December 31, 2018 was $5,318. The addition of these operations added a total of 386 operational senior living units to be operated by the Company’s independent operating subsidiaries. Typically, subsidiaries of the Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.

The fair value of assets for nine of the acquisitions was concentrated in property and equipment and as such, these transactions were classified as asset acquisitions in accordance with Topic 805. The aggregate purchase price for these acquisitions was $593, mainly consisting of indefinite-lived intangible assets of $515. The fair value of assets for the remaining six acquisitions was concentrated in goodwill and as such, these transactions were classified as business acquisitions in accordance with Topic 805. The purchase price for the six business combinations was $4,725, mainly consisted of goodwill and indefinite-lived intangible assets of $4,710. The Company did not incur acquisition costs related to business combinations during the year ended December 31, 2018.

2017 Acquisitions

During the year ended December 31, 2017, the Company expanded its operations with the addition of seven senior living operations, three home health agencies, three hospice agencies and one home care agency. The Company did not acquire any material assets or assume any liabilities, other than the tenant’s post-assumption rights and obligations under the senior living long-term leases. The aggregate purchase price for these acquisitions for the year ended December 31, 2017 was 12,059. The addition of these operations added 250 senior living units operated by the Company’s independent operating subsidiaries. Typically, subsidiaries of the Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.

Unaudited Pro Forma Financial Information

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return. The independent operating subsidiaries acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. From time to time, these acquisitions are more strategic in nature that may or may not have positive operational results. Financial information, especially with underperforming independent operating subsidiaries, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired independent operating subsidiaries. Revenue and income before tax included in the consolidated and combined statement of income relating to the business combinations was $17,006 and $3,036, respectively, during the year ended December 31, 2019.

The unaudited pro forma financial information has been included for the businesses combinations during the year ended December 31, 2019. Business combinations during the year ended December 31, 2018 and 2017 were deemed immaterial and as such, no pro forma financial information has been included. The acquisitions during the year ended December 31, 2019 have been included in the December 31, 2019 consolidated and combined balance sheets of the Company, and the operating results have been included in the consolidated and combined statements of income of the Company since the dates the Company gained effective control.

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

The unaudited pro forma information is not indicative of what the results of operations would have been if the business combinations had actually occurred at the beginning of the periods presented and is not intended as a projection of future results or trends.

The following tables represent unaudited pro forma results of consolidated and combined operations as if the business combinations in fiscal year 2019 had occurred at the beginning of 2018, after giving effect to certain adjustments. The unaudited pro forma information is not indicative of what the results of operations would have been if the acquisitions had actually occurred at the beginning of the periods presented and is not intended as a projection of future results or trends.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
Unaudited Pro Forma Data

	Year Ended December 31,
	2019	2018
Revenue	$349,881	$315,127
Net income attributable to The Pennant Group, Inc.(a)	$2,956	$16,690
(a) Net income attributable to The Pennant Group, Inc. for each of the years ended December 31, 2019 and 2018 includes a tax impact of 25.4% and 25.0%, which are the respective statutory tax rates.

Subsequent Events

Subsequent to December 31, 2019, the Company acquired one home health agency, one hospice agency and one senior living community. The aggregate purchase price for these acquisitions was $2,968. In connection with the acquisition of the senior living community, the Company entered into a new long-term “triple-net” lease with a subsidiary of Ensign. As of the date of this report, the preliminary allocation of the purchase price for the acquisitions acquired subsequent to December 31, 2019 were not completed as necessary valuation information was not yet available. As such, the determination whether these acquisitions should be classified as business combinations or asset acquisitions under ASC 805 will be determined upon completion of the allocation of the purchase price.

Additionally, subsequent to December 31, 2019, the Company announced that a subsidiary of its home health and hospice portfolio company entered into an agreement to form a home health joint venture with Scripps Health, a leading nonprofit integrated health system based in San Diego, California. The finalization of the joint venture is subject to customary closing conditions and is expected to occur in the third quarter of 2020. Following the closing of the transaction, the joint venture will be managed by a Cornerstone affiliate and will provide home health services to patients throughout San Diego County and surrounding areas.

8. PROPERTY AND EQUIPMENT—NET
Property and equipment, net consist of the following:

	Year Ended December 31,
	2019	2018
Leasehold improvements	$6,621	$4,299
Equipment	18,930	14,436
Furniture and fixtures	877	583
	26,428	19,318
Less: accumulated depreciation	(11,784)	(8,860)
Property and equipment, net	$14,644	$10,458

Depreciation expense was $3,757, $2,863 and $2,444 for the years ended December 31, 2019, 2018 and 2017, respectively. See also Note 7, Acquisitions for information on acquisitions during the years ended December 31, 2019, 2018 and 2017.

9. GOODWILL AND INTANGIBLE ASSETS—NET
The Company tests goodwill during the fourth quarter of each year or more often if events or circumstances indicate there may be impairment. The Company performs its goodwill impairment analysis for each reporting unit that constitutes a business for which (1) discrete financial information is produced and reviewed by operating segment management and (2) provides services that are distinct from the other components of the operating segment, in accordance with the provisions of ASC Topic 350, Intangibles-Goodwill and Other (“Topic 350”). Topic 350 provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, a “Step 0” analysis. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs “Step 1” of the traditional two-step goodwill impairment test by comparing the net assets of each reporting unit to their respective fair values. The Company determines the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit’s net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit’s fair value to each asset and liability of the unit. The excess of the fair value of the

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value. The Company anticipates the the majority to total goodwill recognized will be fully deductible for tax purposes as of December 31, 2019.

The following table represents activity in goodwill by segment as of and for the year ended December 31, 2019:

	Home Health and Hospice Services	Senior Living Services	Total
December 31, 2017	$24,322	$3,642	$27,964
Additions	2,872		2,872
Purchase price adjustment	56		56
December 31, 2018	27,250	3,642	30,892
Additions	10,341	—	10,341
December 31, 2019	$37,591	$3,642	$41,233

Other indefinite-lived intangible assets consist of the following:

	Year Ended December 31,
	2019	2018
Trade name	$355	$328
Medicare and Medicaid licenses	33,107	24,808
Total	$33,462	$25,136

Definite-lived intangible assets consist of the following:

		December 31, 2019			December 31, 2018
Intangible Assets	Weighted Average Life (Years)	Gross Carrying	Accumulated Amortization	Net	Gross Carrying	Accumulated Amortization	Net
Patient base	0.7	$611	$(611)	$—	$591	$(573)	$18
Customer relationships	2.6	470	(425)	45	470	(410)	60
Total		$1,081	$(1,036)	$45	$1,061	$(983)	$78

Amortization expense was $53, $101 and $100 for the years ended December 31, 2019, 2018 and 2017, respectively.

Estimated amortization expense for each of the periods ending December 31, is as follows:

Year	Amount
2020	$14
2021	14
2022	14
2023	3
$45

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	December 31, 2019	December 31, 2018

Refunds payable	$2,152	$1,905
Deferred revenue	1,937	1,542
Resident deposits	6,292	6,310
Property taxes	1,130	932
Other	2,400	1,682
Other accrued liabilities	$13,911	$12,371

Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Deferred revenue occurs when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to residents and a small portion consists of non-refundable deposits recognized into revenue over a period of time.

11. DEBT
Long-term debt, net consists of the following:

	Year Ended December 31,
	2019	2018
Revolving Credit Facility	$20,000	$—
Less: unamortized debt issuance costs	(1,474)	—
Long-term debt, net	$18,526	$—

On October 1, 2019, Pennant entered into a Credit Agreement, which provides for a revolving credit facility with a syndicate of banks with a borrowing capacity of $75.0 million (the “Revolving Credit Facility”). The interest rates applicable to loans under the Revolving Credit Facility are, at the Company’s election, either (i) Adjusted LIBOR (as defined in the Credit Agreement) plus a margin ranging from 2.5% to 3.5% per annum or (ii) Base Rate plus a margin ranging from 1.5% to 2.5% per annum, in each case based on the ratio of Consolidated Total Net Debt to Consolidated EBITDA (each, as defined in the Credit Agreement). In addition, Pennant will pay a commitment fee on the undrawn portion of the commitments under the Revolving Credit Facility that is estimated to be 0.6% per annum. The Company is not required to repay any loans under the Credit Agreement prior to maturity in 2024, other than to the extent the outstanding borrowings exceed the aggregate commitments under the Credit Agreement. As of December 31, 2019, the Company’s weighted average interest rate on its outstanding debt was 4.7%. As of December 31, 2019, we had availability on our Revolving Credit Facility of $51,987, which is net of outstanding letters of credit of $3,013.

The fair value of the Company’s Revolver approximates carrying value, due to the short-term nature and variable interest rates. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates.

The Credit Agreement is guaranteed, jointly and severally, by certain of the Company’s wholly owned subsidiaries, and is secured by a pledge of stock of the Company's material independent operating subsidiaries as well as a first lien on substantially all of each material operating subsidiary's personal property. The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Agreement, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum Consolidated Total Net Debt to Consolidated EBITDA ratio (which cannot be above 2.50:1.00) (the “Leverage Ratio”), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). However, if the aggregate consideration paid in connection with permitted acquisitions consummated during any six consecutive month period exceeds $20,000, then at the Company’s election, the maximum allowable Leverage Ratio increases to 3.00:1.00 for the current fiscal quarter and the immediately following three fiscal quarters. The majority of lenders can require that the Company and its independent operating subsidiaries mortgage certain of its real property assets to secure the Credit Agreement if an event of default occurs, the

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
Company’s Leverage Ratio is equal to or greater than a ratio that is 0.25:1.00 less than the then-applicable maximum Leverage Ratio for two consecutive fiscal quarters, or its Liquidity (as defined in the Credit Agreement) is equal to or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the Credit Agreement) for ten consecutive business days; provided that such mortgages will no longer be required if certain conditions are met. As of December 31, 2019, the outstanding balance under the Credit Agreement was $20,000, which is classified as long-term indebtedness, and the Company was in compliance with all loan covenants.

12. OPTIONS AND AWARDS

For all periods prior to the Spin-Off, employees of the Company participated in Ensign's stock-based compensation plans. The compensation expense recorded by the Company included the expense associated with these employees, as well as an allocation of stock-based compensation of certain Ensign employees who provided general and administrative services on our behalf.

Outstanding options held by employees of the Company under the Ensign stock plans (collectively the “Ensign Plans”) and outstanding options and restricted stock awards under the Company Subsidiary Equity Plan (together with the Ensign Plans the “Pre-Spin Plans”) were modified and replaced with Pennant awards at the Spin-Off date. Additionally, in connection with the Spin-Off, the Company issued new options and restricted stock awards to Pennant and Ensign employees under the 2019 Omnibus Incentive Plan (the “OIP”) and Long-Term Incentive Plan (the “LTIP”, together referred to as the “Pennant Plans”).

Under the Ensign Plans and the Pennant Plans, stock-based payment awards, including employee stock options, restricted stock awards (“RSA”), and restricted stock units (“RSU” and together with RSA, “Restricted Stock”) are issued based on estimated fair value. The following disclosures represent share-based compensation expense relating to the Ensign and Pennant Plans, including awards to employees of the Company’s subsidiaries and an allocation of costs from employees in the Service Center prior to the Spin-Off, and total share-based compensation after the Spin-Off.

Total share-based compensation expense for all of the Plans for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Prior to the Spin-Off:
Total share-based compensation	$1,395	$2,382	$2,298

Following the Spin-Off:
Share-based compensation expense related to stock options	315	—	—
Share-based compensation expense related to Restricted Stock	1,589	—	—
Share-based compensation expense related to Restricted Stock to non-employee directors	83	—	—
Total share-based compensation	$3,382	$2,382	$2,298

In future periods, the Company expects to recognize approximately $4,245 and $23,530 in share-based compensation expense for unvested options and unvested Restricted Stock, respectively, which were outstanding as of December 31, 2019. Future share-based compensation expense will be recognized over 4.4 and 3.2 weighted average years for unvested options and restricted stock awards, respectively.

Stock Options

Under the Pennant Plans, options granted to employees of the subsidiaries of Pennant generally vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years after the date of grant.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for share-based payment awards under the Plans. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility and expected option life. The Company develops estimates based on historical data and market information, which can change significantly over time.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted after the Spin-Off:

Grant Year	Options Granted	Risk-Free Interest Rate	Expected Life(a)	Expected Volatility(b)	Dividend Yield
2019	667	1.6%	6.5	34.6%	—%
(a) Under the midpoint method, the expected option life is the midpoint between the contractual option life and the average vesting period for the options being granted. This resulted in an expected option life of 6.5 years for the options granted on October 1, 2019.
(b) Because the Company’s equity shares have been traded for a relatively short period of time, expected volatility assumption was based on the volatility of related industry stocks.

For the year ended December 31, 2019, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2019	667	$15.23	$5.7

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the year ended December 31, 2019 and therefore, the intrinsic value was $0 at date of grant.

The following table represents the employee stock option activity during the year ended December 31, 2019:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
Converted at Spin-Off on October 1, 2019(a)	917	$5.68	586	$4.73
Granted	667	15.23
Exercised	(7)	4.64
Forfeited	(4)	14.07
December 31, 2019	1,573	$9.71	607	$4.80
(a) Represents outstanding awards under the Ensign stock plans, which were converted on October 1, 2019.

The aggregate intrinsic value of options outstanding, vested, unvested and exercised as of and for the period ended December 31, 2019 is as follows:

Options	December 31, 2019
Outstanding	$35,835
Vested	17,176
Unvested	18,659
Exercised	$189
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. There were 966 unvested and outstanding options at December 31, 2019. The weighted average contractual life for options outstanding, vested and expected to vest at December 31, 2019 was 7.40 years.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
Restricted Stock Awards

Under the Pennant Plans, the Company granted Restricted Stock to Pennant employees, Ensign employees, and to non-employee directors. All awards were granted at an issued price of $0 and generally vest between three to five years. A summary of the status of Pennant’s non-vested Restricted Stock, and changes during the period ended December 31, 2019, is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Converted at Spin-Off on October 1, 2019(a)	329	$11.20
Granted	1,484	15.10
Vested	(19)	10.68
Forfeited	(1)	8.24
December 31, 2019	1,793	$14.44
a) Represents outstanding awards under the Ensign stock plans, which were converted on October 1, 2019.

During the years ended December 31, 2019 and 2018, the Company repurchased 599 and 865 shares of common stock, respectively, under the Subsidiary Equity Plan for $2,687 and $1,972, respectively. The Company subsequently sold 534 and 865 shares years ended December 31, 2019 and 2018, and received net proceeds of $2,293 and $1,972, respectively. The shares of common stock under the Subsidiary Equity Plan that were repurchased but not sold by the Company were included in the assets transferred by Ensign to Pennant as part of the internal reorganization effected in connection with and as part of the Spin-Off.

13. LEASES
The Company’s independent operating subsidiaries lease 52 senior living communities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 21 years. Most of these leases contain renewal options, most involve rent increases and none contain purchase options. The lease term excludes lease renewals because the renewal rents are not at a bargain, there are no economic penalties for the Company to renew the lease, and it is not reasonably certain that the Company will exercise the extension options. As of December 31, 2019, the Company’s independent operating subsidiaries leased 29 communities from subsidiaries of Ensign (“Ensign Leases”) under a master lease arrangement. The existing leases with subsidiaries of Ensign are for initial terms of between 14 to 16 years. In addition to rent, each of the operating companies are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all community maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties.
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

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
Impact of New Leases Guidance

The adoption of Topic 842 did not result in adjustments to the Company’s condensed combined statements of income. The components of operating lease cost, are as follows:

Year Ended December 31,
2019
Operating Lease Costs:
Facility Rent—cost of services	$32,011
Office Rent—cost of services	2,964
Rent—cost of services(a)	$34,975

General and administrative expense	162
Variable lease cost (b)	4,608
(a) Rent—cost of services includes non-cash lease expense of $220 for the year ended December 31, 2019. Rent—cost of services includes short-term leases, which are immaterial.
(b) Represents variable lease cost for operating leases. Includes property taxes and insurance, common area maintenance, and consumer price index increases, incurred as part of our triple net lease, and is included in cost of services for the year ended December 31, 2019.

The following table shows the lease maturity analysis for all leases as of December 31, 2019:

Year	Amount
2020	$37,087
2021	36,654
2022	36,131
2023	35,712
2024	35,359
Thereafter	387,878
Total lease payments	568,821
Less: present value adjustments	(252,492)
Present value of total lease liabilities	316,329
Less: current lease liabilities	(12,285)
Long-term operating lease liabilities	$304,044

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at each lease’s commencement date to determine each lease's operating lease liability. As of December 31, 2019, the weighted average remaining lease term is 16.0 years and the weighted average discount rate is 8.1%.

On October 1, 2019, in connection with the Spin-Off, the Company amended its master lease agreements with Ensign and certain other landlords. These amendments modified the rental payments, the initial term or both. In accordance with Topic 842, the amended lease agreements are considered to be modified and subjected to lease modification guidance. The right-of-use asset and lease liabilities related to these agreements were remeasured based on the change in the lease conditions such as rent payment and lease terms. The incremental borrowing rate was also adjusted to mirror the revised lease terms which became effective at the date of the modification, which was the date of the Spin-Off. The Ensign Leases and new third-party master lease agreements have initial terms ranging between ten and 21 years, with extension options and annual rent escalators based on changes in the consumer price index. The net impact of the lease modification of these agreements resulted in an increase in the right-of-use asset and lease liability of $77,627 on October 1, 2019.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
Rent expense for operating leases classified under Topic 840 for the years ended December 31, 2018 and 2017 were $31,199 and $31,304, respectively. Future minimum lease payments for all leases under Topic 840 as of December 31, 2018 were as follows:

Year	Amount
2019	$33,055
2020	32,181
2021	31,625
2022	31,241
2023	30,896
Thereafter	243,333
Total lease payments	$402,331

14. INCOME TAXES
Prior the date of the Spin-Off, the Company's operations were included in Ensign’s U.S. federal and state income tax returns and all income taxes were paid by Ensign. Additionally, prior to the date of the Spin-Off, income tax expense and other income tax related information contained in these Consolidated and Combined Financial Statements were presented on a separate tax return approach. Under this approach, the provision for income taxes represents income tax paid or payable for the current year plus the change in deferred taxes during the year calculated as if the Company were a stand-alone taxpayer filing hypothetical income tax returns. Management believes that the assumptions and estimates used to determine these tax amounts were reasonable. However, the Company's Consolidated and Combined Financial Statements may not necessarily reflect the Company’s income tax expense or tax payments in the future, or what its tax amounts would have been if the Company had been a stand-alone company during the periods presented.

The Company recorded a prepaid expense for income taxes in connection with the income tax returns the Company will file for the three month period from October 1, 2019 through December 31, 2019.

Effective January 1, 2018, the Tax Act reduced the corporate rate from 35.0% to 21.0%. The Company has adopted ASU 2018-05, Taxes (Topic 740): Amendments to SEC Paragraph Pursuant to SEC Staff Accounting Bulletin No. 118, which allows the Company to record provisional amounts during the period of enactment. Any changes to the provisional amounts are recorded as adjustments to the provision for income taxes in the period the amounts are determined. During the year ended December 31, 2017, the Company recognized a provisional reduction to income tax expense of $315 to reflect the revaluation of the Company’s net deferred tax liabilities based on the U.S. federal tax rate of 21%. In accordance with SAB 118, the Tax Act related income tax effects that were initially reported as provisional estimates were refined as additional analysis was performed. As of December 31, 2018, the Company had completed its accounting for the tax effects of the enactment of the Tax Act.

The provision for income taxes for the years ended December 31, 2019, 2018 and 2017 is summarized as follows:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$562	$3,223	$3,550
State	278	915	649
	840	4,138	4,199
Deferred:
Federal	1,070	226	1,305
State	175	(12)	186
	1,245	214	1,491
Adjustment to deferred taxes for tax rate change	—	—	(315)
Total income tax expense	$2,085	$4,352	$5,375

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
A reconciliation of the federal statutory rate to the effective tax rate for income from continuing operations for the years ended December 31, 2019, 2018 and 2017, respectively, is comprised as follows:

	Year Ended December 31,
	2019	2018	2017
Income tax expense at statutory rate	21.0%	21.0%	35.0%
State income taxes - net of federal benefit	6.8	3.5	3.5
Non-deductible expenses	2.6	0.4	0.3
Transaction costs	41.2	—	—
Tax credits	(1.6)	—	—
Equity compensation	(30.0)	(2.9)	(1.4)
Revaluation of deferred	—	(0.2)	(2.0)
Other adjustments	(0.4)	(0.7)	(0.5)
Total income tax provision	39.6%	21.1%	34.9%

The Company's completion of the Spin-Off resulted in the Company not being able to deduct approximately $10,300 of the related transaction costs, which increased the effective tax rate significantly and affected all items that were impacted by this exclusion. This increase was partially offset by a favorable impact of tax benefits related to equity compensation.

The Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 are summarized below.

	Year Ended December 31,
	2019	2018
Deferred tax assets (liabilities):
Accrued expenses	$2,670	$2,964
Allowance for doubtful accounts	869	857
State taxes	27	178
Lease liabilities	83,076	—
Insurance	137	—
Total deferred tax assets	86,779	3,999
Depreciation and amortization	(6,107)	(4,357)
Prepaid expenses	(594)	(240)
Right of use asset	(82,181)	—
Other liabilities	—	(14)
Total deferred tax liabilities	(88,882)	(4,611)
Net deferred tax liabilities, included in other long-term liabilities	$(2,103)	$(612)

As of December 31, 2019, the Company has $830 of net operating loss carryforwards for federal income tax purposes which are available to reduce future federal taxable income, if any, over an indefinite period. The utilization of those net operating loss carryforwards is limited to 80% of taxable income in any given year.

The federal statutes of limitations on the Company’s 2015, 2014, and 2013 income tax years lapsed during the third quarter of 2019, 2018, and 2017, respectively. During the fourth quarter of each year, various state statutes of limitations also lapsed. The lapses for the years ended December 31, 2019 and 2018 had no impact on the Company’s unrecognized tax benefits.

As of December 31, 2019 and 2018, the Company did not have any unrecognized tax benefits, net of their state benefits that would affect the Company’s effective tax rate. The Company classifies interest and/or penalties on income tax liabilities or refunds as additional income tax expense or income. Such amounts are not material.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
15. COMMITMENTS AND CONTINGENCIES
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

Litigation - The Company’s businesses involve a significant risk of liability given the age and health of the patients and residents served by its independent operating subsidiaries. The Company, its operating companies, and others in the industry may be subject to a number of claims and lawsuits, including professional liability claims, alleging that services provided have resulted in personal injury, elder abuse, wrongful death or other related claims. Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and the Company is routinely subjected to these claims in the ordinary course of business, including potential claims related to patient care and treatment, professional negligence and class actions, as well as employment related claims. If there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could materially adversely affect the Company’s business, financial condition, results of operations and cash flows. In addition, the defense of these lawsuits may result in significant legal costs, regardless of the outcome, and can result in large settlement amounts or damage awards.

In addition to the potential lawsuits and claims described above, the Company is also subject to potential lawsuits under the False Claims Act (the “FCA”) and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. A violation may provide the basis for exclusion from federally funded healthcare programs. Such exclusions could have a correlative negative impact on the Company’s financial performance. Some states, including California, Arizona and Texas, have enacted similar whistleblower and false claims laws and regulations. In addition, the Deficit Reduction Act of 2005 created incentives for states to enact anti-fraud legislation modeled on the FCA. As such, the Company could face increased scrutiny, potential liability and legal expenses and costs based on claims under state false claims acts in markets in which it does conduct business.

In May 2009, Congress passed the Fraud Enforcement and Recovery Act ("FERA") which made significant changes to the FCA, expanding the types of activities subject to prosecution and whistleblower liability. Following changes by FERA, healthcare providers face significant penalties for the knowing retention of government overpayments, even if no false claim was involved. Providers can now be liable for knowingly and improperly avoiding or decreasing an obligation to pay money or property to the government, including the retention of any government overpayment. The Patient Protection and Affordable Care Act of 2010 (the “ACA”) supplemented FERA by imposing an affirmative obligation on healthcare providers to return an overpayment to CMS within 60 days of “identification” or the date any corresponding cost report is due, whichever is later. According to CMS’s February 12, 2016, final rule with respect to Medicare Parts A and B, providers have an obligation to

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
proactively exercise “reasonable diligence” to identify overpayments. The 60-day clock begins to run after the reasonable diligence period has concluded, which may take, at most, six months from the receipt of credible information. Retention of any overpayment beyond this period may create liability under the FCA. In addition, FERA extended protections against retaliation for whistleblowers, including protections not only for employees, but also contractors and agents. Thus, there is generally no need for an employment relationship in order to qualify for protection against retaliation for whistleblowing.

The Company cannot predict or provide any assurance as to the possible outcome of any litigation. If any litigation were to proceed, and the Company and its operating companies are subjected to, alleged to be liable for, or agree to a settlement of, claims or obligations under federal Medicare statutes, the FCA, or similar state and federal statutes and related regulations, the Company’s business, financial condition and results of operations and cash flows could be materially and adversely affected. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged civil violations, and may also include the assumption of specific procedural and financial obligations by the Company or its independent operating subsidiaries going forward under a corporate integrity agreement and/or other arrangement with the government.

Medicare Revenue Recoupments - The Company is subject to probe reviews relating to Medicare services, billings and potential overpayments by Unified Program Integrity Contractors (UPIC), Recovery Audit Contractors (RAC), Zone Program Integrity Contractors (ZPIC), Program Safeguard Contractors (PSC), Supplemental Medical Review Contractors (SMRC) and Medicaid Integrity Contributors (MIC) programs, each of the foregoing collectively referred to as “Reviews.” As of December 31, 2019, eight of the Company’s independent operating subsidiaries had Reviews scheduled, on appeal or in dispute resolution process, both pre- and post-payment. The Company anticipates that these probe reviews will increase in frequency in the future. If an operation fails an initial or subsequent Review, the operation could then be subject to extended Review, suspension of payment, or extrapolation of the identified error rate to all billing in the same time period. As of December 31, 2019, and through the filing of this Annual Report on Form 10-K, the Company’s independent operating subsidiaries have responded to the Reviews that are currently ongoing, on appeal or in dispute resolution process and the Company has no probable or estimable contingencies.

Insurance - Prior to the Spin-Off Ensign was partially self-insured for healthcare, general and professional liability, and workers’ compensation, and historically allocated premium expense to all subsidiaries of Ensign in its accounting records. To reflect all of the insurance costs, quarterly actuary determined adjustments were allocated to the Company based on the proportional historical premium expense. No self-insurance accruals were allocated to the Company as these accruals represent the obligations of Ensign. In connection with the Spin-Off, the Company purchased insurance through a third-party to replace the coverage provided by Ensign’s self-insured policies.

While the Company maintains various insurance programs to cover these risks, it retains risk for a substantial portion of potential claims for general and professional liability and workers’ compensation. The Company does not retain risk related to its employee health plans.

The Company recognizes obligations associated with these costs, up to specified deductible limits in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported. The general and professional liability insurance has a retention limit of $250 per claim and the workers’ compensation insurance has a retention limit of $150 per claim, except for policies held in Texas and Washington which are subject to state insurance and possesses their own limits.

These costs have generally been estimated based on historical data of our claims experience. Such estimates, and the resulting reserves, are reviewed and updated by us on a quarterly basis. Additionally, the Company has partially indemnified Ensign for general and professional liabilities incurred prior to the Spin-off but not reported until after that date and included that amount in the accrual below.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
The following table presents details of the Company's insurance programs, including amounts accrued for the periods indicated in other accrued liabilities and other long-term liabilities in our accompanying balance sheets. The amounts accrued below represent the total estimated liability for individual claims that are less than our noted insurance coverage amounts, which includes outstanding claims and claims incurred but not reported.

	Year Ended December 31,
	2019	2018
Type of Insurance
General and professional liability	$521	$—
Workers’ compensation	433	—
Total estimated liability	954	—
Less: long-term portion	(774)	—
Current portion of estimated liability, included in other accrued liabilities	$180	$—

Concentrations

Credit Risk - The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s gross receivables from the Medicare and Medicaid programs accounted for approximately 74.3% and 72.4% of its total gross accounts receivable as of December 31, 2019 and December 31, 2018, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 55.6%, 53.1%, and 51.4% of the Company's revenue for the years ended December 31, 2019, 2018 and 2017, respectively.

Schedule II
Valuation and Qualifying Accounts

	Balances at Beginning of Year	Impact of ASC 606 Adoption (a)	Additions Charged to Costs and Expenses	Deductions	Balances at End of Year
	(In thousands)
Year Ended December 31, 2017
Allowance for doubtful accounts	$(3,675)	$—	$(3,374)	$1,991	$(5,058)
Year Ended December 31, 2018
Allowance for doubtful accounts	$(5,058)	$4,590	$(346)	$198	$(616)
Year Ended December 31, 2019
Allowance for doubtful accounts	$(616)	$—	$(858)	$797	$(677)

(a)  Subsequent to the adoption of ASC 606, the majority of what was previously presented as allowance for doubtful accounts related to bad debt expense has been incorporated as an implicit price concession factored into net revenue and accounts receivable. Allowance for doubtful accounts as of December 31, 2019 represents the Company’s best estimate of probable losses inherent in the accounts receivable balance based on known troubled accounts and other currently available evidence.

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the combined financial statements or notes thereto.