Form 10-Q
period 2020-03-31
Pennant Group, Inc.
filed 2020-05-13
CIK 1766400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
        For the quarterly period ended March 31, 2020.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 13, 2020, 27,908,562 shares of the registrant’s common stock were outstanding.

THE PENNANT GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(unaudited, in thousands, except par value)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash	$4,832	$402
Accounts receivable—less allowance for doubtful accounts of $655 and $677, respectively	35,548	32,183
Prepaid expenses and other current assets	5,627	6,098
Total current assets	46,007	38,683
Property and equipment, net	16,772	14,644
Right-of-use assets	314,258	316,328
Escrow deposits	2,100	1,400
Restricted and other assets	2,146	1,955
Intangible assets, net	42	45
Goodwill	42,837	41,233
Other indefinite-lived intangibles	34,825	33,462
Total assets	$458,987	$447,750
Liabilities and equity
Current liabilities:
Accounts payable	$8,312	$8,653
Accrued wages and related liabilities	13,647	16,343
Lease liabilities—current	12,975	12,285
Other accrued liabilities	14,049	13,911
Total current liabilities	48,983	51,192
Long-term lease liabilities—less current portion	303,377	304,044
Other long-term liabilities	2,880	2,877
Long-term debt, net	27,562	18,526
Total liabilities	382,802	376,639
Commitments and contingencies
Equity:
Common stock, $0.001 par value; 100,000 shares authorized; 28,476 and 27,908, shares issued and outstanding at March 31, 2020, respectively, and 28,435 and 27,853 shares issued and outstanding at December 31, 2019, respectively.	28	28
Additional paid-in capital	76,976	74,882
Accumulated deficit	(819)	(3,799)
Total equity	76,185	71,111
Total liabilities and equity	$458,987	$447,750
See accompanying notes to condensed consolidated and combined financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(unaudited, in thousands, except for per-share amounts)

	Three Months Ended March 31,
	2020	2019

Revenue	$91,849	$77,907

Expense
Cost of services	70,189	58,729
Rent—cost of services	9,706	8,297
General and administrative expense	6,661	8,244
Depreciation and amortization	1,021	810
Total expenses	87,577	76,080
Income from operations	4,272	1,827
Other income (expense):
Interest expense, net	(403)	—
Income before provision for income taxes	3,869	1,827
Provision for income taxes	889	343
Net income	2,980	1,484
Less: net income attributable to noncontrolling interest	—	150
Net income and other comprehensive income attributable to The Pennant Group, Inc.	$2,980	$1,334
Earnings per share:
Basic	$0.11	$0.05
Diluted	$0.10	$0.05
Weighted average common shares outstanding:
Basic	27,891	27,834
Diluted	29,873	27,834
See accompanying notes to condensed consolidated and combined financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NET PARENT INVESTMENT
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital			Non-Controlling Interest
	Shares	Amount		Accumulated Deficit	Net Parent Investment		Total

Balance at December 31, 2019	28,435	$28	$74,882	$(3,799)	$—	$—	$71,111
Net income/ (loss) attributable to The Pennant Group, Inc.	—	—	—	2,980	—	—	2,980
Stock-based compensation	—	—	1,956	—	—	—	1,956
Issuance of common stock from the exercise of stock options	38	—	138	—	—	—	138
Issuance/ (cancellation) of restricted stock	3	—	—	—	—	—	—
Balance at March 31, 2020	28,476	$28	$76,976	$(819)	$—	$—	$76,185

	Common Stock		Additional Paid-In Capital			Non-Controlling Interest
	Shares	Amount		Retained Earnings	Net Parent Investment		Total

Balance at December 31, 2018	—	$—	$—	$—	$55,856	$9,432	$65,288
Noncontrolling interest attributable to subsidiary equity plan	—	—	—	—	(317)	658	341
Net income attributable to noncontrolling interest	—	—	—	—	—	150	150
Net transfer from parent	—	—	—	—	4,411	—	4,411
Net income attributable to The Pennant Group, Inc.	—	—	—	—	1,334	—	1,334
Balance at March 31, 2019	—	$—	$—	$—	$61,284	$10,240	$71,524

See accompanying notes to condensed consolidated and combined financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$2,980	$1,484
Adjustments to reconcile net income to net cash provided by/ (used in) operating activities:
Depreciation and amortization	1,021	810
Amortization of deferred financing fees	82	—
Provision for doubtful accounts	186	198
Share-based compensation	1,956	619
Change in operating assets and liabilities:
Accounts receivable	(3,664)	(2,114)
Prepaid expenses and other assets	584	(402)
Operating lease obligations	2,091	(104)
Accounts payable	(551)	(116)
Accrued wages and related liabilities	(3,408)	(2,160)
Other accrued liabilities	813	372
Net cash provided by/ (used in) operating activities	2,090	(1,413)
Cash flows from investing activities:
Purchase of property and equipment	(2,916)	(901)
Cash payments for business acquisitions	(2,968)	(1,500)
Escrow deposits	(700)	—
Restricted and other assets	(188)	(164)
Net cash used in investing activities	(6,772)	(2,565)
Cash flows from financing activities:
Net investment from parent	—	3,978
Proceeds from revolver agreement	23,500	—
Payments on revolver agreement	(14,500)	—
Payments for deferred financing costs	(26)	—
Issuance of common stock upon the exercise of options	138	—
Net cash provided by financing activities	9,112	3,978
Net increase in cash	4,430	—
Cash beginning of period	402	41
Cash end of period	$4,832	$41

See accompanying notes to condensed consolidated and combined financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - (Continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$483	$—
Lease liabilities	$8,092	$8,296
Right-of-use assets obtained in exchange for new operating lease obligations	$2,846	$187
Net non-cash adjustment to right-of-use assets and lease liabilities from lease modifications	$233	$—
Non-cash financing and investing activity:
Capital expenditures	$655	$400
See accompanying notes to condensed consolidated and combined financial statements.

THE PENNANT GROUP INC.
NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands, except per share data )
1. DESCRIPTION OF BUSINESS

The Pennant Group, Inc. (herein referred to as “Pennant,” the “Company,” “it,” or “its”), is a holding company with no direct operating assets, employees or revenue. The Company, through its independent operating subsidiaries, provides healthcare services across the post-acute care continuum. As of March 31, 2020, the Company’s subsidiaries operated 65 home health, hospice and home care agencies and 53 senior living communities located in Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming.

On October 1, 2019, The Ensign Group, Inc. (NASDAQ: ENSG) (“Ensign” or the “Parent”) completed the separation of Pennant (the “Spin-Off”). To accomplish the Spin-Off, Ensign contributed all of its home health and hospice and substantially all of its senior living businesses into Pennant and distributed to Ensign’s stockholders all of the outstanding shares of Pennant common stock. Each Ensign stockholder received a distribution of one share of Pennant’s common stock for every two shares of Ensign’s common stock, plus cash in lieu of fractional shares. Additionally, the noncontrolling interest was converted into shares of Pennant at the established conversion ratio. As a result of the Spin-Off on October 1, 2019, Pennant began trading as an independent company on the NASDAQ under the symbol “PNTG.”
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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The accompanying unaudited condensed consolidated and combined financial statements of the Company (the “Interim Financial Statements”) reflect the Company’s financial position, results of operations and cash flows of the business. The Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the regulations of the Securities and Exchange Commission (“SEC”). Prior to the Spin-Off, the combined financial statements were prepared on a stand-alone basis and derived from the consolidated financial statements and accounting records of Ensign. Management believes that the Interim Financial Statements reflect, in all material respects, all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations, and cash flows for the periods presented in conformity with GAAP. The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year.

The Condensed Consolidated and Combined Balance Sheet as of December 31, 2019 is derived from the Company’s annual audited Consolidated and Combined Financial Statements for the fiscal year ended December 31, 2019 which should be read in conjunction with the Interim Financial Statements. Certain information in the accompanying footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with GAAP.

All intercompany transactions and balances between the various legal entities comprising the Company have been eliminated in consolidation. The condensed consolidated and combined statements of income reflect income that is attributable to the Company and the noncontrolling interest.

The Company consists of various limited liability companies and corporations established to operate home health, hospice, home care, and senior living operations. The Interim Financial Statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest. Revenue was derived from transactional information specific to the Company’s services provided. The costs in the condensed consolidated and combined statements of income reflect direct costs and allocated costs prior to the Spin-Off.

Estimates and Assumptions - The preparation of the Interim Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

of contingent assets and liabilities at the date of the Interim Financial Statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Interim Financial Statements relate to revenue, cost allocations, intangible assets and goodwill, right-of-use assets and lease liabilities for leases greater than 12 months, and income taxes. Actual results could differ from those estimates.

Revenue Recognition - The company recognizes revenue in accordance with the five-step model contained within Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). See Note 5, Revenue and Accounts Receivable for further detail on our revenue recognition policies.

Cost Allocation - The Interim Financial Statements include allocations of costs for certain shared services provided to the Company by Ensign subsidiaries prior to the Spin-Off on October 1, 2019. Such allocations include, but are not limited to, executive management, accounting, human resources, information technology, compliance, legal, payroll, insurance, tax, treasury, and other general and administrative items. These costs were allocated to the Company on a basis of revenue, location, employee count, or other measures. These cost allocations are reflected within general and administrative expense in the condensed consolidated and combined statements of income, including for share-based compensation expenses disclosed in Note 12, Options and Awards. The amount of general and administrative costs allocated for the three months ended March 31, 2019, inclusive of share-based compensation expense, was $8,244. Management believes the basis on which the expenses were allocated to be a reasonable reflection of the services provided to the Company during the periods.

Ensign’s external debt and related interest expense were not allocated to the Company for any of the periods presented prior to the Spin-Off as no portion of Ensign’s borrowings were assumed by the Company as part of the Spin-Off. All interest incurred by the Company was subsequent to the Spin-Off.

Cash and Cash Equivalents - Cash and cash equivalents consist of bank deposits and therefore approximates fair value. The Company places its cash with high credit quality financial institutions. Prior to the Spin-off, the Company participated in a cash management program with Ensign where net cash activity was included in the net parent investment.

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable consist primarily of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans and private payor sources, net of estimates for variable consideration. The allowance for doubtful accounts reflects the Company’s best estimate of the current expected credit losses in the accounts receivable balance.

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

Leases - The Company leases senior living communities and commercial office space. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating or finance lease. Operating leases are included in operating lease assets, current operating lease liabilities and noncurrent operating lease liabilities on the Company's condensed consolidated and combined balance sheet. As the rate implicit in the leases are not readily available the Company uses its estimated incremental borrowing rate based on the information available at lease commencement date in determining the present value of future lease payments. The Company records rent expense for operating leases on a straight-line basis over the term of the lease. The lease term used for straight-line rent expense is calculated from the date the Company is given control of the leased premises through the end of the lease term. The lease term excludes lease renewals because the renewal rents are not at a bargain, there are no economic penalties for the Company not to renew the lease, and it is not reasonably certain that the Company will exercise the extension options. The lease term used for this evaluation also provides the basis for establishing depreciable lives for buildings subject to lease and leasehold improvements.

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

Impairment of Long-Lived Assets - The Company reviews the carrying value of long-lived assets that are held and used in the independent operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiary to which the assets relate, utilizing management’s best estimate, appropriate

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and determined there was no impairment during the three months ended March 31, 2020 and 2019.

Intangible Assets and Goodwill - Definite-lived intangible assets consist of customer relationships which are amortized between one to seven years depending on the significance of the relationships.

The Company's indefinite lived intangible assets consist of trade names and Medicare and Medicaid licenses. The Company tests indefinite lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in business combinations. Goodwill is subject to annual test for impairment as of the beginning of the fourth quarter or more frequently if events or changes indicate that the Company's goodwill might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform a quantitative impairment test by comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the Company records an impairment of goodwill equal to the amount that the carrying amount of a reporting unit exceeds its fair value.

As of March 31, 2020, we evaluated potential triggering events that might be indicators that our goodwill and indefinite lived intangibles were impaired. We considered the economic disruption and uncertainty surrounding the COVID-19 pandemic and the recent volatility in stock prices. The Company concluded that the current economic and business conditions did not result in a triggering event requiring a quantitative goodwill impairment analysis. No goodwill or intangible asset impairments were recorded during the three months ended March 31, 2020 and 2019. See further discussion at Note 9, Goodwill and Intangible Assets, Net.

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

Share-Based Compensation - The Company measures and recognizes compensation expense for all share-based payment awards, including employee stock options and restricted stock, made to employees and Pennant’s directors based on estimated fair values, ratably over the requisite service period of the award. The Company accounts for forfeitures as they occur. Net income has been reduced as a result of the recognition of the fair value of all stock options and restricted stock awards issued, the amount of which is contingent upon the number of future grants and other variables. The total amount of share-based compensation was $1,956, and $619, for the three months ended March 31, 2020 and 2019, respectively. For further discussion see Note 12, Options and Awards.

Income Taxes - Prior to the date of the Spin-off, the Company’s operations have been included in Ensign’s U.S. federal and state income tax returns and all income taxes have been paid by subsidiaries of Ensign. Also prior to the date of the Spin-off, income tax expense and other income tax related information contained in these Interim Financial Statements were presented using a separate tax return approach. Under this approach, the provision for income taxes represents income tax paid or payable for the current year plus the change in deferred taxes during the year calculated as if the Company was a stand-alone taxpayer filing hypothetical income tax returns. Management believes that the assumptions and estimates used to determine these tax amounts are reasonable. However, the Interim Financial Statements may not necessarily reflect its income tax expense or tax payments in the future, or what tax amounts would have been if the Company had been a stand-alone company for the entire period presented.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of events that have been included in the Condensed Consolidated and Combined Financial Statements .

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Under this method, the Company determines deferred tax assets and deferred tax liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and deferred tax liabilities is recognized in income in the period that includes the enactment date.
The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that the Company would be able to realize the deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC Topic 740, Income Taxes (“ASC 740”) on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Invested Capital - The net parent investment on the Condensed Consolidated and Combined Balance Sheets represents Ensign’s historical investment in the Company, the net effect of transactions with, and allocations from, Ensign and the Company’s accumulated earnings. Invested capital was reclassified into additional paid-in-capital at the date of the Spin-Off.

Noncontrolling Interest - Prior to the Spin-Off, the Company presented the noncontrolling interest and the amount of consolidated net income attributable to the Company in the Interim Financial Statements. The carrying amount of the noncontrolling interest was adjusted by an allocation of subsidiary earnings based on ownership interest prior to the Spin-Off. The noncontrolling subsidiary interest included in the Interim Financial Statements was converted into common shares of Pennant concurrent with the distribution to Ensign stockholders at the date of the Spin-Off and thus, will no longer be allocated a portion of earnings.

Earnings Per Share - For all prior periods presented prior to the Spin-Off, the earnings per share included on the accompanying Condensed Consolidated and Combined Statements of Income was calculated based on the 27,834 shares of Pennant common stock distributed on October 1, 2019 in conjunction with the Spin-Off, including shares related to the conversion of the noncontrolling interest. Prior to October 1, 2019, Pennant did not have any issued and outstanding common stock. The same number of shares was used to calculate basic and diluted earnings per share since no Pennant employee equity awards were outstanding prior to the Spin-Off. In connection with the Spin-Off, existing equity awards were replaced with shares under the new Pennant awards under the Pennant Plans (defined below) and are reflected in basic and diluted net income per share for the three months ended March 31, 2020. For further discussion see Note 4, Computation of Net Income Per Common Share.

Recent Accounting Standards Adopted by the Company

FASB Accounting Standards Update, or ASU, ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” or ASU 2020-4 - In March 2020, the FASB concluded its reference rate reform project and issued this ASU. The amendments in this ASU provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The optional expedients and exceptions are available for all entities as of March 12, 2020, through December 31, 2022. The Company has adopted ASU 2020-04, effective March 12, 2020. The impact of this ASU will be determined based on terms of any future contract modification related to a change in reference rate, including future modifications to the Company’s Revolving Credit Facility described in further detail in Note 11, Debt.

FASB ASU, 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” or ASU 2018-13 - In August 2018, the FASB issued amended guidance to simplify fair value measurement disclosure requirements. The new provisions eliminate the requirements to disclose (1) transfers between Level 1 and Level 2 of the fair value hierarchy, (2) policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy, and (3) net asset value disclosure of estimates of timing of future liquidity events. The FASB also modified disclosure requirements of Level 3 fair value measurements. The Company adopted ASU 2018-13 as of January 1, 2020. There was no material impact to the Company’s financial statements or disclosures.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

FASB ASU, 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” or ASU 2017-04 - In January 2017, the FASB issued amended authoritative guidance to simplify and reduce the cost and complexity of the goodwill impairment test. The new guidance eliminates “Step 2” from the traditional two-step goodwill impairment test and redefines the concept of impairment from a measure of loss when comparing the implied fair value of goodwill to its carrying amount, to a measure comparing the fair value of a reporting unit with its carrying amount. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment or “Step 2” of the goodwill impairment test. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The Company adopted ASU 2017-04 as of January 1, 2020. There was no material impact to the Company’s financial statements or disclosures.

FASB ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” or ASU 2016-13 - In June 2016, the FASB issued ASU 2016-13, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The Company adopted ASU 2016-13 as of January 1, 2020. There was no material impact to the Company’s financial statements or related disclosures.

3. RELATED PARTY TRANSACTIONS AND NET PARENT INVESTMENT
The Interim Financial Statements include a combination of stand-alone and combined business functions between Ensign and the Company’s subsidiaries prior to the Spin-Off. The Company leases 30 of its senior living communities from subsidiaries of Ensign, each of the leases have a term of between 14 and 16 years from the lease commencement date. The total amount of rent expense included in Rent - cost of services paid to subsidiaries of Ensign was $3,101, and $2,693, for the three months ended March 31, 2020 and 2019, respectively.

Certain related party activity, unrelated to the transition services agreement described below, occurred as the Company’s subsidiaries received services from Ensign’s subsidiaries. Services included in cost of services were $1,022, and $715, for the three months ended March 31, 2020 and 2019, respectively.

Transactions that have occurred, prior to the Spin-Off, between subsidiaries of the Company and subsidiaries of Ensign are considered to be effectively settled at the time the transaction is recorded. The net effect of these transactions, including the cash management, is included in the Condensed Consolidated and Combined Statements of Cash Flows as “Net investment from/(to) Parent”.

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
•Transition Services Agreement: The Transition Services Agreement provides that for a limited time, Ensign is to provide the Company, and the Company is to provide Ensign, with certain services to ensure an orderly transition following the Spin-Off, including: human resources, accounting, legal and compliance, IT, office facilities, and other general support. Generally, the term for the provision of services under the agreement extends for no longer than two years after the Spin-Off, subject to certain rights of the parties to extend the term for an additional five months. To the extent transition services are utilized during the first two years after the Spin-Off, the charges paid by the recipient for the services are generally provided at their market value. Subject to certain conditions, the services may be terminated by the service-receiving party or by mutual written consent (the “Transition Services Agreement”). The Company has incurred $1,336 in costs, net of the Company’s payroll reimbursement, related to the Transitions Services Agreement for the three months ended March 31, 2020;
•Tax Matters Agreement: The Tax Matters Agreement provides that Pennant is responsible for indemnifying Ensign for a percentage of tax liabilities related to the Spin-Off and adjustments to the combined entity in the pre-distribution period (the “Tax Matters Agreement"). It also provides that Pennant will reimburse Ensign for tax benefits Pennant recognizes in connection with certain Pennant share based awards held by Ensign employees. The Company has recognized an immaterial amount in tax benefits related to the Tax Matters Agreement for the three months ended March 31, 2020 and has recorded a payable to Ensign in connection with this amount;

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

•Employee Matters Agreement: The Employee Matters Agreement governs the parties’ obligations with respect to certain employee-related liabilities and certain employee benefit plans, programs, policies and other related matters for employees of Pennant (the “Employee Matters Agreement”); and
•Master Lease Agreement: The Master Lease Agreement governs the owned real property and leased space allocated to Ensign or the Company, or in certain cases shared by Ensign and us, as the case may be, in a manner that is consistent with the different business uses and needs of Ensign and us (the “Master Lease Agreement”).

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

On October 1, 2019, the distribution date, Ensign stockholders received one share of Pennant common stock for every two shares of Ensign’s common stock held as of the record date. The total shares distributed to Ensign stockholders was 26,674. Additionally, concurrent with the Spin-Off the noncontrolling subsidiary interest converted into 1,160 shares of Pennant. The total number of common shares distributed on October 1, 2019 of 27,834 is being utilized for the calculation of basic and diluted earnings per share for all prior periods, as no common stock was outstanding prior to the date of the Spin-Off.

In conjunction with the Spin-Off, outstanding options and unvested restricted stock awards held by employees of the Company in Pre-Spin Plans, were modified and replaced with Pennant awards under the Pennant Plans (see Note 12, Options and Awards). Additionally, the Company issued new options and restricted stock awards to Pennant and Ensign employees under the 2019 Omnibus Incentive Plan (the “OIP”) and Long-Term Incentive Plan (the “LTIP”) which were not included in the computation of basic and diluted earnings per share for any periods prior to the Spin-Off. Subsequent to the Spin-Off, the dilutive impact of outstanding options and equity incentive awards are reflected in diluted net income per share using the treasury stock method. See further discussion at of the Company’s equity incentive plans in Note 12, Options and Awards.

The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income attributable to The Pennant Group, Inc.	$2,980	$1,334
Add: net income attributable to noncontrolling interests	—	150
Net Income	$2,980	$1,484

Denominator:
Weighted average shares outstanding for basic net income per share	27,891	27,834
Plus: incremental shares from assumed conversion or vesting of restricted stock(a)	1,982	—
Adjusted weighted average common shares outstanding for diluted income per share	29,873	27,834

Earnings Per Share:
Basic net income per common share	$0.11	$0.05
Diluted net income per common share	$0.10	$0.05

(a)
The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were immaterial for the three months ended March 31, 2020.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
5. REVENUE AND ACCOUNTS RECEIVABLE
Revenues are recognized when services are provided to the patients at the amount that reflects the consideration to which the Company expects to be entitled from patients and third-party payors, including Medicaid, Medicare and insurers (private, Medicare Advantage and Medicare replacement plans), in exchange for providing patient care. The healthcare services in home health and hospice patient contracts include routine services in exchange for a contractual agreed-upon amount or rate. Routine services are treated as a single performance obligation satisfied over time as services are rendered. As such, patient care services represent a bundle of services that are not capable of being distinct within the context of the contract. Additionally, there may be ancillary services which are not included in the rates for routine services, but instead are treated as separate performance obligations satisfied at a point in time, if and when those services are rendered.

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

Revenue from the Medicare and Medicaid programs accounted for 57.9%, and 53.3%, of the Company’s revenue for the three months ended March 31, 2020 and 2019, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement.

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

The Company’s service specific revenue recognition policies are as follows:

Home Health Revenue

Medicare Revenue

For Medicare episodes that began after January 1, 2020, net service revenue is recognized in accordance with the Patient Driven Groupings Model (“PDGM”). This new reimbursement structure involves case mix calculation methodology refinements, changes to low-utilization payment adjustment (“LUPA”) thresholds, the elimination of therapy thresholds, a change to the unit of payment from a 60-day episode to a 30-day payment period, and reduction of requests for anticipated payments (“RAPs”) to 20% of the estimated payment for a patient’s initial or subsequent period of care up-front (after the initial assessment is completed and upon initial billing). The RAPs will be completely phased out effective January 1, 2021. Under PDGM, Medicare provides agencies with payments for each 30-day payment period provided to beneficiaries. If a beneficiary is still eligible for care after the end of the first 30-day payment period, a second 30-day payment period can begin. There are no limits to the number of periods of care a beneficiary who remains eligible for the home health benefit can receive. While payment for each 30-day payment period is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a LUPA if the number of visits is below an established threshold that varies based on the diagnosis of a beneficiary; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the period of care; (c) adjustment to the admission source of claim if it is determined that the patient had a qualifying stay in a post-acute care setting within 14 days prior to the start of a 30-day payment period; (d) the timing of the 30-day payment period provided to a patient in relation to the admission date, regardless of whether the same home health provider provided care for

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
the entire series of episodes; (e) changes to the acuity of the patient during the previous 30-day payment period (f) changes in the base payments established by the Medicare program; (g) adjustments to the base payments for case mix and geographic wages; and (h) recoveries of overpayments.

For all episodes that began prior to January 1, 2020, net service revenue was recorded under the Medicare prospective payment system based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) an outlier payment if the patient’s care was unusually costly; (b) a LUPA if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider or transferred from another provider before completing the episode; (d) a payment adjustment based upon the level of covered therapy services; (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare program; (g) adjustments to the base episode payments for case mix and geographic wages; and (h) recoveries of overpayments.

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

In addition to revenue recognized on completed episodes and periods, the Company also recognizes a portion of revenue associated with episodes and periods in progress. Episodes in progress are 30-day payment periods, if the episode started after January 1, 2020, or 60-day episodes of care, if the episode started prior to January 1, 2020, that begin during the reporting period but were not completed as of the end of the period. As such, the Company estimates revenue and recognizes it on a daily basis. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per period of care or episode of care and the Company’s estimate of the average percentage complete based on the scheduled end of period and end of episode dates.

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

Senior Living Revenue

The Company has elected the lessor practical expedient within ASC Topic 842, Leases (“ASC 842”) and therefore recognizes, measures, presents, and discloses the revenue for services rendered under the Company’s senior living residency agreements based upon the predominant component, either the lease or non-lease component, of the contracts. The Company has determined that the services included under the Company’s senior living residency agreements each have the same timing and pattern of transfer. The Company recognizes revenue under ASC 606 for its senior residency agreements, for which it has determined that the non-lease components of such residency agreements are the predominant component of each such contract.

The Company’s senior living revenue consists of fees for basic housing and assisted living care. Accordingly, the Company records revenue when services are rendered on the date services are provided at amounts billable to individual residents. Residency agreements are generally for a term of 30 days, with resident fees billed monthly in advance. For residents under reimbursement arrangements with Medicaid, revenue is recorded based on contractually agreed-upon amounts or rates on a per resident, daily basis or as services are rendered.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
Revenue by payor for the three months ended March 31, 2020 and 2019, is summarized in the following tables:

	Three Months Ended March 31, 2020
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$12,576	$26,680	$—	$39,256	42.7%
Medicaid	1,590	3,329	9,033	13,952	15.2
Subtotal	14,166	30,009	9,033	53,208	57.9
Managed care	7,116	416	—	7,532	8.2
Private and other(a)	5,040	15	26,054	31,109	33.9
Total revenue	$26,322	$30,440	$35,087	$91,849	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

	Three Months Ended March 31, 2019
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$11,370	$19,649	$—	$31,019	39.8%
Medicaid	1,438	2,469	6,597	10,504	13.5
Subtotal	12,808	22,118	6,597	41,523	53.3
Managed care	6,356	320	—	6,676	8.6
Private and other(a)	4,495	20	25,193	29,708	38.1
Total revenue	$23,659	$22,458	$31,790	$77,907	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

Balance Sheet Impact

Included in the Company’s condensed consolidated and combined balance sheets are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities as of March 31, 2020 and 2019, or activity during three months ended March 31, 2020 and 2019.

Accounts receivable as of March 31, 2020 and December 31, 2019 is summarized in the following table:

	March 31, 2020	December 31, 2019
Medicare	$21,252	$17,822
Medicaid	6,841	6,579
Managed care	4,266	4,380
Private and other	3,844	4,079
Accounts receivable, gross	36,203	32,860
Less: allowance for doubtful accounts	(655)	(677)
Accounts receivable, net	$35,548	$32,183

Practical Expedients and Exemptions

As the Company’s contracts with its patients have an original duration of one year or less, the Company uses the practical expedient applicable to its contracts and does not consider the time value of money. Further, because of the short duration of these contracts, the Company has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue. In addition, the Company has applied

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
the practical expedient provided by ASC 340, Other Assets and Deferred Costs (“ASC 340”), and all incremental customer contract acquisition costs are expensed as they are incurred because the amortization period would have been one year or less.

6. BUSINESS SEGMENTS
The Company classifies its operations into the following reportable operating segments: (1) home health and hospice services, which includes the Company’s home health, hospice and home care businesses; and (2) senior living services, which includes the operation of assisted living, independent living and memory care communities. The reporting segments are business units that offer different services and are managed separately to provide greater visibility into those operations. Our Chief Executive Officer and President, who is our Chief Operating Decision Maker (“CODM”), reviews financial information at the operating segment level. We also report an “all other” category that includes general and administrative expense from our Service Center.

As of March 31, 2020, the Company provided services through 65 affiliated home health, hospice and home care agencies, and 53 affiliated senior living operations. The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. The Company’s Service Center provides various services to all lines of business. The Company does not review assets by segment and therefore assets by segment are not disclosed below.

The Company’s Chief Operating Decision Maker (“CODM”) uses Segment Adjusted EBITDAR from Operations as the primary measure of profit and loss for the Company's reportable segments and to compare the performance of its operations with those of its competitors. Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs, (4) transaction costs, (5) redundant and nonrecurring costs associated with the transition services agreement, (6) operating results of closed operations, and (7) net income attributable to noncontrolling interest. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table presents certain financial information regarding our reportable segments, general and administrative expenses are not allocated to the reportable segments and are included in “All Other” for the three months ended March 31, 2020 and 2019:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Three Months Ended March 31, 2020
Revenue	$56,762	$35,087	$—	$91,849
Segment Adjusted EBITDAR from Operations	$9,729	$12,397	$(4,889)	$17,237
Three Months Ended March 31, 2019
Revenue	$46,117	$31,790	$—	$77,907
Segment Adjusted EBITDAR from Operations	$7,271	$12,117	$(4,721)	$14,667

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations above to income from operations:

	Three Months Ended March 31,
	2020	2019
Segment Adjusted EBITDAR from Operations	$17,237	$14,667
Less: Depreciation and amortization	1,021	810
Rent—cost of services	9,706	8,297
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(a)	232	236
Share-based compensation expense(b)	1,956	619
Acquisition related costs(c)	—	38
Spin-off related transaction costs(d)	—	2,990
Transition services costs(e)	50	—
Add: Net income attributable to noncontrolling interest	—	150
Condensed Consolidated and Combined Income from Operations	$4,272	$1,827

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense incurred which is included in cost of services and general and administrative expense.
(c)	Acquisition related costs that are not capitalizable.
(d)	Costs incurred related to the Spin-Off are included in general and administrative expense.
(e)
A portion of the costs incurred under the Transition Services Agreement (as defined in Note 3, Related Party Transactions and Net Parent Investment) identified as redundant or nonrecurring that are included in general and administrative expense. Fees incurred under the Transition Services agreement, net of the Company’s payroll reimbursement, were $1,336 for the three months ended March 31, 2020.

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

2020 Acquisitions

During the three months ended March 31, 2020, the Company expanded its operations with the addition of one home health agency, one hospice agency, and one senior living community. In connection with the addition of the senior living community, the Company entered into a new long-term “triple-net” lease with a subsidiary of Ensign. The Company did not acquire any material assets or assume any material liabilities in connection with the acquisitions of the home health agency and hospice agency. The addition of these operations added a total of 164 operational senior living units to be operated by the Company’s independent operating subsidiaries. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction. The aggregate purchase price for these acquisitions was $2,968.

The fair value of assets for all acquisitions was concentrated in goodwill and as such, these transactions were classified as business combinations in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The purchase price for the business combinations was $2,968, which mostly consisted of goodwill of $1,604 and indefinite-lived intangible assets of $1,363 related to Medicare and Medicaid licenses. The Company anticipates that the majority of total goodwill recognized will be fully deductible for tax purposes. There were no acquisition costs related to the business combinations during the three months ended March 31, 2020.

During the quarter the Company entered into a definitive agreement to form a home health joint venture with Scripps Health, a leading nonprofit integrated health system based in San Diego, California. The finalization of the joint venture is subject to customary closing conditions and is expected to occur in the third quarter of 2020.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

2019 Acquisitions

During the three months ended March 31, 2019, the Company expanded its operations with the addition of one home health agency and one hospice agency. The Company did not acquire any material assets or assume any material liabilities in connection with the acquisitions of the home health agency and hospice agency. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction.

The fair value of assets for all home health, hospice and home care acquisitions was concentrated in goodwill and as such, these transactions were classified as business combinations in accordance with ASC 805. The purchase price for the business combinations was $1,500, which mostly consisted of goodwill of $1,154 and indefinite-lived intangible assets of $346 related to Medicare and Medicaid licenses. The majority of total goodwill recognized is fully deductible for tax purposes. There were no acquisition costs related to the business combinations of home health, hospice, and home care during the three months ended March 31, 2019.

Subsequent Events

The Company expects to close an acquisition in two phases consisting of three affiliated hospice agencies with a significant footprint in Arizona and southern Nevada. The first phase of closing, which consists of two agencies that bolster our operations in Phoenix and expand our geographic offering in northern Arizona, is expected to close on May 16, 2020, while the second phase of closing consists of a hospice agency in Las Vegas, Nevada, which we expect to close on or before July 1 subject to standard closing conditions.

8. PROPERTY AND EQUIPMENT—NET
Property and equipment, net consist of the following:

	March 31, 2020	December 31, 2019
Leasehold improvements	$8,276	$6,621
Equipment	20,364	18,930
Furniture and fixtures	944	877
	29,584	26,428
Less: accumulated depreciation	(12,812)	(11,784)
Property and equipment, net	$16,772	$14,644

Depreciation expense was $1,018 and $796 for the three months ended March 31, 2020 and 2019, respectively. See also Note 7, Acquisitions for information on acquisitions during the three months ended March 31, 2020 and 2019.

9. GOODWILL AND INTANGIBLE ASSETS—NET
The Company tests goodwill during the fourth quarter of each year and also if events or changes in circumstances indicate the occurrence of a triggering event which might indicate there may be impairment. The Company performs its goodwill impairment analysis for each reporting unit that constitutes a component for which (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component, in accordance with the provisions of ASC Topic 350, Intangibles-Goodwill and Other (ASC 350”).

The Company reviews goodwill for impairment by initially considering qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform a quantitative analysis. The Company may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. An impairment loss is recognized for the amount that the carrying amount of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.

The following table represents activity in goodwill by segment as of and for the three months ended March 31, 2020:

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

	Home Health and Hospice Services	Senior Living Services	Total
December 31, 2019	$37,591	$3,642	$41,233
Additions	1,604	—	1,604
March 31, 2020	$39,195	$3,642	$42,837

Other indefinite-lived intangible assets consist of the following:

	March 31, 2020	December 31, 2019
Trade name	$355	$355
Medicare and Medicaid licenses	34,470	33,107
Total	$34,825	$33,462

Definite-lived intangible assets consist of the following:

		March 31, 2020			December 31, 2019
Intangible Assets	Weighted Average Life (Years)	Gross Carrying	Accumulated Amortization	Net	Gross Carrying	Accumulated Amortization	Net
Patient base	0.7	$611	$(611)	$—	$611	$(611)	$—
Customer relationships	2.6	470	(428)	42	470	(425)	45
Total		$1,081	$(1,039)	$42	$1,081	$(1,036)	$45

Amortization expense was $3, and $14 for the three months ended March 31, 2020 and 2019, respectively.

Estimated amortization expense for each of the periods ending December 31 is as follows:

Year	Amount
2020 (Remainder)	$11
2021	14
2022	14
2023	3
$42

10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	March 31, 2020	December 31, 2019
Refunds payable	$2,269	$2,152
Deferred revenue	1,788	1,937
Resident deposits	6,171	6,292
Property taxes	906	1,130
Other	2,915	2,400
Other accrued liabilities	$14,049	$13,911

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

11. DEBT
Long-term debt, net consists of the following:

	March 31, 2020	December 31, 2019
Revolving Credit Facility	$29,000	$20,000
Less: unamortized debt issuance costs(a)	(1,438)	(1,474)
Long-term debt, net	$27,562	$18,526

(a)	Amortization expense for debt issuance costs was $82 for the three months ended March 31, 2020.

On October 1, 2019, Pennant entered into a credit agreement (the “Credit Agreement”), which provides for a revolving credit facility with a syndicate of banks with a borrowing capacity of $75.0 million (the “Revolving Credit Facility”). The interest rates applicable to loans under the Revolving Credit Facility are, at the Company’s election, either (i) Adjusted LIBOR (as defined in the Credit Agreement) plus a margin ranging from 2.5% to 3.5% per annum or (ii) Base Rate plus a margin ranging from 1.5% to 2.5% per annum, in each case based on the ratio of Consolidated Total Net Debt to Consolidated EBITDA (each, as defined in the Credit Agreement). In addition, Pennant will pay a commitment fee on the undrawn portion of the commitments under the Revolving Credit Facility that is estimated to be 0.6% per annum. The Company is not required to repay any loans under the Credit Agreement prior to maturity in 2024, other than to the extent the outstanding borrowings exceed the aggregate commitments under the Credit Agreement. As of March 31, 2020, the Company’s weighted average interest rate on its outstanding debt was 3.9%. As of March 31, 2020, we had availability on our Revolving Credit Facility of $42,987, which is net of outstanding letters of credit of $3,013.

The fair value of the Company’s Revolving Credit Facility approximates carrying value, due to the short-term nature and variable interest rates. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates.

The Credit Agreement is guaranteed, jointly and severally, by certain of the Company’s wholly-owned subsidiaries, and is secured by a pledge of stock of the Company's material independent operating subsidiaries as well as a first lien on substantially all of each material operating subsidiary's personal property. The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of March 31, 2020, the Company was in compliance with all covenants.

12. OPTIONS AND AWARDS

For all periods prior to the Spin-Off, employees of the Company participated in Ensign's stock-based compensation plans. The compensation expense recorded by the Company included the expense associated with these employees, as well as an allocation of stock-based compensation of certain Ensign employees who provided general and administrative services on behalf of the Company.

Outstanding options held by employees of the Company under the Ensign stock plans (collectively the “Ensign Plans”) and outstanding options and restricted stock awards under the Company Subsidiary Equity Plan (together with the Ensign Plans the “Pre-Spin Plans”) were modified and replaced with Pennant awards under the Pennant Plans at the Spin-Off date. Additionally, in connection with the Spin-Off, the Company issued new options and restricted stock awards to Pennant and Ensign employees under the 2019 Omnibus Incentive Plan (the “OIP”) and Long-Term Incentive Plan (the “LTIP”, together referred to as the “Pennant Plans”).

Under the Ensign Plans and the Pennant Plans, stock-based payment awards, including employee stock options, restricted stock awards (“RSA”), and restricted stock units (“RSU” and together with RSA, “Restricted Stock”) are issued based on estimated fair value. The following disclosures represent share-based compensation expense relating to the Ensign and Pennant Plans, including awards to employees of the Company’s subsidiaries, an allocation of costs from employees in the Service Center prior to the Spin-Off, and total share-based compensation after the Spin-Off.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
Total share-based compensation expense for all of the Plans for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Prior to the Spin-Off:
Total share-based compensation	$—	$619
Following the Spin-Off:
Share-based compensation expense related to stock options	289	—
Share-based compensation expense related to Restricted Stock	1,543	—
Share-based compensation expense related to Restricted Stock to non-employee directors	124	—
Total share-based compensation	$1,956	$619

In future periods, the Company expects to recognize approximately $5,474 and $15,051 in share-based compensation expense for unvested stock options and unvested Restricted Stock, respectively, which were outstanding as of March 31, 2020. Future share-based compensation expense will be recognized over 4.4 and 2.5 weighted average years for unvested stock options and Restricted Stock, respectively.

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

The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted after the Spin-Off:

Grant Year	Options Granted	Risk-Free Interest Rate	Expected Life(a)	Expected Volatility(b)	Dividend Yield
2020	169	0.7%	6.5	35.8%	—%

(a)
Under the midpoint method, the expected option life is the midpoint between the contractual option life and the average vesting period for the options being granted. This resulted in an expected option life of 6.5 years for the options granted.

(b)	Because the Company’s equity shares have been traded for a relatively short period of time, expected volatility assumption was based on the volatility of related industry stocks.

For the three months ended March 31, 2020, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2020	169	$18.22	$9.21

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the three months ended March 31, 2020 and therefore, the intrinsic value was $0 at date of grant.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
The following table represents the employee stock option activity during the three months ended March 31, 2020:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
December 31, 2019	1,573	$9.71	607	$4.80
Granted	169	18.22
Exercised	(38)	3.59
March 31, 2020	1,704	$10.69	592	$4.94

Restricted Stock

Under the Pennant Plans, the Company granted Restricted Stock to Pennant employees, Ensign employees, and to non-employee directors. All awards were granted at an issued price of $0 and generally vest between three to five years. A summary of the status of Pennant’s non-vested Restricted Stock, and changes during the period ended March 31, 2020, is presented below:

	Non-Vested Restricted Stock	Weighted Average Grant Date Fair Value
December 31, 2019	1,793	$14.44
Granted	5	27.45
Vested	(22)	12.81
Forfeited	(1)	9.18
March 31, 2020	1,775	$14.49

13. LEASES
The Company’s independent operating subsidiaries lease 53 senior living communities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 21 years. Most of these leases contain renewal options, most involve rent increases and none contain purchase options. The lease term excludes lease renewals because the renewal rents are not at a bargain, there are no economic penalties for the Company to renew the lease, and it is not reasonably certain that the Company will exercise the extension options. As of March 31, 2020, the Company’s independent operating subsidiaries leased 30 communities from subsidiaries of Ensign (the “Ensign Leases”) under a master lease arrangement. The existing leases with subsidiaries of Ensign are generally for initial terms of between 14 to 16 years. In addition to rent, each of the operating companies are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all community maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties.
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

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
The components of operating lease cost, are as follows:

	Three Months Ended March 31,
	2020	2019
Operating Lease Costs:
Facility Rent—cost of services	$8,856	$7,662
Office Rent—cost of services	850	635
Rent—cost of services(a)	$9,706	$8,297

General and administrative expense	$30	$33
Variable lease cost (b)	$1,329	$1,032

(a)	Rent—cost of services includes non-cash lease expense of $38 and $104 for the three months ended March 31, 2020 and 2019, and short-term leases, which are immaterial.
(b)
Represents variable lease cost for operating leases, which costs include property taxes and insurance, common area maintenance, and consumer price index increases, incurred as part of our triple net lease, and which is included in cost of services for the three months ended March 31, 2020 and 2019.

The following table shows the lease maturity analysis for all leases as of March 31, 2020:

Year	Amount
2020 (Remainder)	$28,291
2021	37,410
2022	36,929
2023	36,435
2024	35,773
Thereafter	388,103
Total lease payments	562,941
Less: present value adjustments	(246,589)
Present value of total lease liabilities	316,352
Less: current lease liabilities	(12,975)
Long-term operating lease liabilities	$303,377

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at each lease’s commencement date to determine each lease's operating lease liability. As of March 31, 2020, the weighted average remaining lease term is 15.8 years and the weighted average discount rate is 8.1%.

14. INCOME TAXES
Prior to the date of the Spin-Off, the Company's operations were included in Ensign’s U.S. federal and state income tax returns and all income taxes were paid by Ensign. Additionally, prior to the date of the Spin-Off, income tax expense and other income tax related information contained in the Interim Financial Statements were presented on a separate tax return approach. Under this approach, the provision for income taxes represents income tax paid or payable for the current year plus the change in deferred taxes during the year calculated as if the Company were a stand-alone taxpayer filing hypothetical income tax returns. Management believes that the assumptions and estimates used to determine these tax amounts were reasonable. However, the Interim Financial Statements may not necessarily reflect the Company’s income tax expense or tax payments in the future, or what its tax amounts would have been if the Company had been a stand-alone company during the periods presented.

The Company recorded income tax expense of $889 and $343 during the three months ended March 31, 2020 and 2019, respectively, or 23.0% of earnings before income taxes for the three months ended March 31, 2020, compared to 18.8% for the three months ended March 31, 2019. The effective tax rate for both three month periods includes excess tax benefits from stock-based compensation which were offset by non-deductible expenses including non-deductible compensation.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
15. COMMITMENTS AND CONTINGENCIES
Regulatory Matters - The Company provides services in complex and highly regulated industries. The Company’s compliance with applicable U.S. federal, state and local laws and regulations governing these industries may be subject to governmental review and adverse findings may result in significant regulatory action, which could include sanctions, damages, fines, penalties (many of which may not be covered by insurance), and even exclusion from government programs. The Company is a party to various regulatory and other governmental audits and investigations in the ordinary course of business and cannot predict the ultimate outcome of any federal or state regulatory survey, audit or investigation. While governmental audits and investigations are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The Department of Justice, The Centers for Medicare and Medicaid Services (“CMS”), or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses. The Company believes that it is presently in compliance in all material respects with all applicable laws and regulations.

Cost-Containment Measures - Government and third party payors have instituted cost-containment measures designed to limit payments made to providers of healthcare services, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect the Company.

Indemnities - From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which the Company may be required to indemnify property owners or prior operators for post-transfer environmental or other liabilities and other claims arising from the Company’s use of the applicable premises, (ii) operations transfer agreements, in which the Company agrees to indemnify past operators of agencies and communities the Company acquires against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer, (iii) certain Ensign lending agreements, and (iv) certain agreements with management, directors and employees, under which the subsidiaries of the Company may be required to indemnify such persons for liabilities arising out of their employment relationships. The terms of such obligations vary by contract and, in most instances, a specific or maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on the Company’s consolidated and combined balance sheets for any of the periods presented.

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

In May 2009, Congress passed the Fraud Enforcement and Recovery Act (“FERA”) which made significant changes to the FCA, expanding the types of activities subject to prosecution and whistleblower liability. Following changes by FERA, healthcare providers face significant penalties for the knowing retention of government overpayments, even if no false claim was involved. Providers can now be liable for knowingly and improperly avoiding or decreasing an obligation to pay money or property to the government, including the retention of any government overpayment. The Patient Protection and Affordable Care Act of 2010 (the “ACA”) supplemented FERA by imposing an affirmative obligation on healthcare providers to return an overpayment to CMS within 60 days of “identification” or the date any corresponding cost report is due, whichever is later. According to CMS’s February 12, 2016, final rule with respect to Medicare Parts A and B, providers have an obligation to

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
proactively exercise “reasonable diligence” to identify overpayments. The 60-day clock begins to run after the reasonable diligence period has concluded, which may take, at most, six months from the receipt of credible information. Retention of any overpayment beyond this period may create liability under the FCA. In addition, FERA extended protections against retaliation for whistleblowers, including protections not only for employees, but also contractors and agents. Thus, there is generally no need for an employment relationship in order to qualify for protection against retaliation for whistleblowing.

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

Medicare Revenue Recoupments - The Company is subject to probe reviews relating to Medicare services, billings and potential overpayments by Unified Program Integrity Contractors (“UPIC”), Recovery Audit Contractors (“RAC”), Zone Program Integrity Contractors (“ZPIC”), Program Safeguard Contractors (“PSC”), Supplemental Medical Review Contractors (“SMRC”) and Medicaid Integrity Contributors (“MIC”) programs, each of the foregoing collectively referred to as “Reviews.” As of March 31, 2020, six of the Company’s independent operating subsidiaries had Reviews scheduled, on appeal or in dispute resolution process, both pre- and post-payment. If an operation fails an initial or subsequent Review, the operation could then be subject to extended Review, suspension of payment, or extrapolation of the identified error rate to all billing in the same time period. As of March 31, 2020, and through the filing of this Quarterly Report on Form 10-Q, the Company’s independent operating subsidiaries have responded to the Reviews that are currently ongoing, on appeal or in dispute resolution process and the Company has no probable or estimable contingencies.

Insurance - Prior to the Spin-Off, Ensign was partially self-insured for healthcare, general and professional liability, and workers’ compensation, and historically allocated premium expense to all subsidiaries of Ensign in its accounting records. To reflect all of the insurance costs, quarterly actuary determined adjustments were allocated to the Company based on the proportional historical premium expense. No self-insurance accruals were allocated to the Company as these accruals represent the obligations of Ensign. In connection with the Spin-Off, the Company purchased insurance through a third-party to replace the coverage provided by Ensign’s self-insured policies.

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

Concentrations

Credit Risk - The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s gross receivables from the Medicare and Medicaid programs accounted for approximately 77.6% and 74.3% of its total gross accounts receivable as of March 31, 2020 and December 31, 2019, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 57.9%, and 53.3%, of the Company's revenue for the three months ended March 31, 2020 and 2019, respectively.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
16. SUBSEQUENT EVENTS
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States. Among other provisions, the CARES Act established the Provider Relief Fund (the “PRF”), which allocated $100 billion in relief funds for healthcare providers on the front lines of the coronavirus response. Through May 13, 2020, the Company has received $9,858 from the PRF. HHS requires fund recipients to confirm receipt of funds and attest to acceptance of HHS’s terms and conditions within 45 days’ receipt of funds. If a provider does not agree to the terms and conditions, the provider must return the funds. The Company is holding these funds itemized in a segregated account and will not spend or otherwise disperse them while the Company carefully evaluates their terms and conditions to determine if it in the best interest of the Company to accept them.

The CARES Act also expanded CMS’s ability to provide accelerated/advance payments intended to increase the cash flow of healthcare providers and suppliers impacted by COVID-19. Through the date of filing, the Company has applied for and received $27,997 in advance payments. These funds are subject to automatic recoupment through offsets to new claims beginning 120 days after payment issuance. Full repayment of advanced funds must be completed within 210 days from payment issuance.

The CARES Act also temporarily suspends the 2% sequestration payment adjustment on Medicare reimbursements. This mean that the Company expects a 2% payment increase in Medicare reimbursements with dates of service from May 1, 2020, through December 31, 2020.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the Interim Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Quarterly Report”). The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), which discusses our business and related risks in greater detail, as well as subsequent reports we may file from time to time on Forms 10-K, 10-Q and 8-K, for additional information. The section entitled “Risk Factors” filed within our 2019 Annual Report describes some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Quarterly Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

        This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report. In addition to the Risk Factors included in our 2019 Annual Report, see Item 1A., Risk Factors, for additional risks related to this Quarterly Report.

Special Note About Forward-Looking Statements

        This Quarterly Report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “might,” “will,” “should,” “could,” “seeks,” “approximately,” “goals,” “future,” “projects,” “predicts,” “guidance,” “target,” “intends,” “plans,” “estimates,” “anticipates”, the negative version of these words or other comparable words. Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the benefits resulting from the Spin-Off, the effects of competition and the effects of future legislation or regulations and other non-historical statements. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 outbreak. The developments with respect to the spread of COVID-19 and its impacts have been occurring so rapidly and because of the unprecedented nature of the pandemic, we are unable to predict the extent and duration of the adverse financial impact of COVID-19 on our business, financial condition and results of operations. While we are not able to estimate the full impact of the COVID-19 outbreak on our financial condition and future results of operations, we expect that this situation will have an adverse effect on our reported results for our second fiscal quarter of 2020 and possibly beyond.

        The risk factors discussed in this Quarterly Report and our 2019 Annual Report under the heading “Risk Factors,” could cause our results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•uncertainties related to the COVID-19 outbreak;
•federal and state changes to, or delays receiving, reimbursement and other aspects of Medicaid and Medicare;
changes in the regulation of the healthcare services industry;
•increased competition for, or a shortage of, skilled personnel;
•government reviews, audits and investigations of our business;
•changes in federal and state employment related laws;
•compliance with state and federal employment, immigration, licensing and other laws;
•competition from other healthcare providers;
•actions of national labor unions;
•the leases of our affiliated senior living communities;
•inability to complete future community or business acquisitions and failure to successfully integrate acquired communities and businesses into our operations;
•general economic conditions;
•security breaches and other cyber security incidents;
•the performance of the financial and credit markets;
•uncertainties related to our ability to realize the anticipated benefits of the Spin-Off; and
•uncertainties related to our ability to obtain financing or the terms of such financing;

        Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any forward-looking statements in this Quarterly Report. Although we may from time to time voluntarily update our prior forward-looking statements, we disclaim any commitment to do so except as required by applicable securities laws.

Overview

We are a leading provider of high-quality healthcare services to patients of all ages, including the growing senior population, in the United States. We strive to be the provider of choice in the communities we serve through our innovative operating model. We operate in multiple lines of businesses including home health, hospice and senior living services across Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. As of March 31, 2020, our home health and hospice business provided home health, hospice and home care services from 65 agencies operating across these 14 states, and our senior living business operated 53 senior living communities throughout six states.

The following table summarizes our affiliated home health and hospice agencies and senior living communities as of:

	December 31,								March 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020
Home health and hospice agencies	10	16	25	32	39	46	54	63	65
Senior living communities	10	12	15	36	36	43	50	52	53
Senior living units	1,034	1,256	1,587	3,184	3,184	3,434	3,820	3,963	4,127
Total number of home health, hospice, and senior living operations	20	28	40	68	75	89	104	115	118

COVID-19

Since its discovery in December 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19 (“COVID-19”), has spread from China to many other countries, including the United States. The outbreak has been declared to be a pandemic by the World Health Organization, and the United States Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. Additionally, the United States Centers for

Disease Control and Prevention has stated that older adults are at a higher risk for serious illness from COVID-19. As a result of the COVID-19 outbreak, we have taken necessary precautions to prevent and/or minimize spread of the virus to our patients and our residents.

We have been, and we expect to continue to be, impacted by a number of factors that may cause actual results to differ from our historical results or current expectations. Due to the pandemic, the results presented in this report are not necessarily indicative of future operating results. The situation surrounding COVID-19 remains fluid. We are actively managing our response in collaboration with customers, government officials, team members and business partners and assessing potential impacts to our financial position and operating results, as well as adverse developments in our business.

Operational Response

We are closely monitoring the impact of COVID-19 on all aspects of our business and geographies, including how it impacts and will impact our patients, residents, team members, vendors and business partners. While we did not experience material disruptions during the three months ended March 31, 2020 in connection with the COVID-19 outbreak, we expect that its impact on future periods will be more significant. We are unable to predict the extent of the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties. These uncertainties include the severity of the virus, the duration of the outbreak, and governmental, business or other actions (which could include limitations on our operations or mandates to provide services to our patients and communities). Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, as well as other unanticipated consequences remain unknown.

During the second half of March 2020, we began experiencing a decrease in census at our home health agencies and a slight decrease in occupancy at our senior living communities, while our hospice census remained relatively flat through the month. Beginning in April 2020, we experienced a more significant decrease in census at our home health agencies, which was driven in large part by the delay of elective medical procedures that would be require in-home care after the procedure. Also, in April 2020, in our senior living communities, in-person tours have been replaced with virtual tours. While new residents continue to move in, it is at a lower rate than in recent months. Move outs have also slowed as compared to recent months, resulting in our senior living occupancy slightly decreasing due to a greater number of move outs net of move ins. We expect these downward trends in census and occupancy to continue during the second quarter and potentially into the second half of the year until restrictions related to the COVID-19 outbreak are lifted across the geographies we serve. However, we cannot be sure when the census and occupancy trends will stabilize or improve.

We expect increased labor costs due to increased overtime or premium pay and the increased need for temporary labor to supplement our existing staffing as our front line employees may become to work while awaiting the results of COVID-19 tests or as they recover from a COVID-19 infection. Furthermore, we expect increased expenses for medical supplies due to the need for more personal protective equipment (“PPE”) as part of our strict infection control procedures. In an effort to counteract the aforementioned increased costs, we have reduced spending on labor at our service centers, non-essential supplies, travel costs and all other discretionary items, and we have delayed non-essential capital expenditure projects. We are monitoring the ongoing impact of the actions to our revenues and expenses. However, the extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others.

As a result of COVID-19, we have enhanced our infection control procedures in accordance with guidance from Centers for Medicare & Medicaid Services (“CMS”) along with other state and federal agencies to protect our patients, residents, and staff. The infection control guidance from CMS and other agencies continues to evolve. We frequently update our infection control procedures. Our operating subsidiaries have followed guidelines from CMS, the Centers for Disease Control (“CDC”) and other federal or state agencies regarding infection control, including recommended screening and isolation protocols, increased PPE usage and systems for addressing local needs related to supplies, staffing and communication with families, patients and local health agencies.

Our new strict infection controls procedures are driving increased use of PPE. We are actively monitoring our PPE usage to determine our needs and institute proper protocols. While we have been able to maintain levels of PPE through our purchasing efforts and the decontamination and subsequent reuse of equipment, we continue to experience some delays and difficulties obtaining new supplies and, in some cases, have seen substantial price increases for PPE. As part of our efforts to ensure that we have an adequate supply of PPE, we have engaged a leadership team to actively seek out local, national, and international suppliers. However, if we are unable to obtain adequate PPE at reasonable cost or without reasonable delay, we may need to adjust the scope of our services including the acceptance of new COVID-19 patients and housing of our residents.

Financial Response

In light of the uncertainty surrounding the coronavirus, we have implemented several precautionary measures to limit the financial impact to our operations and provide financial flexibility in light of the uncertainty surrounding the pandemic. We have altered the normal payment pattern on our Revolving Credit Facility allowing us to build our cash position and strengthen our liquidity to weather unforeseen capital constraints. We have also implemented cost control measures such as reduced spending on labor in our operations and service centers, non-essential supplies, travel costs and all other discretionary items, and we have delayed non-essential capital expenditure projects. For further discussion on our financial response, please see Liquidity and Capital Resources below. We believe we have adequately adjusted our operations to maintain the financial health of our business based on current revenue and expenses.

The Spin-Off Transaction

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

Recent Activities

Acquisitions. During the three months ended March 31, 2020, we expanded our operations through the acquisition of one senior living community, one home health agencies, one hospice agencies. In connection with these acquisitions, we did not assume any known or unknown liabilities related to pre-closing dates of service. The addition of these operations added a total of 164 senior living units to be operated by our independent operating subsidiaries. We entered into a separate operations transfer agreement with the prior operator as part of each transaction. The aggregate purchase price for these acquisitions was $3.0 million. For further discussion of our acquisitions, see Note 7, Acquisitions, in the Notes to the Interim Financial statements.

Trends

As discussed more above under COVID-19, in the second half of March 2020 we experienced a slight decrease in home health admits and senior living occupancy due to the complications created by the pandemic. We expect these trends in census and occupancy to continue during the second quarter and potentially into the second half of the year, until COVID-19 related restrictions are lifted, but we cannot be sure when they will stabilize or improve. For further discussion of trends related to COVID-19, see ”COVID-19” above.

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

Government Regulation

We have disclosed under the heading “Government Regulation” in our 2019 Annual Report, filed with the SEC on March 4, 2020, a summary of regulation that we believe materially affects our business, financial condition or results of operations. After the time of the filing of our 2019 Annual Report on March 4, 2020, the following regulations have been proposed or enacted.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act and subsequent regulatory actions include provisions which provide cash payments and other resources to help individuals, small businesses, state and local governments and hospitals and other healthcare providers including targeted tax relief. The CARES Act provides $100 billion in relief funds to hospitals and other healthcare providers on the front lines of the coronavirus response known as the Provider Relief Fund (the “PRF”). This funding will be used to support healthcare-related expenses or lost revenue attributable to COVID-19 and to ensure uninsured Americans can get testing and treatment for COVID-19. Of the $100 billion, $50 billion of the PRF has been allocated for general distribution to Medicare facilities and providers impacted by COVID-19, based on eligible providers' 2018 net patient revenue. Providers who receive funds from the general distribution have to sign an attestation confirming receipt of funds and agree to the terms and conditions of payment and confirm the CMS cost report. The terms and conditions include other measures to help prevent fraud and misuse of the funds. All recipients will be required to submit documents sufficient to ensure that these funds were used for healthcare-related expenses or lost revenue attributable to coronavirus. Recipients have 45 days to complete the confirmation of the receipt of funds and corresponding attestation or return the funds.

The CARES Act also contains provisions for accelerated or advance Medicare payments to provide supporting cash flow to providers and suppliers combating the effects of the COVID-19 pandemic. This program required a one-page application and funds were made available as soon as seven days after completion of the application. These payments are subject to automatic recoupment through claims offsets beginning 120 days after payment issuance and must be repaid within 210 days from receipt of the advance payment.

The CARES Act temporarily suspends the 2% sequestration payment adjustment on Medicare fee-for-service payment beginning May 1, 2020 until December 31, 2020. The CARES ACT payroll tax deferral program allows employers to defer the deposit and payment of the employer’s portion of social security taxes that otherwise would be due between March 27, 2020, and December 31, 2020. The law permits employers instead to deposit half of these deferred payments by the end of 2021 and the other half by the end of 2022.

On April 10, 2020, CMS issued a proposed rule that would update the fiscal year 2021 hospice payment rates, wage index and cap amount. The proposed rule calls for a 2.6% increase in hospice payment rates for fiscal year 2021. The proposed hospice payment update percentage for FY 2021 is based on the current estimate of the inpatient hospital market basket update of 3.0% reduced by the multifactor productivity adjustment of 0.4%. Hospices that fail to meet quality reporting requirements receive a 2.0% reduction to the annual market basket update for the year. Further, the proposed hospice cap amount for the fiscal year 2021 cap year will be $30,743.86, which is equal to the fiscal year 2020 cap amount of $29,964.78, updated by the proposed fiscal year 2021 hospice payment update percentage of 2.6%. In addition to proposed payment updates, the rule proposes to adopt the most recent Office of Management and Budget (OMB) statistical area delineations and apply a 5.0% cap on wage index decreases; and proposes to sunset the Service Intensity Add-on (SIA) budget neutrality factor.

On April 23, 2020, the Paycheck Protection Program and Health Care Enhancement Act (the “Enhancement Act”) was signed into law. The Enhancement Act provides an additional $484 billion relief package to augment certain provisions of the CARES Act, including providing an additional $75 billion to be allocated by HHS for healthcare-related expenses and lost revenue attributable to COVID-19. These funds are in addition to the $100 billion that the CARES Act previously set aside for eligible healthcare providers. While the statutory language of the Enhancement Act mirrors that of the CARES Act, there are few additional details available to determine how the allocation of these additional funds will be made by HHS and on what terms or conditions.

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
The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Home health services:
Total home health admissions	6,136	5,440
Total Medicare home health admissions	2,809	2,603
Average Medicare revenue per 60-day completed episode	$3,091	$2,966
Hospice services:
Total hospice admissions	1,676	1,334
Average hospice daily census	1,871	1,415
Hospice Medicare revenue per day	$163	$163

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
The following table summarizes our senior living statistics for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Occupancy	80.2%	79.8%
Average monthly revenue per occupied unit	$3,206	$3,121

Revenue Sources

Home Health and Hospice Services

Home Health. We derive the majority of our home health revenue from Medicare and managed care. The Medicare payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. For Medicare episodes that began prior to January 1, 2020, home health agencies were reimbursed under the Medicare HH PPS, while Medicare periods of care that began on or after that date are reimbursed under the Patient-Driven Groupings Model (“PDGM”) methodology. Under PDGM, Medicare provides agencies with payments for each 30-day period of care provided to beneficiaries. If a beneficiary is still eligible for care after the end of the first 30-day payment period, a second 30-day payment period can begin. There are no limits to the number of periods of care a beneficiary who remains eligible for the home health benefit can receive. While payment for each 30-day period of care is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits is below an established threshold that varies based on the diagnosis of a beneficiary; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the period of care; (c) adjustment to the admission source of claim if it is determined that the patient had a qualifying stay in a post-acute care setting within 14 days prior to the start of a 30-day payment period; (d) the timing of the 30-day payment period provided to a patient in relation to the admission date, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes to the acuity of the patient during the previous 30-day period of care (f) changes in the base payments established by the Medicare program; (g) adjustments to the base payments for case mix and geographic wages; and (h) recoveries of overpayments. For further detail regarding PDGM see the Government Regulation section of our 2019 Annual Report.

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

CMS has established a two-tiered payment system for RHC. Hospices are reimbursed at a higher rate for RHC services provided from days of service one through 60 and a lower rate for all subsequent days of service. CMS also provided for a Service Intensity Add-On, which increases payments for certain RHC services provided by registered nurses and social workers to hospice patients during the final seven days of life.

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

Senior Living Services. As of March 31, 2020, we provided assisted living, independent living and memory care services at 53 communities. Within our senior living operations, we generate revenue primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on Interim Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the Interim Financial Statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis we review our judgments and estimates, including but not limited to those related to revenue, cost allocations, leases, intangible assets, goodwill, and income taxes. We base our estimates and judgments upon our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty, and actual results could differ materially from the amounts reported. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, within the Interim Financial Statements for further information on our critical accounting estimates and policies, which are as follows:

•Revenue recognition - The estimate of variable considerations to arrive at the transaction price, including methods and assumptions used to determine settlements with Medicare and Medicaid payors or retroactive adjustments due to audits and reviews;
•Cost allocation - The Interim Financial Statements include allocations of costs for certain shared services provided to the Company by Ensign subsidiaries prior to the spin-off on October 1, 2019. These costs were allocated to the Company on a basis of revenue, location, employee count, or other measures;
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

Recent Accounting Pronouncements

        Information concerning recently issued accounting pronouncements are included in Note 2, Basis of Presentation and Summary of Significant Accounting Policies in the Interim Financial Statements.

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Total revenue	100.0%	100.0%
Expense:
Cost of services	76.4	75.4
Rent—cost of services	10.6	10.7
General and administrative expense	7.2	10.6
Depreciation and amortization	1.1	1.0
Total expenses	95.3	97.7
Income from operations	4.7	2.3
Other income (expense):
Interest expense, net	(0.5)	—
Income before provision for income taxes	4.2	2.3
Provision for income taxes	1.0	0.4
Net income	3.2	1.9
Less: net income attributable to noncontrolling interest	—	0.2
Net income attributable to Pennant	3.2%	1.7%

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Consolidated and Combined GAAP Financial Measures:
Total revenue	$91,849	$77,907
Total expenses	$87,577	$76,080
Income from operations	$4,272	$1,827

The following table presents certain financial information regarding our reportable segments. General and administrative expenses are not allocated to the reportable segments and are included in “All Other”:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Three Months Ended March 31, 2020
Revenue	$56,762	$35,087	$—	$91,849
Segment Adjusted EBITDAR from Operations	$9,729	$12,397	$(4,889)	$17,237
Three Months Ended March 31, 2019
Revenue	$46,117	$31,790	$—	$77,907
Segment Adjusted EBITDAR from Operations	$7,271	$12,117	$(4,721)	$14,667

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations above to income from operations:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Segment Adjusted EBITDAR from Operations(a)	$17,237	$14,667
Less: Depreciation and amortization	1,021	810
Rent—cost of services	9,706	8,297
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(b)	232	236
Share-based compensation expense(c)	1,956	619
Acquisition related costs(d)	—	38
Spin-off related transactions costs(e)	—	2,990
Transition services costs(f)	50	—
Add: Net income attributable to noncontrolling interest	—	150
Income from Operations	$4,272	$1,827

(a)	Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding the interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs, (4) transaction costs, (5) redundant and nonrecurring costs associated with the transition services agreement, (6) operating results of closed operations, and (7) net income attributable to noncontrolling interest. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company’s Chief Operating Decision Maker (“CODM”) uses Segment Adjusted EBITDAR from Operations as the primary measure of profit and loss for the Company's reportable segments and to compare the performance of its operations with those of its competitors. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(b)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(c)	Share-based compensation expense incurred which is included in cost of services and general and administrative expense.
(d)	Acquisition related costs that are not capitalizable.
(e)	Costs incurred related to the Spin-Off are included in general and administrative expense.
(f)
A portion of the costs incurred under the Transition Services Agreement (as defined in Note 3, Related Party Transactions and Net Parent Investment) identified as redundant or nonrecurring that are included in general and administrative expense. Fees incurred under the Transition Services agreement, net of the Company’s payroll reimbursement, were $1,336 for the three months ended March 31, 2020.

Performance and Valuation Measures:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Consolidated and Combined Non-GAAP Financial Measures:
Performance Metrics
Consolidated and Combined EBITDA	$5,293	$2,487
Consolidated and Combined Adjusted EBITDA	$7,544	$6,376
Valuation Metric
Consolidated Adjusted EBITDAR	$17,237

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Segment Non-GAAP Measures:(a)
Segment Adjusted EBITDA from Operations
Home health and hospice services	$8,892	$6,642
Senior living services	$3,541	$4,455

(a)	General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss.

The tables below reconcile Consolidated and Combined Net Income to Consolidated and Combined EBITDA, and Consolidated Adjusted EBITDAR for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Consolidated and Combined Net income	$2,980	$1,484
Less: Net income attributable to noncontrolling interest	—	150
Add: Provision for income taxes (benefit)	889	343
Net interest expense	403	—
Depreciation and amortization	1,021	810
Consolidated and Combined EBITDA	5,293	2,487
Adjustments to Consolidated and Combined EBITDA
Add: Costs at start-up operations(a)	232	236
Share-based compensation expense(b)	1,956	619
Acquisition related costs(c)	—	38
Spin-Off related transaction costs(d)	—	2,990
Transition services costs(e)	50	—
Rent related to item (a) above	13	6
Consolidated and Combined Adjusted EBITDA	7,544	6,376
Rent—cost of services	9,706	8,297
Rent related to item (a) above	(13)	(6)
Adjusted rent—cost of services	9,693	8,291
Consolidated Adjusted EBITDAR	$17,237

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense incurred which is included in cost of services and general and administrative expense.
(c)	Acquisition related costs that are not capitalizable.
(d)	Costs incurred related to the Spin-Off are included in general and administrative expense.
(e)
A portion of the costs incurred under the Transition Services Agreement (as defined in Note 3, Related Party Transactions and Net Parent Investment) identified as redundant or nonrecurring that are included in general and administrative expense. Fees incurred under the Transition Services agreement, net of the Company’s payroll reimbursement, were $1,336 for the three months ended March 31, 2020.

The table below reconciles Segment Adjusted EBITDAR from Operations to Segment Adjusted EBITDA from Operations for the periods presented:

	Three Months Ended March 31,
	Home Health and Hospice		Senior Living
	2020	2019	2020	2019
	(In thousands)
Segment Adjusted EBITDAR from Operations	$9,729	$7,271	$12,397	$12,117
Less: Rent—cost of services	850	635	8,856	7,662
Rent related to start-up operations	(13)	(6)	—	—
Segment Adjusted EBITDA from Operations	$8,892	$6,642	$3,541	$4,455

The following discussion includes references to certain performance and valuation measures, which are non-GAAP financial measures, including Consolidated and Combined EBITDA, Consolidated and Combined Adjusted EBITDA, Segment Adjusted EBITDA from Operations, and Consolidated Adjusted EBITDAR (collectively, “Non-GAAP Financial Measures”). Non-GAAP Financial Measures are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. Non-GAAP Financial Measures reflect an additional way of viewing aspects of our operations and company that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, we believe can provide can provide a more comprehensive understanding of factors and trends affecting our business.

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
•they help investors evaluate and compare the results of our operations from period to period by removing the impact of our asset base and capital structure from our operating results; and
•Consolidated Adjusted EBITDAR is used by investors and analysts in our industry to value the companies in our industry without regard to capital structures.

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

We also establish compensation programs and bonuses for our leaders that are partially based upon the achievement of Consolidated Adjusted EBITDAR targets.

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
•in the case of Consolidated Adjusted EBITDAR, it does not reflect rent expenses, which are normal and recurring operating expenses that are necessary to operate our leased operations;
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

We strongly encourage investors to review the Interim Financial Statements, included in this Quarterly Report in their entirety and to not rely on any single financial measure. Because these Non-GAAP Financial Measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. These Non-GAAP Financial Measures should not be considered a substitute for, nor superior to, financial results and measures determined or calculated in accordance with GAAP. We strongly urge you to review the reconciliation of income from operations to the Non-GAAP Financial Measures in the table presented above, along with the Interim Financial Statements and related notes included elsewhere in this Quarterly Report.

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

Valuation Measure:

Consolidated Adjusted EBITDAR

We use Consolidated Adjusted EBITDAR as one measure in determining the value of prospective acquisitions. It is also a measure commonly used by us, research analysts and investors to compare the enterprise value of different companies in the healthcare industry, without regard to differences in capital structures. Additionally, we believe the use of Consolidated Adjusted EBITDAR allows us, research analysts and investors to compare operational results of companies with operating and finance leases. A significant portion of finance lease expenditures are recorded in interest, whereas operating lease expenditures are recorded in rent expense.

This measure is not displayed as a performance measure as it excludes rent expense, which is a normal and recurring operating expense and, as such, does not reflect our cash requirements for leasing commitments. Our presentation of Consolidated Adjusted EBITDAR should not be construed as a financial performance measure.

The adjustments made and previously described in the computation of Consolidated Adjusted EBITDA are also made when computing Consolidated Adjusted EBITDAR. We calculate Consolidated Adjusted EBITDAR by excluding rent-cost of services and rent related to start up operations from Consolidated Adjusted EBITDA.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Revenue

	Three Months Ended March 31,
	2020		2019
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health(a)	$21,444	23.4%	$19,545	25.1%
Hospice	30,440	33.1	22,458	28.8
Home care and other(b)	4,878	5.3	4,114	5.3
Total home health and hospice services	56,762	61.8	46,117	59.2
Senior living services	35,087	38.2	31,790	40.8
Total revenue	$91,849	100.0%	$77,907	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.
(b)	Revenue under the PDGM reimbursement model accounted for $11.4 million or 53.2% of our home health revenue during the three months ended March 31, 2020.

Our condensed consolidated and combined revenue increased $13.9 million, or 17.9%. We experienced growth of $6.1 million from increased operational performance in our Home Health and Hospice and Senior Living segments as detailed below. Revenue from acquired operations resulted in adding $7.8 million or 10.0% during the three months ended March 31, 2020.

Home Health and Hospice Services

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$21,444	$19,545	$1,899	9.7%
Hospice services	30,440	22,458	7,982	35.5
Home care and other	4,878	4,114	764	18.6
Total home health and hospice revenue	$56,762	$46,117	$10,645	23.1%

	Three Months Ended March 31,
	2020	2019	Change	% Change
Home health services:
Total home health admissions	6,136	5,440	696	12.8%
Total Medicare home health admissions	2,809	2,603	206	7.9
Average Medicare revenue per 60-day completed episode	$3,091	$2,966	$125	4.2
Hospice services:
Total hospice admissions	1,676	1,334	342	25.6
Average daily census	1,871	1,415	456	32.2
Hospice Medicare revenue per day	$163	$163	$—	—
Number of home health and hospice agencies at period end	65	56	9	16.1%

Home health and hospice revenue increased $10.6 million, or 23.1%. Medicare and managed care revenue increased $9.1 million, or 24.1%. Revenue grew due to improvement in all key metrics listed above, primarily driven by increases in home health admissions of 12.8%, offset by an increase in discharges, and an increase in hospice average daily census of 32.2%. Growth was partially driven by the addition of nine home health, hospice and home care operations between March 31, 2019 and March 31, 2020, resulting in an increase of $6.7 million or 14.5% overall.

Senior Living Services

	Three Months Ended March 31,
	2020	2019	Change	% Change

Revenue (in thousands)	$35,087	$31,790	$3,297	10.4%
Number of communities at period end	53	50	3	6.0%
Occupancy	80.2%	79.8%	0.4%
Average monthly revenue per occupied unit	$3,206	$3,121	$85	2.7%

Senior living revenue increased $3.3 million, or 10.4%, for the three months ended March 31, 2020 compared to the same period in the prior year due to increased performance in occupancy and average monthly rent with an increase of $1.1 million or 3.4% in revenue from the addition of three senior living communities between March 31, 2019 and March 31, 2020.

Cost of Services

The following table sets forth total cost of services by each of our reportable segments for the periods indicated:

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(In thousands)
Home Health and Hospice	$47,388	$38,979	$8,409	21.6%
Senior Living	22,801	19,750	3,051	15.4%
Total cost of services	$70,189	$58,729	$11,460	19.5%

Consolidated and combined cost of services increased $11.5 million or 19.5%. Cost of services as a percentage of revenue increased by 1.0% to 76.4% for the three months ended March 31, 2020. The company incurred $0.3 million of COVID-19 related costs and supplies for the three months ended March 31, 2020.

Home Health and Hospice Services

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(In thousands)
Cost of service	$47,388	$38,979	$8,409	21.6%
Cost of services as a percentage of revenue	83.5%	84.5%	(1.0)%

Cost of services related to our home health and hospice services segment increased $8.4 million, or 21.6%, primarily due to increased volume of services. Cost of services as a percentage of revenue for the three months ended March 31, 2020 decreased 1.0% compared to the three months ended March 31, 2019, from focusing on managing treatment and services effectively under the new PDGM reimbursement model.

Senior Living Services

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(In thousands)
Cost of service	$22,801	$19,750	$3,051	15.4%
Cost of services as a percentage of revenue	65.0%	62.1%	2.9%

Cost of services related to our senior living services segment increased $3.1 million, or 15.4%, and by 2.9% as a percent of revenue as a result of the increase in costs associated with newly acquired communities and additional field-based resources to support our growing infrastructure. Our acquisition focus is to opportunistically acquire underperforming operations. Historically, we generally experience higher cost of services at newly acquired operations; therefore, we anticipate fluctuation in cost of services as a percentage of revenue during years of acquisition growth.

Rent—Cost of Services. While actual rent increased from $8.3 million to $9.7 million in the three months ended March 31, 2020, primarily as a result of acquisitions and through certain lease modifications which occurred in connection with the Spin-Off, rent as a percentage of total revenue decreased slightly from 10.7% to 10.6% in the three months ended March 31, 2020, as the growth in revenue outpaced the increase in rent expense.

General and Administrative Expense. Our general and administrative expense decreased from 10.6% to 7.2% as a percentage of revenue, or from $8.2 million to $6.7 million, primarily due to transaction related costs of $3.0 million incurred during the three months ended March 31, 2019 related to the Spin-Off. The impact of removing the transaction costs in 2019 was partially offset by additional share based compensation of $1.3 million for the three months ended March 31, 2020.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat as a percentage of total revenue.

Provision for Income Taxes. Our effective tax rate for the three months ended March 31, 2020 was 23.0% of earnings before income taxes. Our effective tax rate decreased from our statutory tax rate by approximately 4.7% as a result of excess tax benefits from stock-based compensation and increased by approximately 2.2% as a result of non-deductible expenses. Our effective tax rate for the three months ended March 31, 2019 was 18.8% of earnings before income taxes. Our effective tax rate decreased from our statutory tax rate by approximately 6.2% as a result of excess tax benefits from stock-based compensation and increased by approximately 1.1% as a result of non-deductible expenses. See Note 14, Income Taxes, to the Interim Financial Statements included elsewhere in this Quarterly Report filed on Form 10-Q for further discussion.

Liquidity and Capital Resources

Prior to the Spin-Off, we participated in a cash management arrangement with Ensign with the net activity of cash reflected in the Net Parent Investment. Following the Spin-Off, we no longer participate in this cash management arrangement with Ensign. Our primary sources of liquidity are net cash provided by operating activities and borrowings under our revolving credit facility.

Revolving Credit Facility

On October 1, 2019, Pennant entered into a credit agreement (the “Credit Agreement”), which provides for a revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks with a borrowing capacity of $75.0 million. The Revolving Credit Facility is not subject to interim amortization and the Company will not be required to repay any loans under the Revolving Credit Facility prior to maturity in 2024. The Company is permitted to prepay all or any portion of the loans under the Revolving Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders.

The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of March 31, 2020, the Company was in compliance with all covenants.

As of March 31, 2020 we had $4.8 million of cash and $43.0 million of available borrowing capacity on our Revolving Credit Facility.

The CARES Act and COVID-19 Capital Considerations

The events surrounding COVID-19 have impacted our business. In the second half of March 2020 and since, our cash flow has experienced a slight decrease as our home health admits have slowed and our senior living occupancy has decreased in response to government orders such as the ban on elective procedures and limitation on visits and in-person tours at our communities. The impact to cash flows has not been material so far and we do not expect a material decrease based on information available, although it is impossible to predict the length and severity of the pandemic and whether governmental relief and our financial measures will provide sufficient liquidity until circumstances improve. As a result of the pandemic, there have been a number of attempts by governmental bodies to provide financial assistance and regulatory support, and we have instituted several financial measures intended to build our cash position and provide financial flexibility in light of the uncertainty surrounding the pandemic.

Subsequent to March 31, 2020, the Company received $9.9 million from the PRF established by the CARES Act. The Company is holding these funds itemized in a segregated account and will not spend or otherwise disperse them while the Company carefully evaluates their terms and conditions to determine if it in the best interest of the Company to accept them. At this time, the Company cannot reasonably estimate what portion, if any, of the remaining funds received from the PRF will ultimately be available to offset lost revenue and increased expenses associated with the COVID-19 pandemic. The CARES Act also expanded CMS’s ability to provide accelerated/advance payments intended to increase the cash flow of healthcare providers and suppliers impacted by COVID-19. Through the date of filing, the Company has applied for and received $28.0 million. These payments are subject to automatic recoupment through offsets to new claims beginning 120 days after payment issuance and ending no later than 210 days from payment issuance. The Company used these payments to reduce the outstanding balance on the Company’s line of credit by $19.0 million. The CARES Act also temporarily suspends the 2%

sequestration payment adjustment on Medicare fee-for-service payment, meaning we expect to see a 2% payment increase on Medicare claims with dates of service from May 1, 2020, through December 31, 2020. For additional information on the CARES Act, see Note 16, Subsequent Events, and “Government Regulation” above.

In addition to relief provided by the CARES Act and other legislative and regulatory assistance, we have implemented cost control measures such as reduced spending on labor in our operations at our service centers, non-essential supplies, travel costs and all other discretionary items, and we have delayed non-essential capital expenditure projects. The continued impact of COVID-19 on our liquidity and financial resources is uncertain. We are monitoring the ongoing impact of these actions to our revenues and expenses. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others.

We believe that our existing cash, cash equivalents, cash generated through operations and our access to financing facilities, together with funding through third-party sources such as commercial banks, will be sufficient to fund our operating activities and growth needs, and provide adequate liquidity for the next twelve months.

The following table presents selected data from our combined statement of cash flows for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash provided by/ (used in) operating activities	$2,090	$(1,413)
Net cash used in investing activities	(6,772)	(2,565)
Net cash provided by financing activities	9,112	3,978
Net increase in cash	4,430	—
Cash at beginning of year	402	41
Cash at end of year	$4,832	$41

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Our net cash provided by operating activities for the three months ended March 31, 2020 increased by $3.5 million. The increase was primarily due to an increase in net income as a result of reduced general and administrative expense related to the absence of Spin-Off related transaction costs in the current quarter.

Our net cash used in investing activities for the three months ended March 31, 2020 increased by $4.2 million compared to the three months ended March 31, 2019. This use of cash is primarily attributable to our spending on business and asset acquisitions which increased by $1.5 million, and an increase in capital expenditure spending of $2.0 million in support of establishing post Spin-Off stand-alone systems.

        Our net cash provided by financing activities increased by approximately $5.1 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to an increase in net borrowings on our revolving credit facility of $9.1 million, offset by $4.0 million in cash from Net Parent Investment with Ensign in the prior year.

Contractual Obligations, Commitments and Contingencies

	2020	2021	2022	2023	2024	Thereafter	Total
	(In thousands)
Operating lease obligation(a)	$28,291	$37,410	$36,929	$36,435	$35,773	$388,103	$562,941
Long-term debt(b)	—	—	—	—	29,000	—	29,000
Interest payments on long-term debt(c)	1,124	1,497	1,497	1,497	1,124	—	6,739
Total	$29,415	$38,907	$38,426	$37,932	$65,897	$388,103	$598,680

(a)	Lease amounts include minimum rental payments under our non-cancelable operating leases. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases. In connection with the Spin-Off, we amended our master lease agreements with Ensign and certain other landlords.
(b)	Assumes all long-term debt is outstanding until scheduled maturity.
(c)
Interest payments on long-term debt are projected for future periods using the interest rates in effect as of March 31, 2020. Interest payments may differ in the future based on changes in market interest rates and borrowings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We are exposed to risks associated with market changes in interest rates. Our Revolving Credit Facility exposes us to variability in interest payments due to changes in LIBOR. A 1.0% interest rate change would cause interest expense to change by approximately $0.3 million annually. We manage our exposure to this market risk by monitoring available financing alternatives.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. However, the results of such matters cannot be predicted with certainty and we cannot assure you that the ultimate resolution of any legal or administrative proceeding or dispute will not have a material adverse effect on our business, financial condition, results of operations and cash flows. See Note 15, Commitments and Contingencies, to the Condensed Consolidated and Combined Financial Statements for a description of claims and legal actions arising in the ordinary course of our business.

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in our 2019 Annual Report on Form 10-K, filed with the SEC on March 4, 2020, risk factors that materially affect our business, financial condition or results of operations.

Since our filing on March 4, 2020, the following additions have been made to the risk factors previously disclosed. You should carefully consider the risk factors set forth in our 2019 Annual Report and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

COVID-19 has created new regulatory risks that impact our operations

The introduction of COVID-19 into the United States in January 2020 generated, and will likely continue to generate, dramatic and rapid changes in the laws affecting our operations. With the goal of both reducing the spread of COVID-19 and reducing regulatory burdens interfering with the provision of care, U.S. Federal, state, and local regulators have implemented new laws, rules, regulations, and orders, or waived or modified existing laws, rules and regulations for the duration of the COVID-19 public health emergency. Most of these changes have been made without following typical regulatory or legislative processes and procedures, and have been announced via website postings or fact sheets with limited notice and without full regulations or guidance in place.

While many of the changes are beneficial in that they reduce or eliminate statutory or regulatory requirements for healthcare providers during the public health emergency, we remain subject to the risk of inadvertent non-compliance due to the quantity, ambiguity and frequency of changes. The regulatory changes may also have an adverse effect on our operations through increased legal and operational costs related to compliance with changes and monitoring for future changes. Further, the resumption of pre-COVID-19 regulatory requirements at the conclusion of the public health emergency may require significant operational changes on short notice.

A full recital of all the changes at each level of government in response to COVID-19 is not feasible, but by way of example, and without limitation, the following are some of the areas that have been impacted or could be impacted by recent and future regulatory changes: workplace safety requirements; tax rates, requirements and deadlines; Medicare and Medicaid conditions of participation and conditions of payment; Medicare and Medicaid reimbursement; healthcare provider liability for negligence or malpractice; federal and state telehealth and privacy laws; employment laws, including employee leave, credentialing, and wage and hour laws; employee benefits; state scope-of-practice rules for healthcare providers; shelter-in-place orders; quality reporting rules for healthcare providers; workers’ compensation laws; insurance premiums; and state regulations affecting senior living communities, including residents’ rights.

COVID-19 and related risks have affected and could materially affect our results of operations, financial position and/or liquidity

The global spread of COVID-19 and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. Risks presented by the ongoing effects of COVID-19 and related government action include the following:

•Decreased home health and hospice volumes and senior living occupancy, which will lead to decreased revenue.

•Increased costs and staffing requirements related to implementation of COVID-19 infection prevention protocols, including increased utilization of personal protective equipment (“PPE”) and additional labor and cleaning supplies to frequently sterilize equipment and surfaces.
•Increased labor costs due to increased overtime or premium pay and the increased need for temporary labor to supplement our existing staffing as our front line employees may become unable to work while awaiting the results of COVID-19 tests or as they recover from a COVID-19 infection.
•Increased scrutiny by regulators of infection control and prevention measures, including imposition of new COVID-19 disease reporting requirements.
•Disruptions to supply chains which could negatively impact consistent and reliable delivery of PPE, sanitizing supplies, food, pharmaceuticals, and other goods.
•COVID-19 related illnesses in staff, which could lead to temporary staffing shortages or reliance on less experienced personnel—including in states where standard licensing credentials may be amended or waived to assist with staffing shortages—or on increased overtime, hazard or premium pay.
•Employee concerns related to workplace safety, including potential for increase in workers’ compensation claims.
•Potential increase in insurance premiums and COVID-19 related claims.
•Inconsistent application or interpretation of modifications to regulatory requirements by surveyors.
•Increased operational disruption and heightened risk of cybersecurity attacks as a result of shifting many of our Service Center employees to remote working arrangements and becoming more dependent on internet and telecommunications access and capabilities.
•If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all.
•Potential for inflation resulting from changes in economic conditions and steps taken by the federal government and the Federal Reserve in response to COVID-19, which could lead to higher inflation rates than we had anticipated, which could in turn lead to an increase in rent expense under our triple net leases. All of the triple net leases in our senior living business contain annual rent escalators tied to year-over-year increases in various consumer price indices. While these leases contain provisions capping the increased rent expense each year, increased inflation could cause our rent expense in our senior living business to increase at a greater rate than in prior years.

As a result of the above risks, COVID-19 could materially and adversely impact our results of operations, financial position and/or liquidity. We began to experience many of these impacts in the latter half of March 2020 and expect them to persist and be more significant in the second quarter of 2020. We also expect these risks to persist in the third quarter of 2020 and likely beyond, but the degree of the impact will depend on the extent and duration of the COVID-19 pandemic and the resulting economic contraction. Our results this quarter, including metrics such as revenues, operating margins, net income and other financial and operating data, may not be indicative of results for future periods.

We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations, including content production, as may be required by U.S. federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, patients, partners and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, suppliers or vendors, or on our financial results.

For a further discussion of risks that can impact us as a result of the pandemic, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19” herein.

COVID-19 could lead to future litigation

COVID-19 has affected virtually all businesses in the country, and healthcare providers have been acutely impacted because they have dealt with the virus directly on the front lines. The challenges of dealing with a global pandemic have been amplified by supply shortages, lack of available tests, and constantly evolving information. A significant portion of senior living communities in certain states have multiple confirmed cases of COVID-19 in their buildings. Home health and hospice providers also frequently come into direct contact with suspected or confirmed COVID-19 positive patients. It is likely that healthcare companies, including those in the post-acute care and senior living industries in which we operate, could become targets of litigation by plaintiffs alleging negligence, wrongful death, and similar claims resulting from COVID-19. If we or our operations are subject to litigation of this nature, such litigation may result in legal fees, damages, fines or settlements in amounts that could be material.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of The Pennant Group, Inc., effective as of September 27, 2019 (incorporated by reference to Exhibit 3.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on October 3, 2019).

3.2	Amended and Restated By-laws of The Pennant Group, Inc. (incorporated by reference to Exhibit 3.2 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on October 3, 2019).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Pennant Group, Inc.

Dated: May 13, 2020	BY:	/s/ JENNIFER L. FREEMAN
Jennifer L. Freeman
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)