Form 10-Q
period 2020-06-30
Pennant Group, Inc.
filed 2020-08-11
CIK 1766400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2020.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 11, 2020, 27,980,650 shares of the registrant’s common stock were outstanding.

THE PENNANT GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Part I. Financial Information
Item 1.	Financial Statements (unaudited):
	Condensed Consolidated and Combined Balance Sheets as of June 30, 2020 and December 31, 2019	1
	Condensed Consolidated and Combined Statements of Income for the three and six months ended June 30, 2020 and 2019	2
	Condensed Consolidated and Combined Statements of Stockholders’ Equity and Net Parent Investment for the three and six months ended June 30, 2020 and 2019	3
	Condensed Consolidated and Combined Statements of Cash Flows for the three and six months ended June 30, 2020 and 2019	4
	Notes to the Condensed Consolidated and Combined Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45
	Part II. Other Information
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 6.	Exhibits	49
	Signatures	50

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(unaudited, in thousands, except par value)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash	$12,129	$402
Accounts receivable—less allowance for doubtful accounts of $516 and $677, respectively	33,858	32,183
Prepaid expenses and other current assets	6,443	6,098
Total current assets	52,430	38,683
Property and equipment, net	19,025	14,644
Right-of-use assets	311,821	316,328
Escrow deposits	1,639	1,400
Restricted and other assets	2,293	1,955
Intangible assets, net	38	45
Goodwill	45,372	41,233
Other indefinite-lived intangibles	36,628	33,462
Total assets	$469,246	$447,750
Liabilities and equity
Current liabilities:
Accounts payable	$7,224	$8,653
Accrued wages and related liabilities	18,278	16,343
Lease liabilities—current	13,369	12,285
Other accrued liabilities	41,590	13,911
Total current liabilities	80,461	51,192
Long-term lease liabilities—less current portion	300,621	304,044
Other long-term liabilities	5,021	2,877
Long-term debt, net	642	18,526
Total liabilities	386,745	376,639
Commitments and contingencies
Equity:
Common stock, $0.001 par value; 100,000 shares authorized; 28,514 and 27,968, shares issued and outstanding at June 30, 2020, respectively, and 28,435 and 27,853 shares issued and outstanding at December 31, 2019, respectively.	28	28
Additional paid-in capital	79,012	74,882
Retained Earnings/ (Accumulated Deficit)	3,518	(3,799)
Treasury Stock, at cost	(57)	—
Total equity	82,501	71,111
Total liabilities and equity	$469,246	$447,750
See accompanying notes to condensed consolidated and combined financial statements.

tzsdTHE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(unaudited, in thousands, except for per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue	$92,740	$82,734	$184,589	$160,641

Expense
Cost of services	68,159	63,038	138,348	121,767
Rent—cost of services	9,767	8,533	19,473	16,830
General and administrative expense	7,538	6,889	14,199	15,133
Depreciation and amortization	1,201	962	2,222	1,772
Total expenses	86,665	79,422	174,242	155,502
Income from operations	6,075	3,312	10,347	5,139
Other income (expense):
Interest expense, net	(301)	—	(704)	—
Income before provision for income taxes	5,774	3,312	9,643	5,139
Provision/ (benefit) for income taxes	1,437	(375)	2,326	(32)
Net income	4,337	3,687	7,317	5,171
Less: net income attributable to noncontrolling interest	—	200	—	350
Net income and other comprehensive income attributable to The Pennant Group, Inc.	$4,337	$3,487	$7,317	$4,821
Earnings per share:
Basic	$0.16	$0.13	$0.26	$0.19
Diluted	$0.15	$0.13	$0.25	$0.19
Weighted average common shares outstanding:
Basic	27,952	27,834	27,922	27,834
Diluted	29,662	27,834	29,780	27,834
See accompanying notes to condensed consolidated and combined financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NET PARENT INVESTMENT
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock
	Shares	Amount			Shares	Amount	Total

Balance at December 31, 2019	28,435	$28	$74,882	$(3,799)	—	$—	$71,111
Net income attributable to The Pennant Group, Inc.	—	—	—	2,980	—	—	2,980
Stock-based compensation	—	—	1,956	—	—	—	1,956
Issuance of common stock from the exercise of stock options	38	—	138	—	—	—	138
Issuance/ (cancellation) of restricted stock	3	—	—	—	—	—	—
Balance at March 31, 2020	28,476	$28	$76,976	$(819)	—	$—	$76,185
Net income attributable to The Pennant Group, Inc.	—	—	—	4,337	—	—	4,337
Stock-based compensation	—	—	1,959	—	—	—	1,959
Issuance of common stock from the exercise of stock options	20	—	77	—	—	—	77
Issuance/ (cancellation) of restricted stock	20	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding	(2)	—	—	—	2	(57)	(57)
Balance at June 30, 2020	28,514	$28	$79,012	$3,518	2	$(57)	$82,501

	Common Stock		Additional Paid-In Capital			Non-Controlling Interest
	Shares	Amount		Retained Earnings	Net Parent Investment		Total

Balance at December 31, 2018	—	$—	$—	$—	$55,856	$9,432	$65,288
Noncontrolling interest attributable to subsidiary equity plan	—	—	—	—	(317)	658	341
Net income attributable to noncontrolling interest	—	—	—	—	—	150	150
Net transfer from parent	—	—	—	—	4,411	—	4,411
Net income attributable to The Pennant Group, Inc.	—	—	—	—	1,334	—	1,334
Balance at March 31, 2019	—	$—	$—	$—	$61,284	$10,240	$71,524
Noncontrolling interest attributable to subsidiary equity plan	—	—	—	—	(2,497)	2,733	236
Net income attributable to noncontrolling interest	—	—	—	—	—	200	200
Net transfer from parent	—	—	—	—	11,041	—	11,041
Net income attributable to The Pennant Group, Inc.	—	—	—	—	3,487	—	3,487
Balance at June 30, 2019	—	$—	$—	$—	$73,315	$13,173	$86,488

See accompanying notes to condensed consolidated and combined financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$7,317	$5,171
Adjustments to reconcile net income to net cash provided by/ (used in) operating activities:
Depreciation and amortization	2,222	1,772
Amortization of deferred financing fees	162	—
Provision for doubtful accounts	282	460
Share-based compensation	3,915	1,127
Change in operating assets and liabilities:
Accounts receivable	(2,077)	(3,695)
Prepaid expenses and other assets	(232)	(1,110)
Operating lease obligations	2,168	294
Accounts payable	(2,019)	162
Accrued wages and related liabilities	(937)	(328)
Other accrued liabilities	4,600	150
Contract Liabilities (CARES Act advance payments)	27,997	—
Net cash provided by operating activities	43,398	4,003
Cash flows from investing activities:
Purchase of property and equipment	(5,963)	(3,641)
Cash payments for business acquisitions, net of escrow	(6,868)	(14,759)
Cash payments for asset acquisitions	—	(20)
Escrow deposits	(639)	—
Restricted and other assets	(333)	(147)
Net cash used in investing activities	(13,803)	(18,567)
Cash flows from financing activities:
Proceeds from sale of subsidiary shares	—	2,293
Repurchase of subsidiary shares	—	(2,293)
Net investment from parent	—	14,566
Proceeds from revolver agreement	26,500	—
Payments on revolver agreement	(44,500)	—
Repurchase of shares of common stock to satisfy tax witholding obligations	(57)	—
Payments for deferred financing costs	(26)	—
Issuance of common stock upon the exercise of options	215	—
Net cash (used)/ provided by financing activities	(17,868)	14,566
Net increase in cash	11,727	2
Cash beginning of period	402	41
Cash end of period	$12,129	$43

See accompanying notes to condensed consolidated and combined financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - (Continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$619	$—
Income taxes	$2,430	$—
Lease liabilities	$18,462	$16,721
Right-of-use assets obtained in exchange for new operating lease obligations	$3,437	$4,198
Net non-cash adjustment to right-of-use assets and lease liabilities from lease modifications	$441	$—
Non-cash investing activity:
Capital expenditures	$1,035	$600
See accompanying notes to condensed consolidated and combined financial statements.

THE PENNANT GROUP INC.
NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands, except per share data )
1. DESCRIPTION OF BUSINESS

The Pennant Group, Inc. (herein referred to as “Pennant,” the “Company,” “it,” or “its”), is a holding company with no direct operating assets, employees or revenue. The Company, through its independent operating subsidiaries, provides healthcare services across the post-acute care continuum. As of June 30, 2020, the Company’s subsidiaries operated 67 home health, hospice and home care agencies and 54 senior living communities located in Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming.

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

The Condensed Consolidated and Combined Balance Sheet as of December 31, 2019 is derived from the Company’s annual audited Consolidated and Combined Financial Statements for the fiscal year ended December 31, 2019 which should be read in conjunction with these Interim Financial Statements. Certain information in the accompanying footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with GAAP.

All intercompany transactions and balances between the various legal entities comprising the Company have been eliminated in consolidation. The condensed consolidated and combined statements of income reflect income that is attributable to the Company and the noncontrolling interest.

The Company consists of various limited liability companies and corporations established to operate home health, hospice, home care, and senior living operations. The Interim Financial Statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest. Revenue was derived from transactional information specific to the Company’s services provided. The costs in the condensed consolidated and combined statements of income reflect direct costs.

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

Prior to Spin Off - Prior to the Spin-Off, the combined financial statements were prepared on a stand-alone basis and derived from the consolidated financial statements and accounting records of Ensign. The Interim Financial Statements include allocations of costs for certain shared services provided to the Company by Ensign subsidiaries prior to the Spin-Off on October 1, 2019. Such allocations include, but are not limited to, executive management, accounting, human resources, information technology, compliance, legal, payroll, insurance, tax, treasury, and other general and administrative items. These costs were allocated to the Company on a basis of revenue, location, employee count, or other measures. These cost allocations are reflected within general and administrative expense in the condensed consolidated and combined statements of income, including for share-based compensation expenses disclosed in Note 12, Options and Awards. The amount of general and administrative costs allocated for the three and six months ended June 30, 2019, inclusive of share-based compensation expense, was $6,889 and $15,133, respectively. Management believes the basis on which the expenses were allocated to be a reasonable reflection of the services provided to the Company during the periods.

Ensign’s external debt and related interest expense were not allocated to the Company for any of the periods presented prior to the Spin-Off as no portion of Ensign’s borrowings were assumed by the Company as part of the Spin-Off.

Prior to the date of the Spin-off, the Company’s operations have been included in Ensign’s U.S. federal and state income tax returns and all income taxes have been paid by subsidiaries of Ensign. Income tax expense and other income tax related information contained in these Interim Financial Statements for the periods prior to the Spin-Off were presented using a separate tax return approach.

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

3. RELATED PARTY TRANSACTIONS AND NET PARENT INVESTMENT
The Interim Financial Statements include a combination of stand-alone and combined business functions between Ensign and the Company’s subsidiaries prior to the Spin-Off. The Company leases 31 of its senior living communities from subsidiaries of Ensign, each of the leases have a term of between 14 and 16 years from the lease commencement date. The total amount of rent expense included in Rent - cost of services paid to subsidiaries of Ensign was $3,071 and $6,172 for the three and six months ended June 30, 2020, respectively, and $2,774 and $5,467, for the three and six months ended June 30, 2019, respectively.

The Company’s subsidiaries received services from Ensign’s subsidiaries. Services included in cost of services were $1,166 and $2,188, for the three and six months ended June 30, 2020 and $780 and $1,495, for the three and six months ended June 30, 2019, respectively.

Transactions that occurred, prior to the Spin-Off, between subsidiaries of the Company and subsidiaries of Ensign were considered to be effectively settled at the time the transaction was recorded. The net effect of these transactions, including the cash management, is included in the Condensed Consolidated and Combined Statements of Cash Flows as “Net investment from/(to) Parent”.

Other related party activity with Ensign
On October 1, 2019, in connection with the Spin-Off, Pennant entered into several agreements with Ensign that set forth the principal actions taken or to be taken in connection with the Spin-Off and govern the relationship of the parties following the Spin-Off. The Company has incurred $1,525 and $2,861 in costs, net of the Company’s payroll reimbursement, related primarily to administrative support under the Transitions Services Agreement for the three and six months ended June 30, 2020, respectively.

4. COMPUTATION OF NET INCOME PER COMMON SHARE
Basic and diluted net income per share are computed by dividing net income by the weighted average number of outstanding common shares during the period. In the basic and diluted earnings per share calculations, net income is equal to net income attributable to The Pennant Group, Inc. adjusted to include net income attributable to noncontrolling interest. Net income attributable to the noncontrolling interest has been included in the numerator for all periods as the non-controlling subsidiary interest included in the Interim Financial Statements was converted into common shares of Pennant concurrent with the distribution to Ensign stockholders at the date of the Spin-Off. The total number of common shares distributed on October 1, 2019 of 27,834 is being utilized for the calculation of basic and diluted earnings per share for all prior periods, as no common stock was outstanding prior to the date of the Spin-Off.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to The Pennant Group, Inc.	$4,337	$3,487	$7,317	$4,821
Add: net income attributable to noncontrolling interests	—	200	—	350
Net Income	$4,337	$3,687	$7,317	$5,171

Denominator:
Weighted average shares outstanding for basic net income per share	27,952	27,834	27,922	27,834
Plus: assumed incremental shares from exercise of options and assumed conversion or vesting of restricted stock(a)	1,710	—	1,858	—
Adjusted weighted average common shares outstanding for diluted income per share	29,662	27,834	29,780	27,834

Earnings Per Share:
Basic net income per common share	$0.16	$0.13	$0.26	$0.19
Diluted net income per common share	$0.15	$0.13	$0.25	$0.19

(a)
The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 240 and 102 for the three and six months ended June 30, 2020, respectively.

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

Revenue from the Medicare and Medicaid programs accounted for 59.4% and 58.7%, for the three and six months ended June 30, 2020, respectively, and 54.9% and 54.1%, of the Company’s revenue for the three and six months ended June 30, 2019, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
During the quarter the Company received CARES Act Provider Relief Fund (the “PRF”) payments in the amount of $9,858, and during the quarter the Company returned the full amount of payments received.

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

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Non-Medicare Revenue

Episodic Based Revenue - The Company recognizes revenue in a similar manner as it recognizes Medicare revenue for episodic-based rates that are paid by other insurance carriers, including Medicare Advantage programs. These rates can vary based upon the negotiated terms.

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

Revenue by payor for the three and six months ended June 30, 2020 and 2019, is summarized in the following tables:

	Three Months Ended June 30, 2020
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$11,808	$28,550	$—	$40,358	43.5%
Medicaid	1,963	3,637	9,155	14,755	15.9
Subtotal	13,771	32,187	9,155	55,113	59.4
Managed care	6,846	397	—	7,243	7.8
Private and other(a)	4,744	39	25,601	30,384	32.8
Total revenue	$25,361	$32,623	$34,756	$92,740	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended June 30, 2019
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$11,990	$22,390	$—	$34,380	41.6%
Medicaid	1,515	2,418	7,100	11,033	13.3
Subtotal	13,505	24,808	7,100	45,413	54.9
Managed care	6,829	370	—	7,199	8.7
Private and other(a)	4,654	42	25,426	30,122	36.4
Total revenue	$24,988	$25,220	$32,526	$82,734	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

	Six Months Ended June 30, 2020
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$24,384	$55,230	$—	$79,614	43.1%
Medicaid	3,553	6,966	18,188	28,707	15.6
Subtotal	27,937	62,196	18,188	108,321	58.7
Managed care	13,962	813	—	14,775	8.0
Private and other(a)	9,784	54	51,655	61,493	33.3
Total revenue	$51,683	$63,063	$69,843	$184,589	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

	Six Months Ended June 30, 2019
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$23,360	$42,039	$—	$65,399	40.7%
Medicaid	2,953	4,887	13,697	21,537	13.4
Subtotal	26,313	46,926	13,697	86,936	54.1
Managed care	13,185	690	—	13,875	8.6
Private and other(a)	9,149	62	50,619	59,830	37.3
Total revenue	$48,647	$47,678	$64,316	$160,641	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

Balance Sheet Impact

Included in the Company’s condensed consolidated and combined balance sheets are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. As of June 30, 2020, the Company had contract liabilities in the amount of $27,997 related to Advance Payments received in connection with the CARES Act. See Note 10, Other Accrued Liabilities, for further discussion.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
Accounts receivable as of June 30, 2020 and December 31, 2019 is summarized in the following table:

	June 30, 2020	December 31, 2019
Medicare	$18,246	$17,822
Medicaid	7,624	6,579
Managed care	4,808	4,380
Private and other	3,696	4,079
Accounts receivable, gross	34,374	32,860
Less: allowance for doubtful accounts	(516)	(677)
Accounts receivable, net	$33,858	$32,183

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

As of June 30, 2020, the Company provided services through 67 affiliated home health, hospice and home care agencies, and 54 affiliated senior living operations. The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. The Company’s Service Center provides various services to all lines of business. The Company does not review assets by segment and therefore assets by segment are not disclosed below.

The CODM uses Segment Adjusted EBITDAR from Operations as the primary measure of profit and loss for the Company's reportable segments and to compare the performance of its operations with those of its competitors. Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs, (4) transaction costs, (5) redundant and nonrecurring costs associated with the transition services agreement, (6) operating results of closed operations, (7) net income attributable to noncontrolling interest, and (8) net COVID-19 related costs. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
The following table presents certain financial information regarding our reportable segments, general and administrative expenses are not allocated to the reportable segments and are included in “All Other” for the three and six months ended June 30, 2020 and 2019:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Three Months Ended June 30, 2020
Revenue	$57,984	$34,756	$—	$92,740
Segment Adjusted EBITDAR from Operations	$11,245	$13,492	$(4,112)	$20,625
Three Months Ended June 30, 2019
Revenue	$50,208	$32,526	$—	$82,734
Segment Adjusted EBITDAR from Operations	$8,103	$12,012	$(4,758)	$15,357

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Six Months Ended June 30, 2020
Revenue	$114,746	$69,843	$—	$184,589
Segment Adjusted EBITDAR from Operations	$21,151	$25,989	$(9,001)	$38,139
Six Months Ended June 30, 2019
Revenue	$96,325	$64,316	$—	$160,641
Segment Adjusted EBITDAR from Operations	$15,374	$24,129	$(9,479)	$30,024

This table provides a reconciliation of Segment Adjusted EBITDAR from Operations to income from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Segment Adjusted EBITDAR from Operations	$20,625	$15,357	$38,139	$30,024
Less: Depreciation and amortization	1,201	962	2,222	1,772
Rent—cost of services	9,767	8,533	19,473	16,830
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(a)	473	81	705	317
Share-based compensation expense(b)	1,959	508	3,915	1,127
Acquisition related costs(c)	—	503	—	541
Spin-off related transaction costs(d)	—	1,658	—	4,648
Transition services costs(e)	267	—	317	—
Net COVID-19 related costs(f)	883	—	1,160	—
Add: Net income attributable to noncontrolling interest	—	200	—	350
Condensed Consolidated and Combined Income from Operations	$6,075	$3,312	$10,347	$5,139

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense incurred which is included in cost of services and general and administrative expense.
(c)	Acquisition related costs that are not capitalizable.
(d)	Costs incurred related to the Spin-Off are included in general and administrative expense.
(e)
A portion of the costs incurred under the Transition Services Agreement (as defined in Note 3, Related Party Transactions and Net Parent Investment) identified as redundant or nonrecurring that are included in general and administrative expense. Fees incurred under the Transition Services agreement, net of the Company’s payroll reimbursement, were $1,525 and $2,861 for the three and six months ended June 30, 2020, respectively.

(f)
Represents incremental costs incurred as part of the Company's response to COVID-19 including direct medical supplies, labor, and other expenses, net of $554 in increased revenue related to the 2% payment increase in Medicare reimbursements for sequestration relief with dates of service from May 1, 2020, through June 30, 2020. The amount reported for the six months ended June 30, 2020 includes net costs of $277 that were incurred in first quarter of 2020.

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

2020 Acquisitions

During the six months ended June 30, 2020, the Company expanded its operations with the addition of one home health agency, three hospice agencies, and two senior living communities. In connection with the addition of the senior living communities, the Company entered into a new long-term “triple-net” lease with a subsidiary of Ensign. The Company did not acquire any material assets or assume any material liabilities in connection with the acquisitions of the home health and hospice agencies. The addition of these operations added a total of 164 operational senior living units to be operated by the Company’s independent operating subsidiaries. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction. The aggregate purchase price for these acquisitions was $7,268.

The fair value of assets for acquisitions was mostly concentrated in goodwill and as such, these transactions were classified as business combinations in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The purchase price for the business combinations was $7,268, which consisted of equipment of $44, goodwill of $4,139, and indefinite-lived intangible assets of $3,166 related to Medicare and Medicaid licenses, net of other liabilities assumed of $81. The Company anticipates that the total goodwill recognized will be fully deductible for tax purposes. There were no acquisition costs that were non-capitalizable related to the business combinations during the six months ended June 30, 2020.

During the first quarter the Company entered into a definitive agreement to form a home health joint venture with Scripps Health, a leading nonprofit integrated health system based in San Diego, California. The finalization of the joint venture is subject to customary closing conditions and is expected to occur in the fourth quarter of 2020.

2019 Acquisitions

During the six months ended June 30, 2019, the Company expanded its operations with the addition of two home health agencies, four hospice agencies, two home care agencies and one senior living community. In connection with the addition of the senior living community, the Company entered into a new long-term “triple-net” lease with a subsidiary of Ensign. The Company did not acquire any material assets or assume any material liabilities in connection with the acquisitions of the home health agency and hospice agency. The addition of these operations added a total of 52 operational senior living units to be operated by the Company’s independent operating subsidiaries. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction. The aggregate purchase price for these acquisitions was $14,779.

The fair value of assets for all home health, hospice and home care acquisitions was concentrated in goodwill and as such, these transactions were classified as business combinations in accordance with ASC 805. The purchase price for the business combinations was $14,759, which mostly consisted of goodwill of $11,500 and indefinite-lived intangible assets of $3,150 related to Medicare and Medicaid licenses. The majority of total goodwill recognized is fully deductible for tax purposes. There were $541 in non-capitalizable acquisition costs related to the business combinations of home health, hospice, and home care during the six months ended June 30, 2019.

Subsequent Events

On July 1, 2020, the Company closed on two affiliated home health agencies and two hospice agencies that expand the Company’s footprint in Northern Utah and Southeastern Idaho. The combined purchase of the home health and hospice agencies was $6,250. The Company has also signed a definitive agreement to acquire a hospice agency in Nevada, which the Company began managing on August 1, 2020. The purchase price of the hospice agency is $7,400, and the Company expects to close the transaction in 2020 subject to customary closing conditions.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
8. PROPERTY AND EQUIPMENT—NET
Property and equipment, net consist of the following:

	June 30, 2020	December 31, 2019
Leasehold improvements	$9,183	$6,621
Equipment	22,714	18,930
Furniture and fixtures	1,004	877
	32,901	26,428
Less: accumulated depreciation	(13,876)	(11,784)
Property and equipment, net	$19,025	$14,644

Depreciation expense was $1,197 and $2,215 for the three and six months ended June 30, 2020, respectively, and $940 and $1,736 for the three and six months ended June 30, 2019, respectively.

The Company measures certain assets at fair value on a non-recurring basis, including long-lived assets and goodwill, which are evaluated for impairment. Long-lived assets include assets such as property and equipment, operating lease assets and certain intangible assets. The inputs used to determine the fair value of long-lived assets and a reporting unit are considered Level 3 measurements due to their subjective nature. Management has evaluated its long-lived assets and goodwill and determined there was no impairment during the three and six months ended June 30, 2020 and 2019.

9. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS
The following table represents activity in goodwill by segment as of and for the six months ended June 30, 2020:

	Home Health and Hospice Services	Senior Living Services	Total
December 31, 2019	$37,591	$3,642	$41,233
Additions	4,139	—	4,139
June 30, 2020	$41,730	$3,642	$45,372

Other indefinite-lived intangible assets consist of the following:

	June 30, 2020	December 31, 2019
Trade name	$355	$355
Medicare and Medicaid licenses	36,273	33,107
Total	$36,628	$33,462

As of June 30, 2020, we evaluated potential triggering events that might be indicators that our goodwill and indefinite lived intangibles were impaired. We considered the economic disruption and uncertainty surrounding the COVID-19 pandemic and the recent volatility in stock prices. The Company concluded that the current economic and business conditions did not result in a triggering event requiring a quantitative goodwill impairment analysis. No goodwill or intangible asset impairments were recorded during the three and six months ended June 30, 2020 and 2019.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	June 30, 2020	December 31, 2019
Refunds payable	$2,289	$2,152
Deferred revenue	1,836	1,937
Contract Liabilities (CARES Act advance payments)	27,997	—
Resident deposits	6,171	6,292
Property taxes	866	1,130
Other	2,431	2,400
Other accrued liabilities	$41,590	$13,911

Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Deferred revenue occurs when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to residents and a small portion consists of non-refundable deposits recognized into revenue over a period of time. The CARES Act also expanded the Centers for Medicare & Medicaid Services’ (“CMS”) ability to provide accelerated/advance payments intended to increase the cash flow of healthcare providers and suppliers impacted by COVID-19. The Company applied for and received $27,997 in advance payments. These funds are subject to automatic recoupment through offsets to new claims beginning in August 2020 with full repayment of advanced funds expected to be completed in November 2020.

11. DEBT
Long-term debt, net consists of the following:

	June 30, 2020	December 31, 2019
Revolving Credit Facility	$2,000	$20,000
Less: unamortized debt issuance costs(a)	(1,358)	(1,474)
Long-term debt, net	$642	$18,526

(a)
Amortization expense for debt issuance costs was $80 and $162 for the three and six months ended June 30, 2020, and is recorded in interest expense, net on the condensed consolidated and combined statements of income.

On October 1, 2019, Pennant entered into a credit agreement (the “Credit Agreement”), which provides for a revolving credit facility with a syndicate of banks with a borrowing capacity of $75.0 million (the “Revolving Credit Facility”). The interest rates applicable to loans under the Revolving Credit Facility are, at the Company’s election, either (i) Adjusted LIBOR (as defined in the Credit Agreement) plus a margin ranging from 2.5% to 3.5% per annum or (ii) Base Rate plus a margin ranging from 1.5% to 2.5% per annum, in each case based on the ratio of Consolidated Total Net Debt to Consolidated EBITDA (each, as defined in the Credit Agreement). In addition, Pennant will pay a commitment fee on the undrawn portion of the commitments under the Revolving Credit Facility that is estimated to be 0.6% per annum. The Company is not required to repay any loans under the Credit Agreement prior to maturity in 2024, other than to the extent the outstanding borrowings exceed the aggregate commitments under the Credit Agreement. As of June 30, 2020, the Company’s weighted average interest rate on its outstanding debt was 4.8%. As of June 30, 2020, the Company had availability on the Revolving Credit Facility of $69,987, which is net of outstanding letters of credit of $3,013.

The fair value of the Company’s Revolving Credit Facility approximates carrying value, due to the short-term nature and variable interest rates. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates.

The Credit Agreement is guaranteed, jointly and severally, by certain of the Company’s wholly-owned subsidiaries, and is secured by a pledge of stock of the Company's material independent operating subsidiaries as well as a first lien on substantially all of each material operating subsidiary's personal property. The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
require compliance with certain levels of leverage ratios that impact the amount of interest. As of June 30, 2020, the Company was in compliance with all covenants.

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

Total share-based compensation expense for all of the Plans for the three and six months ended June 30, 2020 and 2019 was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Prior to the Spin-Off:
Total share-based compensation	$—	$508		$1,127
Following the Spin-Off:
Share-based compensation expense related to stock options	343	—	632	—
Share-based compensation expense related to Restricted Stock	1,542	—	3,085	—
Share-based compensation expense related to Restricted Stock to non-employee directors	74	—	198	—
Total share-based compensation	$1,959	$508	$3,915	$1,127

In future periods, the Company estimates it will recognize the following share-based compensation expense for unvested stock options and unvested Restricted Stock, which were unvested as of June 30, 2020:

	Unrecognized Compensation Expense	Weighted Average Recognition Period (in years)
Unvested stock options	$6,631	4.4
Unvested Restricted Stock	14,093	2.3
Total unrecognized share-based compensation expense	$20,724

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

The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted after the Spin-Off:

Grant Year	Options Granted	Risk-Free Interest Rate	Expected Life(a)	Expected Volatility(b)	Dividend Yield	Weighted Average Fair Value of Options
2020	366	0.6%	6.5	35.8%	—%	$8.44

(a)
Under the midpoint method, the expected option life is the midpoint between the contractual option life and the average vesting period for the options being granted. This resulted in an expected option life of 6.5 years for the options granted.

(b)	Because the Company’s equity shares have been traded for a relatively short period of time, expected volatility assumption was based on the volatility of related industry stocks.

The following table represents the employee stock option activity during the six months ended June 30, 2020:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
December 31, 2019	1,573	$9.71	607	$4.80
Granted	366	23.26
Exercised	(59)	3.63
Forfeited	(15)	12.44
June 30, 2020	1,865	$12.54	631	$5.20

Restricted Stock

A summary of the status of Pennant’s non-vested Restricted Stock, and changes during the six months ended June 30, 2020, is presented below:

	Non-Vested Restricted Stock	Weighted Average Grant Date Fair Value
December 31, 2019	1,793	$14.44
Granted	20	25.04
Vested	(72)	11.56
Forfeited	(4)	9.99
June 30, 2020	1,737	$14.69

13. LEASES
The Company’s independent operating subsidiaries lease 54 senior living communities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 21 years. Most of these leases contain renewal options, most involve rent increases and none contain purchase options. The lease term excludes lease renewals because the renewal rents are not at a bargain, there are no economic penalties for the Company to renew the lease, and it is not reasonably certain that the Company will exercise the extension options. As of June 30, 2020, the Company’s independent operating subsidiaries leased 31 communities from subsidiaries of Ensign (the “Ensign Leases”) under a master lease arrangement. The existing leases with subsidiaries of Ensign are generally for initial terms of between 14 to 16 years. In addition to rent, each of the operating companies are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all community maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
and the business conducted on the leased properties.
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

The components of operating lease cost, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Lease Costs:
Facility Rent—cost of services	$8,892	$7,754	$17,748	$15,416
Office Rent—cost of services	949	779	1,799	1,414
Sublease Income	$(74)	$—	$(74)	$—
Rent—cost of services	$9,767	$8,533	$19,473	$16,830

General and administrative expense	$27	$29	$57	$62
Variable lease cost (a)	$1,347	$1,147	$2,676	$2,179

(a)
Represents variable lease cost for operating leases, which costs include property taxes and insurance, common area maintenance, and consumer price index increases, incurred as part of our triple net lease, and which is included in cost of services for the three and six months ended June 30, 2020 and 2019.

The following table shows the lease maturity analysis for all leases as of June 30, 2020, for the years ended December 31:

Year	Amount
2020 (Remainder)	$19,004
2021	37,650
2022	37,109
2023	36,582
2024	35,921
Thereafter	388,207
Total lease payments	554,473
Less: present value adjustments	(240,483)
Present value of total lease liabilities	313,990
Less: current lease liabilities	(13,369)
Long-term operating lease liabilities	$300,621

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at each lease’s commencement date to determine each lease's operating lease liability. As of June 30, 2020, the weighted average remaining lease term is 15.5 years and the weighted average discount rate is 8.1%.

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

The Company recorded income tax expense of $1,437 and $2,326 for the three and six months ended June 30, 2020, respectively, and tax benefit of $375 and $32 during the three and six months ended June 30, 2019, respectively, or 24.9% and 24.1% of earnings before income taxes for the three and six months ended June 30, 2020, respectively, compared to a benefit of 11.3% and 0.6% for the three and six months ended June 30, 2019, respectively. The effective tax rate for both three and six month periods includes excess tax benefits from stock-based compensation which were offset by non-deductible expenses including non-deductible compensation.

15. COMMITMENTS AND CONTINGENCIES
Regulatory Matters - The Company provides services in complex and highly regulated industries. The Company’s compliance with applicable U.S. federal, state and local laws and regulations governing these industries may be subject to governmental review and adverse findings may result in significant regulatory action, which could include sanctions, damages, fines, penalties (many of which may not be covered by insurance), and even exclusion from government programs. The Company is a party to various regulatory and other governmental audits and investigations in the ordinary course of business and cannot predict the ultimate outcome of any federal or state regulatory survey, audit or investigation. While governmental audits and investigations are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The Department of Justice, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses. The Company believes that it is presently in compliance in all material respects with all applicable laws and regulations.

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

Litigation - The Company’s businesses involve a significant risk of liability given the age and health of the patients and residents served by its independent operating subsidiaries. The Company, its operating companies, and others in the industry may be subject to a number of claims and lawsuits, including professional liability claims, alleging that services provided have resulted in personal injury, elder abuse, wrongful death or other related claims. Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and the Company is routinely subjected to these claims in the ordinary course of business, including potential claims related to patient care and treatment, professional negligence, as well as employment related claims. If there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could materially adversely affect the Company’s business, financial condition, results of operations and cash flows. In addition, the defense of these lawsuits may result in significant legal costs, regardless of the outcome, and can result in large settlement amounts or damage awards.

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

Medicare Revenue Recoupments - The Company is subject to probe reviews relating to Medicare services, billings and potential overpayments by Unified Program Integrity Contractors (“UPIC”), Recovery Audit Contractors (“RAC”), Zone Program Integrity Contractors (“ZPIC”), Program Safeguard Contractors (“PSC”), Supplemental Medical Review Contractors (“SMRC”) and Medicaid Integrity Contributors (“MIC”) programs, each of the foregoing collectively referred to as “Reviews.” As of June 30, 2020, six of the Company’s independent operating subsidiaries had Reviews scheduled, on appeal or in dispute resolution process, both pre- and post-payment. If an operation fails an initial or subsequent Review, the operation could then be subject to extended Review, suspension of payment, or extrapolation of the identified error rate to all billing in the same time period. As of June 30, 2020, and through the filing of this Quarterly Report on Form 10-Q, the Company’s independent operating subsidiaries have responded to the Reviews that are currently ongoing, on appeal or in dispute resolution process and the Company has no probable or estimable contingencies.

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

The Company recognizes obligations associated with these costs, up to specified deductible limits in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported. The general and professional liability insurance has a retention limit of $250 per claim and the workers’ compensation insurance has a retention limit of $150 per claim, except for policies held in Texas and Washington which are subject to state insurance and possess their own limits.

Concentrations

Credit Risk - The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s gross receivables from the Medicare and Medicaid programs accounted for approximately 75.3% and 74.3% of its total gross accounts receivable as of June 30, 2020 and December 31, 2019, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 59.4% and 58.7%, for the three and six months ended June 30, 2020, respectively, and 54.9% and 54.1%, of the Company’s revenue for the three and six months ended June 30, 2019, respectively.

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

Special Note About Forward-Looking Statements

        This Quarterly Report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “might,” “will,” “should,” “could,” “seeks,” “approximately,” “goals,” “future,” “projects,” “predicts,” “guidance,” “target,” “intends,” “plans,” “estimates,” “anticipates”, the negative version of these words or other comparable words. Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the benefits resulting from the Spin-Off, the effects of competition and the effects of future legislation or regulations and other non-historical statements. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 outbreak. The developments with respect to the spread of COVID-19 and its impacts have occurred rapidly and because of the unprecedented nature of the pandemic, we are unable to predict the extent and duration of the adverse financial impact of COVID-19 on our business, financial condition and results of operations. While we are not able to estimate its full impact we expect that this situation will have an adverse effect on our reported results for our second fiscal quarter of 2020 and possibly beyond.

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
•changes in the regulation of the healthcare services industry;
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

Overview

We are a leading provider of high-quality healthcare services to patients of all ages, including the growing senior population, in the United States. We strive to be the provider of choice in the communities we serve through our innovative operating model. We operate in multiple lines of businesses including home health, hospice and senior living services across Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. As of June 30, 2020, our home health and hospice business provided home health, hospice and home care services from 67 agencies operating across these 14 states, and our senior living business operated 54 senior living communities throughout six states.

The following table summarizes our affiliated home health and hospice agencies and senior living communities as of:

	December 31,								June 30,
	2012	2013	2014	2015	2016	2017	2018	2019	2020
Home health and hospice agencies	10	16	25	32	39	46	54	63	67
Senior living communities	10	12	15	36	36	43	50	52	54
Senior living units	1,034	1,256	1,587	3,184	3,184	3,434	3,820	3,963	4,127
Total number of home health, hospice, and senior living operations	20	28	40	68	75	89	104	115	121

COVID-19

Since its discovery in late 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19 (“COVID-19”), has spread from China to many other countries, including the United States. The outbreak has been declared to be a pandemic by the World Health Organization, and the United States Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. Additionally, the United States Centers for Disease Control and Prevention has stated that older adults are at a higher risk for serious illness from COVID-19. As a result of the COVID-19 outbreak, we have taken necessary precautions to prevent and/or minimize spread of the virus to our patients and our residents.

We have been, and we expect to continue to be, impacted by a number of factors that may cause actual results to differ from our historical results or current expectations. Due to the pandemic, the results presented in this report are not necessarily indicative of future operating results. The situation surrounding COVID-19 remains fluid. We are actively managing our response in collaboration with government officials, team members and business partners and assessing potential impacts to our financial position and operating results, as well as adverse developments in our business.

Operational Response

We continue to experience the impact of COVID-19 on all aspects of our business and geographies, including impacts to our patients, residents, team members, vendors and business partners. While we did not experience material disruptions during the three months ended June 30, 2020 in connection with the COVID-19 outbreak, with current cases continuing to develop across the United States, it is difficult to predict the full extent of the impact that COVID-19 will have on our future financial position and operating results due to numerous uncertainties. These uncertainties include the severity of the virus, the duration of the outbreak, and governmental, business or other actions (which could include limitations on our operations or mandates to provide services to our patients and communities). Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, as well as other unanticipated consequences remain unknown.

During the second half of March 2020, we began experiencing a decrease in census at our home health agencies and a slight decrease in occupancy at our senior living communities, while our hospice census remained relatively flat through the month. Beginning in April 2020, we experienced a more significant decrease in census at our home health agencies, which was driven in large part by the delay of elective medical procedures that would be require in-home care after the procedure. However, in May we began to see those businesses stabilize and improve, which trend continued throughout June. While we have not yet returned to pre-COVID census in our home health agencies we experienced improvements and strengthening in those businesses heading into the third quarter. In our senior living communities, while new residents continued to move in throughout the quarter, it was at a lower rate than in periods prior to the onset of COVID-19. While move outs also slowed during the same period, our overall senior living occupancy slightly decreased due to a greater number of move outs net of move ins. We cannot be sure when the census and occupancy trends in our senior living communities will stabilize or improve.

We have experienced and expect to continue to see increased labor costs due to increased overtime and premium pay and the increased need for temporary labor to supplement our existing staffing. Furthermore, we experienced and expect to continue to see increased expenses for medical supplies due to the need for more personal protective equipment (“PPE”) as part of our strict infection control procedures. In an effort to counteract the aforementioned increased costs, we have reduced spending on labor at our service centers, non-essential supplies, travel costs and all other discretionary items, and we have delayed non-essential capital expenditure projects. We are monitoring the ongoing impact of the actions to our revenues and expenses. However, the extent to which COVID-19 will continue to impact our operations will depend on future developments, which remain uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others.

As a result of COVID-19, we have enhanced our infection control procedures in accordance with guidance from Centers for Medicare & Medicaid Services (“CMS”) along with other state and federal agencies to protect our patients, residents, and staff. The infection control guidance from CMS and other agencies continues to evolve. We frequently update our infection control procedures and share best practices across our organization. Our operating subsidiaries have followed guidelines from CMS, the Centers for Disease Control (“CDC”) and other federal or state agencies regarding infection control, including recommended screening and isolation protocols, increased PPE usage and systems for addressing local needs related to supplies, staffing and communication with families, patients and local health agencies.

Financial Response

In light of the uncertainty surrounding the coronavirus, we implemented several precautionary measures to limit the financial impact to our operations and provide financial flexibility in light of the uncertainty surrounding the pandemic. In connection with the receipt of the Medicare advance payments and strengthening of our operations, we significantly paid down the balance of our Revolving Credit Facility, allowing us to continue with a reduced debt load, a lighter interest burden, and significant availability on our line of credit. We have also implemented cost control measures such as reduced spending on labor in our operations and service centers, non-essential supplies, travel costs and all other discretionary items, and we have delayed non-essential capital expenditure projects. For further discussion on our financial response, please see Liquidity and Capital Resources below. We believe we have adequately adjusted our operations to maintain the financial health of our business based on current revenue and expenses.

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

Recent Activities

Acquisitions. During the six months ended June 30, 2020, the Company expanded its operations with the addition of one home health agency, three hospice agencies, and two senior living communities. In connection with these acquisitions, we did not assume any known or unknown liabilities related to pre-closing dates of service. The addition of these operations added a total of 164 senior living units to be operated by our independent operating subsidiaries. We entered into a separate operations transfer agreement with the prior operator as part of each transaction. The aggregate purchase price for these acquisitions was $7.3 million. For further discussion of our acquisitions, see Note 7, Acquisitions, in the Notes to the Interim Financial statements.

Trends

As discussed more above under COVID-19, in the second quarter we experienced a decrease in home health admits due to the complications created by the pandemic. We saw home health admits flatten out and begin to improve in the second half of the quarter. Our hospice census expanded throughout the quarter. From mid-April through the filing date of this report, we have seen a slight decline in Senior Living occupancy as move-ins declined in relation to move-outs due to the pandemic. As uncertainty of the pandemic persists and if cases continue to rise we could see a more prolonged recovery. For further discussion of trends related to COVID-19, see COVID-19 above.

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

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act and subsequent regulatory actions include provisions which provide cash payments and other resources to help individuals, small businesses, state and local governments and hospitals and other healthcare providers including targeted tax relief. The CARES Act provides $100 billion in relief funds to hospitals and other healthcare providers on the front lines of the coronavirus response known as the Provider Relief Fund (the “PRF”). This funding is being used to support healthcare-related expenses or lost revenue attributable to COVID-19 and to ensure uninsured Americans can get testing and treatment for COVID-19. Providers who receive funds from the general distribution have to sign an attestation confirming receipt of funds and agree to the terms and conditions of payment and confirm the CMS cost report. The terms and conditions include other measures to help prevent fraud and misuse of the funds. All recipients will be required to submit documents sufficient to ensure that these funds were used for healthcare-related expenses or lost revenue attributable to coronavirus. During the quarter we received CARES Act PRF payments in the amount of $9.9 million, and during the quarter the Company returned the full amount of payments received.

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

The CARES Act temporarily suspends the 2% sequestration payment adjustment on Medicare fee-for-service payment beginning May 1, 2020 until December 31, 2020. The CARES Act payroll tax deferral program allows employers to defer the deposit and payment of the employer’s portion of social security taxes that otherwise would be due between March 27, 2020, and December 31, 2020. The CARES Act permits employers to deposit half of these deferred payments by the end of 2021 and the other half by the end of 2022. We recognized $0.6 in revenue related to the suspension of sequestration. Further, we are deferring employer social security taxes that we would normally pay with each payroll. As of June 30, 2020 we deferred $2.5 million.

On April 23, 2020, the Paycheck Protection Program and Health Care Enhancement Act (the “Enhancement Act”) was signed into law. The Enhancement Act provides an additional $484 billion relief package to augment certain provisions of the CARES Act, including providing an additional $75 billion to be allocated by HHS for healthcare-related expenses and lost revenue attributable to COVID-19. These funds are in addition to the $100 billion that the CARES Act previously set aside for eligible healthcare providers. While the statutory language of the Enhancement Act mirrors that of the CARES Act, there are few additional details available to determine how the allocation of these additional funds will be made by HHS and on what terms or conditions. We did not apply for provision of the CARES Act.

On July 31, 2020, CMS released the final FY 2021 hospice payment rule. The national hospice payment rates, subject to geographical application, and the hospice CAP will increase by 2.4% over the current payment rates. Hospices that fail to meet quality reporting requirements receive a 2.0% reduction to the annual market basket update for the year. Further, the finalized hospice cap amount for the fiscal year 2021 cap year will be $30,683.93, which is equal to the fiscal year 2020 cap amount of $29,964.78, updated by the proposed fiscal year 2021 hospice payment update percentage of 2.4%. In addition to payment updates, the rule finalizes the proposal to adopt the most recent Office of Management and Budget (OMB) statistical area delineations and apply a 5.0% cap on wage index decreases.

Proposed Regulations

On June 25, 2020, CMS issued a proposed rule that would update the Medicare Home Health Prospective Payment System (“HH PPS”) rates and wage index for calendar year 2021. The proposed rule calls for a 2.6% increase in payments to home health agencies and also sets forth routine updates to the home infusion therapy payment rates for calendar year 2021 as well as proposes payment provisions for home infusion therapy services for calendar year 2021 and subsequent years. This proposed rule also proposes to make permanent the changes to the home health regulations regarding the use of technology in providing services under the Medicare home health benefit as described in the March 30, 2020 Policy and Regulatory Revisions in Response to the COVID-19 Public Health Emergency Interim Final Rule.

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

The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Home health services:
Total home health admissions	5,259	5,727	11,395	11,167
Total Medicare home health admissions	2,459	2,675	5,268	5,278
Average Medicare revenue per 60-day completed episode(a)	$3,412	$3,162	$3,232	$3,093
Hospice services:
Total hospice admissions	1,954	1,619	3,630	2,953
Average hospice daily census	1,979	1,673	1,925	1,544
Hospice Medicare revenue per day	$164	$162	$163	$163

(a)	Recast prior period based upon current methodology.

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
The following table summarizes our senior living statistics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Occupancy	78.5%	80.3%	79.3%	80.1%
Average monthly revenue per occupied unit	$3,204	$3,098	$3,205	$3,109

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

Senior Living Services. As of June 30, 2020, we provided assisted living, independent living and memory care services at 54 communities. Within our senior living operations, we generate revenue primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on Interim Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the Interim Financial Statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis we review our judgments and estimates, including but not limited to those related to revenue, cost allocations, leases, intangible assets, goodwill, and income taxes. We base our estimates and judgments upon our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty, and actual results could differ materially from the amounts reported. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, within the our 2019 Annual Report for further information on our critical accounting estimates and policies, which are as follows:

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenue	100.0%	100.0%	100.0%	100.0%
Expense:
Cost of services	73.5	76.2	74.9	75.8
Rent—cost of services	10.5	10.3	10.5	10.5
General and administrative expense	8.1	8.3	7.7	9.4
Depreciation and amortization	1.3	1.2	1.2	1.1
Total expenses	93.4	96.0	94.3	96.8
Income from operations	6.6	4.0	5.7	3.2
Other income (expense):
Interest expense, net	(0.4)	—	(0.4)	—
Income before provision for income taxes	6.2	4.0	5.3	3.2
Provision for income taxes	1.5	(0.4)	1.3	—
Net income	4.7	4.4	4.0	3.2
Less: net income attributable to noncontrolling interest	—	0.2	—	0.2
Net income attributable to Pennant	4.7%	4.2%	4.0%	3.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Consolidated and Combined GAAP Financial Measures:
Total revenue	$92,740	$82,734	$184,589	$160,641
Total expenses	$86,665	$79,422	$174,242	$155,502
Income from operations	$6,075	$3,312	$10,347	$5,139

The following table presents certain financial information regarding our reportable segments. General and administrative expenses are not allocated to the reportable segments and are included in “All Other”:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Three Months Ended June 30, 2020
Revenue	$57,984	$34,756	$—	$92,740
Segment Adjusted EBITDAR from Operations	$11,245	$13,492	$(4,112)	$20,625
Three Months Ended June 30, 2019
Revenue	$50,208	$32,526	$—	$82,734
Segment Adjusted EBITDAR from Operations	$8,103	$12,012	$(4,758)	$15,357

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Six Months Ended June 30, 2020
Revenue	$114,746	$69,843	$—	$184,589
Segment Adjusted EBITDAR from Operations	$21,151	$25,989	$(9,001)	$38,139
Six Months Ended June 30, 2019
Revenue	$96,325	$64,316	$—	$160,641
Segment Adjusted EBITDAR from Operations	$15,374	$24,129	$(9,479)	$30,024

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations above to income from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Segment Adjusted EBITDAR from Operations(a)	$20,625	$15,357	$38,139	$30,024
Less: Depreciation and amortization	1,201	962	2,222	1,772
Rent—cost of services	9,767	8,533	19,473	16,830
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(b)	473	81	705	317
Share-based compensation expense(c)	1,959	508	3,915	1,127
Acquisition related costs(d)	—	503	—	541
Spin-off related transactions costs(e)	—	1,658	—	4,648
Transition services costs(f)	267	—	317	—
Net COVID-19 related costsg)	883	—	1,160	—
Add: Net income attributable to noncontrolling interest	—	200	—	350
Income from Operations	$6,075	$3,312	$10,347	$5,139

(a)
Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding the interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs, (4) transaction costs, (5) redundant and nonrecurring costs associated with the transition services agreement, (6) operating results of closed operations, (7) net income attributable to noncontrolling interest, and (8) net COVID-19 related costs. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company’s Chief Operating Decision Maker (“CODM”) uses Segment Adjusted EBITDAR from Operations as the primary measure of profit and loss for the Company's reportable segments and to compare the performance of its operations with those of its competitors. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

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
(f)
A portion of the costs incurred under the Transition Services Agreement (as defined in Note 3, Related Party Transactions and Net Parent Investment) identified as redundant or nonrecurring that are included in general and administrative expense. Fees incurred under the Transition Services agreement, net of the Company’s payroll reimbursement, were $1,525 and $2,861 for the three and six months ended June 30, 2020, respectively.

(g)
 Represents incremental costs incurred as part of the Company's response to COVID-19 including direct medical supplies, labor, and other expenses, net of $554 in increased revenue related to the 2% payment increase in Medicare reimbursements for sequestration relief with dates of service from May 1, 2020, through June 30, 2020. The amount reported for the six months ended June 30, 2020 includes net costs of $277 that were incurred in first quarter of 2020.

Performance and Valuation Measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Consolidated and Combined Non-GAAP Financial Measures:
Performance Metrics
Consolidated and Combined EBITDA	$7,276	$4,074	$12,569	$6,561
Consolidated and Combined Adjusted EBITDA	$10,894	$6,827	$18,715	$13,203
Valuation Metric
Consolidated Adjusted EBITDAR	$20,625		$38,139

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Segment Non-GAAP Measures:(a)
Segment Adjusted EBITDA from Operations
Home health and hospice services	$10,387	$7,327	$19,456	$13,969
Senior living services	$4,619	$4,258	$8,260	$8,713

(a)	General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss.

The tables below reconcile Consolidated and Combined Net Income to Consolidated and Combined EBITDA, and Consolidated Adjusted EBITDAR for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Consolidated and Combined Net income	$4,337	$3,687	$7,317	$5,171
Less: Net income attributable to noncontrolling interest	—	200	—	350
Add: Provision for income taxes (benefit)	1,437	(375)	2,326	(32)
Net interest expense	301	—	704	—
Depreciation and amortization	1,201	962	2,222	1,772
Consolidated and Combined EBITDA	7,276	4,074	12,569	6,561
Adjustments to Consolidated and Combined EBITDA
Add: Costs at start-up operations(a)	473	81	705	317
Share-based compensation expense(b)	1,959	508	3,915	1,127
Acquisition related costs(c)	—	503	—	541
Spin-Off related transaction costs(d)	—	1,658	—	4,648
Transition services costs(e)	267	—	317	—
Net COVID-19 related costs(f)	883	—	1,160	—
Rent related to item (a) above	36	3	49	9
Consolidated and Combined Adjusted EBITDA	10,894	6,827	18,715	13,203
Rent—cost of services	9,767	8,533	19,473	16,830
Rent related to item (a) above	(36)	(3)	(49)	(9)
Adjusted rent—cost of services	9,731	8,530	19,424	16,821
Consolidated Adjusted EBITDAR	$20,625		$38,139

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense incurred which is included in cost of services and general and administrative expense.
(c)	Acquisition related costs that are not capitalizable.
(d)	Costs incurred related to the Spin-Off are included in general and administrative expense.
(e)
A portion of the costs incurred under the Transition Services Agreement (as defined in Note 3, Related Party Transactions and Net Parent Investment) identified as redundant or nonrecurring that are included in general and administrative expense. Fees incurred under the Transition Services agreement, net of the Company’s payroll reimbursement, were $1,525 and $2,861 for the three and six months ended June 30, 2020, respectively.

(f)	Represents incremental costs incurred as part of the Company's response to COVID-19 including direct medical supplies, labor, and other expenses, net of $554 in increased revenue related to the 2% payment increase in Medicare reimbursements for sequestration relief with dates of service from May 1, 2020, through June 30, 2020. The amount reported for the six months ended June 30, 2020 includes net costs of $277 that were incurred in first quarter of 2020.

The table below reconciles Segment Adjusted EBITDAR from Operations to Segment Adjusted EBITDA from Operations for the periods presented:

	Three Months Ended June 30,
	Home Health and Hospice		Senior Living
	2020	2019	2020	2019
	(In thousands)
Segment Adjusted EBITDAR from Operations	$11,245	$8,103	$13,492	$12,012
Less: Rent—cost of services	874	779	8,893	7,754
Rent related to start-up operations	(16)	(3)	(20)	—
Segment Adjusted EBITDA from Operations	$10,387	$7,327	$4,619	$4,258

	Six Months Ended June 30,
	Home Health and Hospice		Senior Living
	2020	2019	2020	2019
	(In thousands)
Segment Adjusted EBITDAR from Operations	$21,151	$15,374	$25,989	$24,129
Less: Rent—cost of services	1,724	1,414	17,749	15,416
Rent related to start-up operations	(29)	(9)	(20)	—
Segment Adjusted EBITDA from Operations	$19,456	$13,969	$8,260	$8,713

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

We calculate Consolidated and Combined Adjusted EBITDA by adjusting Consolidated and Combined EBITDA to exclude the effects of non-core business items, which for the reported periods includes, to the extent applicable:

•costs at start-up operations;
•share-based compensation expense;
•acquisition related costs;
•Spin-Off related transaction costs;
•redundant or nonrecurring costs incurred as part of the Transition Services Agreement (as defined in Note 3, Related Party Transactions and Net Parent Investment); and

•operating losses related to the closure of certain home health and hospice agencies that were closed in 2017.

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

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
Revenue

	Three Months Ended June 30,
	2020		2019
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health(a)	$20,824	22.4%	$20,680	25.0%
Hospice	32,623	35.2	25,220	30.5
Home care and other	4,537	4.9	4,308	5.2
Total home health and hospice services	57,984	62.5	50,208	60.7
Senior living services	34,756	37.5	32,526	39.3
Total revenue	$92,740	100.0%	$82,734	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $10.0 million, or 12.1%. We experienced growth of $6.4 million from increased operational performance in our Home Health and Hospice and Senior Living segments as detailed below. Revenue from acquired operations resulted in adding $3.6 million or 4.4% during the three months ended June 30, 2020.

Home Health and Hospice Services

	Three Months Ended June 30,
	2020	2019	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$20,824	$20,680	$144	0.7%
Hospice services	32,623	25,220	7,403	29.4
Home care and other	4,537	4,308	229	5.3
Total home health and hospice revenue	$57,984	$50,208	$7,776	15.5%

	Three Months Ended June 30,
	2020	2019	Change	% Change
Home health services:
Total home health admissions	5,259	5,727	(468)	(8.2)%
Total Medicare home health admissions	2,459	2,675	(216)	(8.1)
Average Medicare revenue per 60-day completed episode(a)	$3,412	$3,162	$250	7.9
Hospice services:
Total hospice admissions	1,954	1,619	335	20.7
Average daily census	1,979	1,673	306	18.3
Hospice Medicare revenue per day	$164	$162	$2	1.2
Number of home health and hospice agencies at period end	67	62	5	8.1

(a)	Recast prior period based upon current methodology.

Home health and hospice revenue increased $7.8 million, or 15.5%. Revenue grew due to an increase of 20.7% in total hospice admissions, an increase of 18.3% in hospice average daily census, and an increase in average Medicare revenue per 60-day completed episode of 7.9%, offset by a decrease in home health admissions of 8.2%. Growth was partially driven by the addition of five home health, hospice and home care operations between June 30, 2019 and June 30, 2020, resulting in an increase of $2.6 million or 5.2% overall.

Senior Living Services

	Three Months Ended June 30,
	2020	2019	Change	% Change

Revenue (in thousands)	$34,756	$32,526	$2,230	6.9%
Number of communities at period end	54	51	3	5.9
Occupancy	78.5%	80.3%	(1.8)%
Average monthly revenue per occupied unit	$3,204	$3,098	$106	3.4

Senior living revenue increased $2.2 million, or 6.9%, for the three months ended June 30, 2020 compared to the same period in the prior year due to an increase in average monthly revenue per occupied unit and an increase of $1.0 million or 3.1% in revenue from the addition of three senior living communities between June 30, 2019 and June 30, 2020.

Cost of Services

The following table sets forth total cost of services by each of our reportable segments for the periods indicated:

	Three Months Ended June 30,
	2020	2019	Change	% Change
	(In thousands)
Home Health and Hospice	$46,109	$42,463	$3,646	8.6%
Senior Living	22,050	20,575	1,475	7.2
Total cost of services	$68,159	$63,038	$5,121	8.1%

Consolidated and combined cost of services increased $5.1 million or 8.1%. The company incurred $1.4 million of COVID-19 related costs and supplies for the three months ended June 30, 2020. Cost of services as a percentage of revenue decreased by 2.7% to 73.5% for the three months ended June 30, 2020.

Home Health and Hospice Services

	Three Months Ended June 30,
	2020	2019	Change	% Change
	(In thousands)
Cost of service	$46,109	$42,463	$3,646	8.6%
Cost of services as a percentage of revenue	79.5%	84.6%	(5.1)%

Cost of services related to our home health and hospice services segment increased $3.6 million, or 8.6%, primarily due to increased volume of services related to hospice. Cost of services as a percentage of revenue for the three months ended June 30, 2020 decreased 5.1% compared to the three months ended June 30, 2020, from focusing on managing labor and services during the pandemic and additional revenue due to the sequestration suspension in the current year.

Senior Living Services

	Three Months Ended June 30,
	2020	2019	Change	% Change
	(In thousands)
Cost of service	$22,050	$20,575	$1,475	7.2%
Cost of services as a percentage of revenue	63.4%	63.3%	0.1%

Cost of services related to our senior living services segment increased $1.5, or 7.2%, and by 0.1% as a percent of revenue as a result of the increase in costs associated with newly acquired communities and additional field-based resources to support our growing infrastructure. Our acquisition focus is to opportunistically acquire underperforming operations. Historically, we generally experience higher cost of services at newly acquired operations; therefore, we anticipate fluctuation in cost of services as a percentage of revenue during years of acquisition growth.

Rent—Cost of Services. Actual rent expense increased 14.5% from $8.5 million to $9.8 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily as a result of acquisitions and through certain lease modifications which occurred in connection with the Spin-Off; rent as a percentage of total revenue increased slightly from 10.3% to 10.5% in the three months ended June 30, 2020.

General and Administrative Expense. Our actual general and administrative expense increased 9.4% from $6.9 million to $7.5 million; however, it decreased as a percentage of revenue from 8.3% to 8.1%, as the growth in revenue outpaced the growth in expense.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat as a percentage of total revenue.

Provision for Income Taxes. Our effective tax rate for the three months ended June 30, 2020 was 24.9% of earnings before income taxes. Our effective tax rate decreased from our statutory tax rate by approximately 0.4% as a result of excess tax benefits from stock-based compensation and increased by approximately 0.3% as a result of non-deductible expenses. Our effective tax rate for the three months ended June 30, 2019 was a benefit of 11.3% of earnings before income taxes. Our effective tax rate decreased from our statutory tax rate by approximately 36.7% as a result of excess tax benefits from stock-based compensation and increased by approximately 1.5% as a result of non-deductible expenses. See Note 14, Income Taxes, to the Interim Financial Statements included elsewhere in this Quarterly Report filed on Form 10-Q for further discussion.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Revenue

	Six Months Ended June 30,
	2020		2019
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health(a)	$42,268	22.9%	$40,224	25.0%
Hospice	63,063	34.2	47,678	29.7
Home care and other	9,415	5.1	8,423	5.3
Total home health and hospice services	114,746	62.2	96,325	60.0
Senior living services	69,843	37.8	64,316	40.0
Total revenue	$184,589	100.0%	$160,641	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $23.9 million, or 14.9%. We experienced growth of $17.8 million from increased operational performance in our Home Health and Hospice and Senior Living segments as detailed below. Revenue from acquired operations resulted in adding $6.1 million or 3.8% during the six months ended June 30, 2020.

Home Health and Hospice Services

	Six Months Ended June 30,
	2020	2019	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$42,268	$40,224	$2,044	5.1%
Hospice services	63,063	47,678	15,385	32.3
Home care and other	9,415	8,423	992	11.8
Total home health and hospice revenue	$114,746	$96,325	$18,421	19.1%

	Six Months Ended June 30,
	2020	2019	Change	% Change
Home health services:
Total home health admissions	11,395	11,167	228	2.0%
Total Medicare home health admissions	5,268	5,278	(10)	(0.2)
Average Medicare revenue per 60-day completed episode(a)	$3,232	$3,093	$139	4.5
Hospice services:
Total hospice admissions	3,630	2,953	677	22.9
Average daily census	1,925	1,544	381	24.7
Hospice Medicare revenue per day	$163	$163	$—	—
Number of home health and hospice agencies at period end	67	62	5	8.1

(a)	Recast prior period based upon current methodology.

Home health and hospice revenue increased $18.4 million, or 19.1%. Revenue grew primarily due to an increase in hospice average daily census of 24.7%, total hospice admissions of 22.9%, and an increase in home health admissions of 2.0%, partially offset by an increase in discharges. Growth was partially driven by the addition of five home health, hospice and home care operations between June 30, 2019 and June 30, 2020, resulting in an increase of $4.2 million or 4.4% overall.

Senior Living Services

	Six Months Ended June 30,
	2020	2019	Change	% Change

Revenue (in thousands)	$69,843	$64,316	$5,527	8.6%
Number of communities at period end	54	51	3	5.9
Occupancy	79.3%	80.1%	(0.8)%
Average monthly revenue per occupied unit	$3,205	$3,109	$96	3.1

Senior living revenue increased $5.5 million, or 8.6%, for the six months ended June 30, 2020 compared to the same period in the prior year due to increased performance in occupancy in same store communities and average monthly rent plus an increase of $1.9 million or 3.0% in revenue from the addition of three senior living communities between June 30, 2019 and June 30, 2020.

Cost of Services

The following table sets forth total cost of services by each of our reportable segments for the periods indicated:

	Six Months Ended June 30,
	2020	2019	Change	% Change
	(In thousands)
Home Health and Hospice	$93,497	$81,442	$12,055	14.8%
Senior Living	44,851	40,325	4,526	11.2
Total cost of services	$138,348	$121,767	$16,581	13.6%

Consolidated and combined cost of services increased $16.6 million or 13.6%. The company incurred $1.7 million of COVID-19 related costs and supplies for the six months ended June 30, 2020. Cost of services as a percentage of revenue for the six months ended June 30, 2020 decreased by 0.9% to 74.9% from 75.8% compared to the six months ended June 30, 2019.

Home Health and Hospice Services

	Six Months Ended June 30,
	2020	2019	Change	% Change
	(In thousands)
Cost of service	$93,497	$81,442	$12,055	14.8%
Cost of services as a percentage of revenue	81.5%	84.5%	(3.0)%

Cost of services related to our home health and hospice services segment increased $12.1 million, or 14.8%, primarily due to increased volume of services. Cost of services as a percentage of revenue for the six months ended June 30, 2020 decreased 3.0% compared to the six months ended June 30, 2019, from focusing on managing labor and expenses during the pandemic and additional revenue due to the sequestration suspension in the current year.

Senior Living Services

	Six Months Ended June 30,
	2020	2019	Change	% Change
	(In thousands)
Cost of service	$44,851	$40,325	$4,526	11.2%
Cost of services as a percentage of revenue	64.2%	62.7%	1.5%

Cost of services related to our senior living services segment increased $4.5 million, or 11.2%, and by 1.5% as a percent of revenue as a result of the increase in costs associated with newly acquired communities and additional field-based resources to support our growing infrastructure. Our acquisition focus is to opportunistically acquire underperforming operations. Historically, we generally experience higher cost of services at newly acquired operations; therefore, we anticipate fluctuation in cost of services as a percentage of revenue during years of acquisition growth.

Rent—Cost of Services. Actual rent increased 15.7% from $16.8 million to $19.5 million in the six months ended June 30, 2020, primarily as a result of acquisitions and through certain lease modifications which occurred in connection with the Spin-Off. Rent as a percentage of total revenue remained flat in the six months ended June 30, 2020, as the growth in revenue outpaced the increase in rent expense.

General and Administrative Expense. Our general and administrative expense decreased from 9.4% to 7.7% as a percentage of revenue, or from $15.1 million to $14.2 million, primarily due to transaction related costs of $4.6 million incurred during the six months ended June 30, 2019 related to the Spin-Off. The impact of removing the transaction costs in 2019 was partially offset by additional share based compensation of $2.8 million for the six months ended June 30, 2020 when compared to the six months ended June 30, 2019.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat as a percentage of total revenue.

Provision for Income Taxes. Our effective tax rate for the six months ended June 30, 2020 was 24.1% of earnings before income taxes. Our effective tax rate decreased from our statutory tax rate by approximately 2.1% as a result of excess tax benefits from stock-based compensation and increased by approximately 1.0% as a result of non-deductible expenses. Our effective tax rate for the six months ended June 30, 2019 was a benefit of 0.6% of earnings before income taxes. Our effective tax rate decreased from our statutory tax rate by approximately 25.9% as a result of excess tax benefits from stock-based compensation and increased by approximately 1.3% as a result of non-deductible expenses. See Note 14, Income Taxes, to the Interim Financial Statements included elsewhere in this Quarterly Report filed on Form 10-Q for further discussion.

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

The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of June 30, 2020, the Company was in compliance with all covenants.

As of June 30, 2020 we had $12.1 million of cash and $70.0 million of available borrowing capacity on our Revolving Credit Facility.

The CARES Act and COVID-19 Capital Considerations

The events surrounding COVID-19 have impacted our business. In the second half of March 2020, our cash flow experienced a slight decrease as our home health admits slowed and our senior living occupancy decreased in response to government orders such as the ban on elective procedures and limitation on visits and in-person tours at our communities. Beginning in May and through June we began to see improvement in our home health admits.

During the quarter the Company received $9.9 million from the PRF established by the CARES Act; however, the strength of our financial position and our available liquidity enabled us to reject and return those funds.

The CARES Act expanded CMS’s ability to provide accelerated/advance payments intended to increase the cash flow of healthcare providers and suppliers impacted by COVID-19. During the quarter, the Company applied for and received $28.0 million as an advance payment. These payments are subject to automatic recoupment through offsets to new claims beginning 120 days after payment issuance and ending no later than 210 days from payment issuance. The Company used these payments, along with cash from operations, to reduce the outstanding balance on the Company’s line of credit by $27.0 million during the quarter. The CARES Act also temporarily suspends the 2% sequestration payment adjustment on Medicare fee-for-service payment, meaning we saw a 2% payment increase on Medicare claims with dates of service from May 1, 2020 through December 31, 2020. Through June 30, 2020, we have earned $0.6 million due to the suspension of the sequestration adjustment.

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

The following table presents selected data from our combined statement of cash flows for the periods presented:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Net cash provided by/(used in) operating activities	$43,398	$4,003
Net cash used in investing activities	(13,803)	(18,567)
Net cash provided by financing activities	(17,868)	14,566
Net increase in cash	11,727	2
Cash at beginning of year	402	41
Cash at end of year	$12,129	$43

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Our net cash provided by operating activities for the six months ended June 30, 2020 increased by $39.4 million. The increase was primarily due to an increase of $28.0 million related to Advance Payments received from the CARES Act, increased net income as a result of reduced general and administrative expense related to the absence of Spin-Off related transaction costs in the current quarter, and increased non-cash items such as depreciation and amortization and share-based compensation.

Our net cash used in investing activities for the six months ended June 30, 2020 decreased by $4.8 million compared to the six months ended June 30, 2019, primarily as a result of larger acquisition costs in the first half of 2019 as our spending on business and asset acquisitions decreased by $7.9 million in the six months ended June 30, 2020, offset by an increase in capital expenditure spending of $2.3 million in support of establishing post Spin-Off stand-alone systems.

        Our net cash provided by financing activities decreased by approximately $32.4 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to an increase in payments on our revolving credit facility, offset by cash from Net Parent Investment with Ensign in the prior year.

Contractual Obligations, Commitments and Contingencies

Other than certain draws and payments made on our Revolving Credit Facility, as described in Note 11, Debt, to the condensed consolidated and combined financial statements in Part I of this 10-Q, there have been no material changes to our total obligations during the period covered by this 10-Q outside of the normal course of our business.

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

As a result of the above risks, COVID-19 could materially and adversely impact our results of operations, financial position and/or liquidity. The degree of the impact from these risks will depend on the extent and duration of the COVID-19 pandemic and the resulting economic contraction. Our results this quarter, including metrics such as revenues, operating margins, net income and other financial and operating data, may not be indicative of results for future periods.

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

The Pennant Group, Inc.

Dated: August 11, 2020	BY:	/s/ JENNIFER L. FREEMAN
Jennifer L. Freeman
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)