Form 10-Q
period 2020-09-30
Pennant Group, Inc.
filed 2020-11-10
CIK 1766400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2020.

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
None
(Former name, former address and former fiscal year, if changed since last report)
________________
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 10, 2020, 28,189,519 shares of the registrant’s common stock were outstanding.

THE PENNANT GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Part I. Financial Information
Item 1.	Financial Statements (unaudited):
	Condensed Consolidated and Combined Balance Sheets as of September 30, 2020 and December 31, 2019	1
	Condensed Consolidated and Combined Statements of Income for the three and nine months ended September 30, 2020 and 2019	2
	Condensed Consolidated and Combined Statements of Stockholders’ Equity and Net Parent Investment for the three and nine months ended September 30, 2020 and 2019	3
	Condensed Consolidated and Combined Statements of Cash Flows for the nine months ended September 30, 2020 and 2019	5
	Notes to the Condensed Consolidated and Combined Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	47
	Part II. Other Information
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 6.	Exhibits	52
	Signatures	53

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(unaudited, in thousands, except par value)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash	$8,320	$402
Accounts receivable—less allowance for doubtful accounts of $559 and $677, respectively	35,865	32,183
Prepaid expenses and other current assets	9,266	6,098
Total current assets	53,451	38,683
Property and equipment, net	19,056	14,644
Right-of-use assets	309,621	316,328
Escrow deposits	6,287	1,400
Restricted and other assets	2,469	1,955
Intangible assets, net	35	45
Goodwill	49,093	41,233
Other indefinite-lived intangibles	40,098	33,462
Total assets	$480,110	$447,750
Liabilities and equity
Current liabilities:
Accounts payable	$7,773	$8,653
Accrued wages and related liabilities	18,443	16,343
Lease liabilities—current	13,897	12,285
Other accrued liabilities	43,156	13,911
Total current liabilities	83,269	51,192
Long-term lease liabilities—less current portion	297,903	304,044
Other long-term liabilities	8,903	2,877
Long-term debt, net	696	18,526
Total liabilities	390,771	376,639
Commitments and contingencies
Equity:
Common stock, $0.001 par value; 100,000 shares authorized; 28,585 and 28,119 shares issued and outstanding at September 30, 2020, respectively, and 28,435 and 27,853 shares issued and outstanding at December 31, 2019, respectively.	28	28
Additional paid-in capital	81,451	74,882
Retained earnings (accumulated deficit)	7,925	(3,799)
Treasury stock, at cost, 3 shares at September 30, 2020	(65)	—
Total equity	89,339	71,111
Total liabilities and equity	$480,110	$447,750
See accompanying notes to condensed consolidated and combined financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(unaudited, in thousands, except for per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue	$98,397	$88,398	$282,986	$249,039

Expense
Cost of services	75,486	68,286	213,834	190,053
Rent—cost of services	9,721	8,538	29,194	25,368
General and administrative expense	7,500	8,577	21,699	23,710
Depreciation and amortization	1,212	1,071	3,434	2,843
Total expenses	93,919	86,472	268,161	241,974
Income from operations	4,478	1,926	14,825	7,065
Other income (expense):
Other income	225	—	225	—
Interest expense, net	(192)	—	(896)	—
Other income (expense), net	33	—	(671)	—
Income before provision for income taxes	4,511	1,926	14,154	7,065
Provision for income taxes	104	123	2,430	91
Net income	4,407	1,803	11,724	6,974
Less: net income attributable to noncontrolling interest	—	279	—	629
Net income and other comprehensive income attributable to The Pennant Group, Inc.	$4,407	$1,524	$11,724	$6,345
Earnings per share:
Basic	$0.16	$0.06	$0.42	$0.25
Diluted	$0.15	$0.06	$0.39	$0.25
Weighted average common shares outstanding:
Basic	28,055	27,834	27,967	27,834
Diluted	30,243	27,834	29,955	27,834
See accompanying notes to condensed consolidated and combined financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NET PARENT INVESTMENT
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock
	Shares	Amount			Shares	Amount	Total

Balance at December 31, 2019	28,435	$28	$74,882	$(3,799)	—	$—	$71,111
Net income attributable to The Pennant Group, Inc.	—	—	—	2,980	—	—	2,980
Stock-based compensation	—	—	1,956	—	—	—	1,956
Issuance of common stock from the exercise of stock options	38	—	138	—	—	—	138
Issuance/ (cancellation) of restricted stock	3	—	—	—	—	—	—
Balance at March 31, 2020	28,476	$28	$76,976	$(819)	—	$—	$76,185
Net income attributable to The Pennant Group, Inc.	—	—	—	4,337	—	—	4,337
Stock-based compensation	—	—	1,959	—	—	—	1,959
Issuance of common stock from the exercise of stock options	20	—	77	—	—	—	77
Issuance/ (cancellation) of restricted stock	20	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding	(2)	—	—	—	2	(57)	(57)
Balance at June 30, 2020	28,514	$28	$79,012	$3,518	2	$(57)	$82,501
Net income attributable to The Pennant Group, Inc.	—	—	—	4,407	—	—	4,407
Stock-based compensation	—	—	2,102	—	—	—	2,102
Issuance of common stock from the exercise of stock options	70		337	—	—	—	337
Issuance/ (cancellation) of restricted stock	2			—	—	—	—
Shares of common stock used to satisfy tax withholding	(1)	—	—	—	1	(8)	(8)
Balance at September 30, 2020	28,585	$28	$81,451	$7,925	3	$(65)	$89,339

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NET PARENT INVESTMENT - (Continued)
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital			Non-Controlling Interest
	Shares	Amount		Retained Earnings	Net Parent Investment		Total

Balance at December 31, 2018	—	$—	$—	$—	$55,856	$9,432	$65,288
Noncontrolling interest attributable to subsidiary equity plan	—	—	—	—	(317)	658	341
Net income attributable to noncontrolling interest	—	—	—	—	—	150	150
Net transfer from parent	—	—	—	—	4,411	—	4,411
Net income attributable to The Pennant Group, Inc.	—	—	—	—	1,334	—	1,334
Balance at March 31, 2019	—	$—	$—	$—	$61,284	$10,240	$71,524
Noncontrolling interest attributable to subsidiary equity plan	—	—	—	—	(2,497)	2,733	236
Net income attributable to noncontrolling interest	—	—	—	—	—	200	200
Net transfer from parent	—	—	—	—	11,041	—	11,041
Net income attributable to The Pennant Group, Inc.	—	—	—	—	3,487	—	3,487
Balance at June 30, 2019	—	$—	$—	$—	$73,315	$13,173	$86,488
Noncontrolling interest attributable to subsidiary equity plan	—	—	—	—	(177)	194	17
Stock repurchase related to subsidiary equity plan	—	—	—	—	—	(394)	(394)
Net income attributable to noncontrolling interest	—	—	—	—	—	279	279
Net transfer to parent	—	—	—	—	(3,558)	—	(3,558)
Net income attributable to The Pennant Group, Inc.	—	—	—	—	1,524	—	1,524
Balance at September 30, 2019	—	$—	$—	$—	$71,104	$13,252	$84,356

See accompanying notes to condensed consolidated and combined financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$11,724	$6,974
Adjustments to reconcile net income to net cash provided by/ (used in) operating activities:
Depreciation and amortization	3,434	2,843
Amortization of deferred financing fees	248	—
Provision for doubtful accounts	397	630
Share-based compensation	6,017	1,395
Change in operating assets and liabilities:
Accounts receivable	(4,201)	(6,410)
Prepaid expenses and other assets	(3,055)	(254)
Operating lease obligations	2,177	34
Accounts payable	(946)	(97)
Accrued wages and related liabilities	2,199	1,793
Other accrued liabilities	7,096	5,288
Contract liabilities (CARES Act advance payments)	27,997	—
Net cash provided by operating activities	53,087	12,196
Cash flows from investing activities:
Purchase of property and equipment	(7,692)	(4,635)
Cash payments for business acquisitions, net of escrow	(14,093)	(18,760)
Cash payments for asset acquisitions	—	(20)
Escrow deposits	(5,287)	—
Restricted and other assets	(506)	909
Net cash used in investing activities	(27,578)	(22,506)
Cash flows from financing activities:
Proceeds from sale of subsidiary shares	—	2,293
Repurchase of subsidiary shares	—	(2,687)
Net investment from parent	—	10,710
Proceeds from revolver agreement	28,500	—
Payments on revolver agreement	(46,500)	—
Repurchase of shares of common stock to satisfy tax withholding obligations	(65)	—
Payments for deferred financing costs	(78)	—
Issuance of common stock upon the exercise of options	552	—
Net cash (used in)/ provided by financing activities	(17,591)	10,316
Net increase in cash	7,918	6
Cash beginning of period	402	41
Cash end of period	$8,320	$47

See accompanying notes to condensed consolidated and combined financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - (Continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$854	$—
Income taxes	$6,447	$—
Lease liabilities	$28,999	$25,369
Right-of-use assets obtained in exchange for new operating lease obligations	$4,161	$8,665
Net non-cash adjustment to right-of-use assets and lease liabilities from lease modifications	$860	$—
Non-cash investing activity:
Capital expenditures	$510	$701
See accompanying notes to condensed consolidated and combined financial statements.

THE PENNANT GROUP INC.
NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In thousands, except per share data and operational senior living units)
1. DESCRIPTION OF BUSINESS

The Pennant Group, Inc. (herein referred to as “Pennant,” the “Company,” “it,” or “its”), is a holding company with no direct operating assets, employees or revenue. The Company, through its independent operating subsidiaries, provides healthcare services across the post-acute care continuum. As of September 30, 2020, the Company’s subsidiaries operated 72 home health, hospice and home care agencies and 54 senior living communities located in Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming.

On October 1, 2019, The Ensign Group, Inc. (NASDAQ: ENSG) (“Ensign” or the “Parent”) completed the separation of Pennant (the “Spin-Off”). To accomplish the Spin-Off, Ensign contributed all of its home health and hospice and substantially all of its senior living businesses into Pennant. Each Ensign stockholder received a distribution of one share of Pennant’s common stock for every two shares of Ensign’s common stock, plus cash in lieu of fractional shares. The noncontrolling interest was converted into shares of Pennant at the established conversion ratio. As a result of the Spin-Off on October 1, 2019, Pennant began trading as an independent company on the NASDAQ under the symbol “PNTG.”
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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The accompanying unaudited condensed consolidated and combined financial statements of the Company (the “Interim Financial Statements”) reflect the Company’s financial position, results of operations and cash flows of the business. The Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the regulations of the Securities and Exchange Commission (“SEC”). Management believes that the Interim Financial Statements reflect, in all material respects, all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations, and cash flows for the periods presented in conformity with GAAP. The results reported in these Interim Financial Statements are not necessarily indicative of results that may be expected for the entire year.

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

Estimates and Assumptions - The preparation of the Interim Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Interim Financial Statements relate to revenue, cost

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

allocations, intangible assets and goodwill, right-of-use assets and lease liabilities for leases greater than 12 months, self-insurance reserves, and income taxes. Actual results could differ from those estimates.

CARES Act: The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act allows for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. For the nine months ended September 30, 2020, the Company deferred approximately $5,327 of the employer-paid portion of social security taxes, which is included in Other long-term liabilities. The Company will continue to assess the effect of the CARES Act and ongoing other government legislation related to the COVID-19 pandemic that may be issued.

Prior to Spin Off - Prior to the Spin-Off, the combined financial statements were prepared on a stand-alone basis and derived from the consolidated financial statements and accounting records of Ensign. The Interim Financial Statements include allocations of costs for certain shared services provided to the Company by Ensign subsidiaries prior to the Spin-Off on October 1, 2019. Such allocations include, but are not limited to, executive management, accounting, human resources, information technology, compliance, legal, payroll, insurance, tax, treasury, and other general and administrative items. These costs were allocated to the Company on a basis of revenue, location, employee count, or other measures. These cost allocations are reflected within general and administrative expense in the condensed consolidated and combined statements of income, including for share-based compensation expenses disclosed in Note 12, Options and Awards. The amount of general and administrative costs allocated for the three and nine months ended September 30, 2019, inclusive of share-based compensation expense, was $8,577 and $23,710, respectively. Management believes the basis on which the expenses were allocated to be a reasonable reflection of the services provided to the Company during the periods.

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

Recent Accounting Standards Adopted by the Company

FASB Accounting Standards Update, or ASU, ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” or ASU 2020-4 - In March 2020, the FASB concluded its reference rate reform project and issued this ASU. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The optional expedients and exceptions are available for all entities as of March 12, 2020, through December 31, 2022. The Company has adopted ASU 2020-04, effective March 12, 2020. The impact of this ASU will be determined based on terms of any future contract modification related to a change in reference rate, including future modifications to the Company’s Revolving Credit Facility described in further detail in Note 11, Debt.

FASB ASU, 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” or ASU 2018-15. The update helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement), by providing guidance in determining when the arrangement includes a software license. It requires entities to account for such costs consistent with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The Company has adopted ASU 2018-15, effective January 1, 2020. There was no material impact to the Company’s Interim Financial Statements or disclosures.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

FASB ASU, 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” or ASU 2018-13 - In August 2018, the FASB issued amended guidance to simplify fair value measurement disclosure requirements. The new provisions eliminate the requirements to disclose (1) transfers between Level 1 and Level 2 of the fair value hierarchy, (2) policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy, and (3) net asset value disclosure of estimates of timing of future liquidity events. The FASB also modified disclosure requirements of Level 3 fair value measurements. The Company adopted ASU 2018-13 as of January 1, 2020. There was no material impact to the Company’s Interim Financial Statements or disclosures.

FASB ASU, 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” or ASU 2017-04 - In January 2017, the FASB issued amended authoritative guidance to simplify and reduce the cost and complexity of the goodwill impairment test. The new guidance eliminates “Step 2” from the traditional two-step goodwill impairment test and redefines the concept of impairment from a measure of loss when comparing the implied fair value of goodwill to its carrying amount, to a measure comparing the fair value of a reporting unit with its carrying amount. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment or “Step 2” of the goodwill impairment test. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The Company adopted ASU 2017-04 as of January 1, 2020. There was no material impact to the Company’s Interim Financial Statements or disclosures.

FASB ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” or ASU 2016-13 - In June 2016, the FASB issued ASU 2016-13, which replaced the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The Company adopted ASU 2016-13 as of January 1, 2020. There was no material impact to the Company’s Interim Financial Statements or related disclosures.

3. RELATED PARTY TRANSACTIONS AND NET PARENT INVESTMENT
The Interim Financial Statements include a combination of stand-alone and combined business functions between Ensign and the Company’s subsidiaries prior to the Spin-Off. The Company leases 31 of its senior living communities from subsidiaries of Ensign, each of the leases have a term of between 14 and 20 years from the lease commencement date. The total amount of rent expense included in Rent - cost of services paid to subsidiaries of Ensign was $3,131 and $9,363 for the three and nine months ended September 30, 2020, respectively, and $2,942 and $8,409, for the three and nine months ended September 30, 2019, respectively.

The Company’s subsidiaries received services from Ensign’s subsidiaries. Services included in cost of services were $1,111 and $3,299, for the three and nine months ended September 30, 2020, respectively, and $998 and $2,493, for the three and nine months ended September 30, 2019, respectively.

Transactions that occurred, prior to the Spin-Off, between subsidiaries of the Company and subsidiaries of Ensign were considered to be effectively settled at the time the transaction was recorded. The net effect of these transactions, including the cash management, is included in the Condensed Consolidated and Combined Statements of Cash Flows as “Net investment from/(to) Parent”.

Other related party activity with Ensign
On October 1, 2019, in connection with the Spin-Off, Pennant entered into several agreements with Ensign that set forth the principal actions taken or to be taken in connection with the Spin-Off and govern the relationship of the parties following the Spin-Off. The Company has incurred $1,389 and $4,250 in costs, net of the Company’s payroll reimbursement, related primarily to administrative support under the Transitions Services Agreement for the three and nine months ended September 30, 2020, respectively.

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

The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to The Pennant Group, Inc.	$4,407	$1,524	$11,724	$6,345
Add: net income attributable to noncontrolling interests	—	279	—	629
Net Income	$4,407	$1,803	$11,724	$6,974

Denominator:
Weighted average shares outstanding for basic net income per share	28,055	27,834	27,967	27,834
Plus: assumed incremental shares from exercise of options and assumed conversion or vesting of restricted stock(a)	2,188	—	1,988	—
Adjusted weighted average common shares outstanding for diluted income per share	30,243	27,834	29,955	27,834

Earnings Per Share:
Basic net income per common share	$0.16	$0.06	$0.42	$0.25
Diluted net income per common share	$0.15	$0.06	$0.39	$0.25

(a)
The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 224 and 45 for the three and nine months ended September 30, 2020, respectively.

5. REVENUE AND ACCOUNTS RECEIVABLE
Revenue is recognized when services are provided to the patients at the amount that reflects the consideration to which the Company expects to be entitled from patients and third-party payors, including Medicaid, Medicare and insurers (private, Medicare Advantage and Medicare replacement plans), in exchange for providing patient care. The healthcare services in home health and hospice patient contracts include routine services in exchange for a contractual agreed-upon amount or rate. Routine services are treated as a single performance obligation satisfied over time as services are rendered. As such, patient care services represent a bundle of services that are not capable of being distinct within the context of the contract. Additionally, there may be ancillary services which are not included in the rates for routine services, but instead are treated as separate performance obligations satisfied at a point in time, if and when those services are rendered.

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

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
Revenue from the Medicare and Medicaid programs accounted for 60.4% and 59.3% of the Company’s revenue, for the three and nine months ended September 30, 2020, respectively, and 56.8% and 55.1% for the three and nine months ended September 30, 2019, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement.

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

The Company’s service specific revenue recognition policies are as follows:

Home Health Revenue

Medicare Revenue

For Medicare episodes that began after January 1, 2020, net service revenue is recognized in accordance with the Patient Driven Groupings Model (“PDGM”). This new reimbursement structure involves case mix calculation methodology refinements, changes to low-utilization payment adjustment (“LUPA”) thresholds, the elimination of therapy thresholds, a change to the unit of payment from a 60-day episode to a 30-day payment period, and reduction of requests for anticipated payments (“RAPs”) to 20% of the estimated payment for a patient’s initial or subsequent period of care up-front (after the initial assessment is completed and upon initial billing). The RAPs will be completely phased out effective January 1, 2021. Under PDGM, Medicare provides agencies with payments for each 30-day payment period provided to beneficiaries. If a beneficiary is still eligible for care after the end of the first 30-day payment period, a second 30-day payment period can begin. There are no limits to the number of periods of care a beneficiary who remains eligible for the home health benefit can receive. While payment for each 30-day payment period is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a LUPA if the number of visits is below an established threshold that varies based on the diagnosis of a beneficiary; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the period of care; (c) adjustment to the admission source of claim if it is determined that the patient had a qualifying stay in a post-acute care setting within 14 days prior to the start of a 30-day payment period; (d) the timing of the 30-day payment period provided to a patient in relation to the admission date, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes to the acuity of the patient during the previous 30-day payment period; (f) changes in the base payments established by the Medicare program; (g) adjustments to the base payments for case mix and geographic wages; and (h) recoveries of overpayments.

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

Hospice Revenue

Revenue is recognized on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are calculated as daily rates for each of the levels of care the Company delivers. Revenue is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap and an overall payment cap, the Company monitors its provider numbers and estimates amounts due back to Medicare if a cap has been exceeded. The Company regularly evaluates and records these adjustments as a reduction to revenue and an increase to other accrued liabilities.

Senior Living Revenue

The Company has elected the lessor practical expedient within ASC Topic 842, Leases (“ASC 842”) and therefore recognizes, measures, presents, and discloses the revenue for services rendered under the Company’s senior living residency agreements based upon the predominant component, either the lease or non-lease component, of the contracts. The Company has determined that the services included under the Company’s senior living residency agreements each have the same timing and pattern of transfer. The Company recognizes revenue under ASC Topic 606, Revenue from Contracts with Customers for its senior residency agreements, for which it has determined that the non-lease components of such residency agreements are the predominant component of each such contract.

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

Revenue By Payor

Revenue by payor for the three and nine months ended September 30, 2020 and 2019, is summarized in the following tables:

	Three Months Ended September 30, 2020
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$15,156	$30,321	$—	$45,477	46.2%
Medicaid	1,938	2,813	9,181	13,932	14.2
Subtotal	17,094	33,134	9,181	59,409	60.4
Managed care	7,923	251	—	8,174	8.3
Private and other(a)	5,922	55	24,837	30,814	31.3
Total revenue	$30,939	$33,440	$34,018	$98,397	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended September 30, 2019
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$11,984	$25,429	$—	$37,413	42.3%
Medicaid	1,892	3,264	7,624	12,780	14.5
Subtotal	13,876	28,693	7,624	50,193	56.8
Managed care	7,104	449	—	7,553	8.5
Private and other(a)	5,003	46	25,603	30,652	34.7
Total revenue	$25,983	$29,188	$33,227	$88,398	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

	Nine Months Ended September 30, 2020
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$39,540	$85,551	$—	$125,091	44.2%
Medicaid	5,491	9,779	27,369	42,639	15.1
Subtotal	45,031	95,330	27,369	167,730	59.3
Managed care	21,885	1,064	—	22,949	8.1
Private and other(a)	15,706	109	76,492	92,307	32.6
Total revenue	$82,622	$96,503	$103,861	$282,986	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

	Nine Months Ended September 30, 2019
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$35,343	$67,469	$—	$102,812	41.3%
Medicaid	4,844	8,152	21,321	34,317	13.8
Subtotal	40,187	75,621	21,321	137,129	55.1
Managed care	20,290	1,138	—	21,428	8.6
Private and other(a)	14,153	107	76,222	90,482	36.3
Total revenue	$74,630	$76,866	$97,543	$249,039	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

Balance Sheet Impact

Included in the Company’s condensed consolidated and combined balance sheets are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. As of September 30, 2020, the Company had contract liabilities in the amount of $27,997 related to Advance Payments received in connection with the CARES Act. As further discussed in Note 10, Other Accrued Liabilities, the repayment terms for Medicare advance payments were modified through the passage of the Continuing Appropriations Act, 2021 and Other Extensions Act on October 1, 2020.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
Accounts receivable as of September 30, 2020 and December 31, 2019 is summarized in the following table:

	September 30, 2020	December 31, 2019
Medicare	$21,259	$17,822
Medicaid	6,533	6,579
Managed care	4,988	4,380
Private and other	3,644	4,079
Accounts receivable, gross	36,424	32,860
Less: allowance for doubtful accounts	(559)	(677)
Accounts receivable, net	$35,865	$32,183

Practical Expedients and Exemptions

As the Company’s contracts have an original duration of one year or less, the Company uses the practical expedient applicable to its contracts and does not consider the time value of money. Further, because of the short duration of these contracts, the Company has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue. In addition, the Company has applied the practical expedient provided by ASC 340, Other Assets and Deferred Costs (“ASC 340”), and all incremental customer contract acquisition costs are expensed as they are incurred because the amortization period would have been one year or less.

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

As of September 30, 2020, the Company provided services through 72 affiliated home health, hospice and home care agencies, and 54 affiliated senior living operations. The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. The Company’s Service Center provides various services to all lines of business. The Company does not review assets by segment and therefore assets by segment are not disclosed below.

The CODM uses Segment Adjusted EBITDAR from Operations as the primary measure of profit and loss for the Company's reportable segments and to compare the performance of its operations with those of its competitors. Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs, (4) Spin-Off transaction costs, (5) redundant and nonrecurring costs associated with the transition services agreement, (6) net income attributable to noncontrolling interest, and (7) net COVID-19 related costs. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
The following table presents certain financial information regarding our reportable segments, general and administrative expenses are not allocated to the reportable segments and are included in “All Other” for the three and nine months ended September 30, 2020 and 2019:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Three Months Ended September 30, 2020
Revenue	$64,379	$34,018	$—	$98,397
Segment Adjusted EBITDAR from Operations	$13,530	$11,684	$(6,970)	$18,244
Three Months Ended September 30, 2019
Revenue	$55,171	$33,227	$—	$88,398
Segment Adjusted EBITDAR from Operations	$8,499	$11,574	$(5,045)	$15,028

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Nine Months Ended September 30, 2020
Revenue	$179,125	$103,861	$—	$282,986
Segment Adjusted EBITDAR from Operations	$34,681	$37,673	$(15,971)	$56,383
Nine Months Ended September 30, 2019
Revenue	$151,496	$97,543	$—	$249,039
Segment Adjusted EBITDAR from Operations	$23,873	$35,703	$(14,524)	$45,052

This table provides a reconciliation of Segment Adjusted EBITDAR from Operations to income from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Segment Adjusted EBITDAR from Operations	$18,244	$15,028	$56,383	$45,052
Less: Depreciation and amortization	1,212	1,071	3,434	2,843
Rent—cost of services	9,721	8,538	29,194	25,368
Other Income	225	—	225	—
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(a)	717	60	1,422	377
Share-based compensation expense(b)	2,102	268	6,017	1,395
Acquisition related costs(c)	—	72	—	613
Spin-off related transaction costs(d)	—	3,372	—	8,020
Transition services costs(e)	96	—	413	—
Net COVID-19 related costs(f)	(307)	—	853	—
Add: Net income attributable to noncontrolling interest	—	279	—	629
Condensed Consolidated and Combined Income from Operations	$4,478	$1,926	$14,825	$7,065

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense incurred which is included in cost of services and general and administrative expense.
(c)	Acquisition related costs that are not capitalizable.
(d)	Costs incurred related to the Spin-Off are included in general and administrative expense.
(e)
A portion of the costs incurred under the Transition Services Agreement (as defined in Note 3, Related Party Transactions and Net Parent Investment) identified as redundant or nonrecurring that are included in general and administrative expense. Fees incurred under the Transition Services agreement, net of the Company’s payroll reimbursement, were $1,389 and $4,250 for the three and nine months ended September 30, 2020, respectively.

(f)
Represents incremental costs incurred as part of the Company's response to COVID-19 including direct medical supplies, labor, and other expenses, net of $1,121 and $1,675 in increased revenue related to the 2% payment increase in Medicare reimbursements for sequestration relief for the three and nine months ended September 30, 2020, respectively. For three months ended September 30, 2020, the sequestration revenue exceeded the incremental costs incurred by the Company.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

7. ACQUISITIONS
The Company’s acquisition focus is to purchase or lease operations that are complementary to the Company’s current businesses, accretive to the Company’s business or otherwise advance the Company’s strategy. The results of all the Company’s independent operating subsidiaries are included in the Interim Financial Statements subsequent to the date of acquisition. Acquisitions are accounted for using the acquisition method of accounting.

2020 Acquisitions

During the nine months ended September 30, 2020, the Company expanded its operations with the addition of four home health agency, five hospice agencies, and two senior living communities. The Company did not acquire any material assets or assume any material liabilities in connection with the acquisitions of the home health and hospice agencies. The aggregate purchase price for these acquisitions was $14,493. In connection with the addition of the senior living communities, the Company entered into a new long-term “triple-net” lease with a subsidiary of Ensign.The addition of these operations added a total of 164 operational senior living units to be operated by the Company’s independent operating subsidiaries. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction.

The fair value of assets for home health and hospice acquisitions was mostly concentrated in goodwill and as such, these transactions were classified as business combinations in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The purchase price for the business combinations was $14,493, which consisted of equipment of $78, goodwill of $7,860, and indefinite-lived intangible assets of $6,636 related to Medicare and Medicaid licenses, net of other liabilities assumed of $81. The Company anticipates that the total goodwill recognized will be fully deductible for tax purposes. There were no acquisition costs that were non-capitalizable related to the business combinations during the nine months ended September 30, 2020.

2019 Acquisitions

During the nine months ended September 30, 2019, the Company expanded its operations with the addition of two home health agencies, five hospice agencies, two home care agencies and two senior living communities. The Company did not acquire any material assets or assume any material liabilities in connection with the acquisitions. The aggregate purchase price for these acquisitions was $18,780. In connection with the addition of the senior living community, the Company entered into a new long-term “triple-net” lease with a subsidiary of Ensign. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction. The addition of these operations added a total of 143 operational senior living units to be operated by the Company’s independent operating subsidiaries.

The fair value of assets for all home health, hospice and home care acquisitions was concentrated in goodwill and as such, these transactions were classified as business combinations in accordance with ASC 805. The purchase price for the business combinations was $18,760, which mostly consisted of goodwill of $10,341 and indefinite-lived intangible assets of $8,326 related to Medicare and Medicaid licenses. The fair value of assets for the senior living acquisitions were concentrated in intangible assets and as such, these transactions were classified as an asset acquisition. The purchase price for the asset acquisitions was $20. The majority of total goodwill recognized is fully deductible for tax purposes. There were $613 in non-capitalizable acquisition costs related to the business combinations of home health, hospice, and home care during the nine months ended September 30, 2019.

Unaudited Pro Forma Data

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return. The operating subsidiaries acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. From time to time, these acquisitions are more strategic in nature that may or may not have positive operational results. Financial information, especially with underperforming operating subsidiaries, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. Revenue and income (loss) before tax included in the condensed consolidated statement of income relating to the business combinations was $3,849 and $(106) during the three months ended September 30, 2020, respectively, and $5,647 and $235 during the nine months ended September 30, 2020, respectively. Acquisition costs related to the business combinations were immaterial during the three and nine months ended

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
September 30, 2020, respectively.

Pro forma financial information has been included for the business combinations during the three and nine months ended September 30, 2020 and the three and nine months ended September 30, 2019, respectively. The acquisitions during the three and nine months ended September 30, 2020 have been included in the September 30, 2020 condensed consolidated and combined balance sheets of the Company, and the operating results have been included in the condensed consolidated and combined statements of income of the Company since the dates the Company gained effective control.

Revenues and operating costs were based on actual results from the prior operator or from regulatory filings where available. If actual results were not available, revenue and operating costs were estimated based on available partial operating results of the prior operator of the operation, or if no information was available, estimates were derived from the Company’s post-acquisition operating results for that particular operation.

The following tables represent unaudited pro forma results of condensed consolidated and combined operations as if the business combinations to date in fiscal year 2020 had occurred at the beginning of 2019, after giving effect to certain adjustments. The unaudited pro forma information is not indicative of what the results of operations would have been if the acquisitions had actually occurred at the beginning of the periods presented, and is not intended as a projection of future results or trends.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$99,056	$94,235	$291,662	$264,218
Net income attributable to The Pennant Group, Inc.(a)	$4,459	$1,375	$11,884	$6,182

(a)
Net income attributable to The Pennant Group, Inc. for the three and nine months ended September 30, 2020 and 2019 includes a tax impact of 24.7% and 25.0%, which are the respective statutory tax rates.

Subsequent Events

Subsequent to September 30, 2020, the Company announced it closed on a home health and hospice joint venture with Scripps Health (Scripps), a leading nonprofit integrated health system based in San Diego, California. The closing was effective October 1, 2020. The transaction, which combines certain assets and the operations of Scripps’s home health business and the assets and operations of the local Pennant-affiliated home health and hospice agencies, will be majority-owned and managed by an independent operating subsidiary of the Company and provide home health and hospice services to patients throughout San Diego County. Along with the assets contributed by local Pennant-affiliated home health and hospice agencies, the Company paid Scripps $6,200 for a majority interest in the joint venture. Additionally, the Company closed on the acquisitions of one home health agency in Oregon and one hospice agency in Nevada. The combined purchase price of the home health and hospice agencies was $13,900. As of the date of this report, the preliminary allocation of the purchase price for the acquisitions acquired subsequent to September 30, 2020 were not completed as necessary valuation information was not yet available. As such, the determination whether these acquisitions should be classified as business combinations or asset acquisitions under ASC 805 will be determined upon completion of the allocation of the purchase price.

Subsequent to September 30, 2020, the Company announced the successful establishment of two start-up hospice agencies. The Company was awarded a Certificate of Need by the State of Washington to establish a new hospice program in Snohomish County, which will supplement its current home health services in the area. Further, the Company also has begun accepting patients for a hospice program based in Murrieta, California that will service patients throughout Riverside and San Bernardino counties.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
8. PROPERTY AND EQUIPMENT—NET
Property and equipment, net consist of the following:

	September 30, 2020	December 31, 2019
Leasehold improvements	$9,218	$6,621
Equipment	23,866	18,930
Furniture and fixtures	1,058	877
	34,142	26,428
Less: accumulated depreciation	(15,086)	(11,784)
Property and equipment, net	$19,056	$14,644

Depreciation expense was $1,209 and $3,424 for the three and nine months ended September 30, 2020, respectively, and $1,062 and $2,798 for the three and nine months ended September 30, 2019, respectively.

The Company measures certain assets at fair value on a non-recurring basis, including long-lived assets, which are evaluated for impairment. Long-lived assets include assets such as property and equipment, operating lease assets and certain intangible assets. The inputs used to determine the fair value of long-lived assets and a reporting unit are considered Level 3 measurements due to their subjective nature. Management has evaluated its long-lived assets and determined there was no impairment during the three and nine months ended September 30, 2020 and 2019.

9. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS
The following table represents activity in goodwill by segment as of and for the nine months ended September 30, 2020:

	Home Health and Hospice Services	Senior Living Services	Total
December 31, 2019	$37,591	$3,642	$41,233
Additions	7,860	—	7,860
September 30, 2020	$45,451	$3,642	$49,093

Other indefinite-lived intangible assets consist of the following:

	September 30, 2020	December 31, 2019
Trade name	$355	$355
Medicare and Medicaid licenses	39,743	33,107
Total	$40,098	$33,462

As of September 30, 2020, we evaluated potential triggering events that might be indicators that our goodwill and indefinite lived intangibles were impaired. We considered the economic disruption and uncertainty surrounding the COVID-19 pandemic and the recent volatility in stock prices. The Company concluded that the current economic and business conditions did not result in a triggering event requiring a quantitative goodwill impairment analysis. No goodwill or intangible asset impairments were recorded during the three and nine months ended September 30, 2020 and 2019.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	September 30, 2020	December 31, 2019
Refunds payable	$2,417	$2,152
Deferred revenue	1,473	1,937
Resident deposits	6,183	6,292
Contract Liabilities (CARES Act advance payments)	27,997	—
Property taxes	1,018	1,130
Accrued self-insurance liabilities - current portion	1,026	—
Other	3,042	2,400
Other accrued liabilities	$43,156	$13,911

Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Deferred revenue occurs when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to residents and a small portion consists of non-refundable deposits recognized into revenue over a period of time. The CARES Act also expanded the Centers for Medicare & Medicaid Services’ (“CMS”) ability to provide accelerated/advance payments intended to increase the cash flow of healthcare providers and suppliers impacted by COVID-19. During the second quarter the Company applied for and received $27,997 in funds under the Accelerated and Advance Payment (“AAP”) Program. As originally structured, advance payments made under the AAP would have been recouped by offsetting 100% of the recipient’s Medicare claim payments beginning 120 days after the advance payment was made, with interest beginning to accrue as soon as 210 days after the date of the advance at a rate of 10.25%. On October 1, 2020, the Continuing Appropriations Act, 2021 and Other Extensions Act (the “CA Act”) was signed into law. Among other things, the CA Act significantly changed the repayment terms for AAP. These funds are subject to automatic recoupment through offsets to new claims beginning one year after funds were issued beginning in April 2021, at which time, Medicare will automatically recoup 25 percent of Medicare payments for 11 months. At the end of the 11 months and assuming full repayment has not occurred, recoupment will increase to 50 percent for another six months. Any balance outstanding after these two recoupment periods will be subject to repayment at a four percent interest rate. The Company anticipates completing repayment of the AAP within the allotted recoupment periods. As a result of the recoupment guidance, the Company reclassified $13,612 of the AAP to long-term liabilities in October 2020.

11. DEBT
Long-term debt, net consists of the following:

	September 30, 2020	December 31, 2019
Revolving Credit Facility	$2,000	$20,000
Less: unamortized debt issuance costs(a)	(1,304)	(1,474)
Long-term debt, net	$696	$18,526

(a)
Amortization expense for debt issuance costs was $86 and $248 for the three and nine months ended September 30, 2020, and is recorded in interest expense, net on the condensed consolidated and combined statements of income.

On October 1, 2019, Pennant entered into a credit agreement (the “Credit Agreement”), which provides for a revolving credit facility with a syndicate of banks with a borrowing capacity of $75.0 million (the “Revolving Credit Facility”). The interest rates applicable to loans under the Revolving Credit Facility are, at the Company’s election, either (i) Adjusted LIBOR (as defined in the Credit Agreement) plus a margin ranging from 2.5% to 3.5% per annum or (ii) Base Rate plus a margin ranging from 1.5% to 2.5% per annum, in each case based on the ratio of Consolidated Total Net Debt to Consolidated EBITDA (each, as defined in the Credit Agreement). In addition, Pennant will pay a commitment fee on the undrawn portion of the commitments under the Revolving Credit Facility that is estimated to be 0.6% per annum. The Company is not required to repay any loans under the Credit Agreement prior to maturity in 2024, other than to the extent the outstanding borrowings exceed the aggregate commitments under the Credit Agreement. As of September 30, 2020, the Company’s weighted average interest rate on its outstanding debt was 4.8%. As of September 30, 2020, the Company had availability on the Revolving Credit Facility of $69,987, which is net of outstanding letters of credit of $3,013.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
The fair value of the Company’s Revolving Credit Facility approximates carrying value, due to the short-term nature and variable interest rates. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates.

The Credit Agreement is guaranteed, jointly and severally, by certain of the Company’s wholly owned subsidiaries, and is secured by a pledge of stock of the Company's material independent operating subsidiaries as well as a first lien on substantially all of each material operating subsidiary's personal property. The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of September 30, 2020, the Company was compliant with all covenants.

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

Total share-based compensation expense for all Plans for the three and nine months ended September 30, 2020 and 2019 was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Prior to the Spin-Off:
Total share-based compensation	$—	$268	$—	$1,395
Following the Spin-Off:
Share-based compensation expense related to stock options	444	—	1,076	—
Share-based compensation expense related to Restricted Stock	1,558	—	4,643	—
Share-based compensation expense related to Restricted Stock to non-employee directors	100	—	298	—
Total share-based compensation	$2,102	$268	$6,017	$1,395

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
In future periods, the Company estimates it will recognize the following share-based compensation expense for unvested stock options and unvested Restricted Stock, which were unvested as of September 30, 2020:

	Unrecognized Compensation Expense	Weighted Average Recognition Period (in years)
Unvested stock options	$7,911	4.3
Unvested Restricted Stock	12,522	2.1
Total unrecognized share-based compensation expense	$20,433

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

The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted after the Spin-Off:

Grant Year	Options Granted	Risk-Free Interest Rate	Expected Life(a)	Expected Volatility(b)	Dividend Yield	Weighted Average Fair Value of Options
2020	494	0.5%	6.5	35.8%	—%	$9.81

(a)
Under the midpoint method, the expected option life is the midpoint between the contractual option life and the average vesting period for the options being granted. This resulted in an expected option life of 6.5 years for the options granted.

(b)	Because the Company’s equity shares have been traded for a relatively short period of time, expected volatility assumption was based on the volatility of related industry stocks.

The following table represents the employee stock option activity during the nine months ended September 30, 2020:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
December 31, 2019	1,573	$9.71	607	$4.80
Granted	494	27.04
Exercised	(129)	4.29
Forfeited	(23)	12.19
Expired	(9)	6.24
September 30, 2020	1,906	$14.55	573	$5.30

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
Restricted Stock

A summary of the status of Pennant’s non-vested Restricted Stock, and changes during the nine months ended September 30, 2020, is presented below:

	Non-Vested Restricted Stock	Weighted Average Grant Date Fair Value
December 31, 2019	1,793	$14.44
Granted	25	24.52
Vested	(159)	12.91
Forfeited	(7)	10.18
September 30, 2020	1,652	$14.75

13. LEASES
The Company’s independent operating subsidiaries lease 54 senior living communities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 21 years. Most of these leases contain renewal options, most involve rent increases and none contain purchase options. The lease term excludes lease renewals because the renewal rents are not at a bargain, there are no economic penalties for the Company to renew the lease, and it is not reasonably certain that the Company will exercise the extension options. As of September 30, 2020, the Company’s independent operating subsidiaries leased 31 communities from subsidiaries of Ensign (the “Ensign Leases”) under a master lease arrangement. The existing leases with subsidiaries of Ensign are generally for initial terms of between 14 to 20 years. In addition to rent, each of the operating companies are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all community maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties.
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

The components of operating lease cost, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Lease Costs:
Facility Rent—cost of services	$8,876	$7,813	$26,624	$23,229
Office Rent—cost of services	914	725	2,713	2,139
Sublease Income	$(69)	$—	$(143)	$—
Rent—cost of services	$9,721	$8,538	$29,194	$25,368

General and administrative expense	$76	$39	$218	$101
Variable lease cost (a)	$1,299	$1,204	$3,975	$3,402

(a)
Represents variable lease cost for operating leases, which costs include property taxes and insurance, common area maintenance, and consumer price index increases, incurred as part of our triple net lease, and which is included in cost of services for the three and nine months ended September 30, 2020 and 2019.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
The following table shows the lease maturity analysis for all leases as of September 30, 2020, for the years ended December 31:

Year	Amount
2020 (Remainder)	$9,607
2021	38,066
2022	37,390
2023	36,763
2024	36,078
Thereafter	388,293
Total lease payments	546,197
Less: present value adjustments	(234,397)
Present value of total lease liabilities	311,800
Less: current lease liabilities	(13,897)
Long-term operating lease liabilities	$297,903

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at each lease’s commencement date to determine each lease's operating lease liability. As of September 30, 2020, the weighted average remaining lease term is 15.2 years and the weighted average discount rate is 8.1%.

Subsequent Events

On October 5, 2020, the Company amended a lease included in the portfolio of Ensign Leases. The amendment modified the lease agreement to extend the initial term five years. In accordance with Topic 842, the amended lease agreement is considered modified and subject to lease modification guidance. The right-of-use (“ROU”) asset and lease liabilities related to the agreement were remeasured based on the change in the lease term. The incremental borrowing rate was also adjusted to mirror the revised lease term which become effective at the date of the modification. The impact of the modification was an increase of $1,079 to the ROU asset and lease liability.

14. INCOME TAXES
Prior to the date of the Spin-Off, the Company's operations were included in Ensign’s U.S. federal and state income tax returns and all income taxes were paid by Ensign. Additionally, prior to the date of the Spin-Off, income tax expense and other income tax related information contained in the Interim Financial Statements were presented on a separate tax return approach.

The Company recorded income tax expense of $104 and $2,430 for the three and nine months ended September 30, 2020, respectively, and income tax expense of $123 and $91 during the three and nine months ended September 30, 2019, respectively, or 2.3% and 17.2% of earnings before income taxes for the three and nine months ended September 30, 2020, respectively, compared to 6.4% and 1.3% of earnings before income taxes for the three and nine months ended September 30, 2019, respectively. The effective tax rate for both three- and nine-month periods includes excess tax benefits from stock-based compensation which were offset by non-deductible expenses including non-deductible compensation.

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

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
Cost-Containment Measures - Government and third-party payors have instituted cost-containment measures designed to limit payments made to providers of healthcare services, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect the Company.

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

Litigation - The Company’s businesses involve a significant risk of liability given the age and health of the patients and residents served by its independent operating subsidiaries. The Company, its operating companies, and others in the industry may be subject to a number of claims and lawsuits, including professional liability claims, alleging that services provided have resulted in personal injury, elder abuse, wrongful death or other related claims. Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and the Company is routinely subjected to these claims in the ordinary course of business, including potential claims related to patient care and treatment, and professional negligence, as well as employment related claims. If there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could materially adversely affect the Company’s business, financial condition, results of operations and cash flows. In addition, the defense of these lawsuits may result in significant legal costs, regardless of the outcome, and may result in large settlement amounts or damage awards.

In addition to the potential lawsuits and claims described above, the Company is also subject to potential lawsuits under the False Claims Act (the “FCA”) and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. A violation may provide the basis for exclusion from federally funded healthcare programs. Such exclusions could have a correlative negative impact on the Company’s financial performance. Some states, including California, Arizona and Texas, have enacted similar whistleblower and false claims laws and regulations. In addition, the Deficit Reduction Act of 2005 created incentives for states to enact anti-fraud legislation modeled on the FCA. As such, the Company could face increased scrutiny, potential liability and legal expenses and costs based on claims under state false claims acts in markets in which it conducts business.

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

Medicare Revenue Recoupments - The Company is subject to probe reviews relating to Medicare services, billings and potential overpayments by Unified Program Integrity Contractors (“UPIC”), Recovery Audit Contractors (“RAC”), Zone Program Integrity Contractors (“ZPIC”), Program Safeguard Contractors (“PSC”), Supplemental Medical Review Contractors (“SMRC”) and Medicaid Integrity Contributors (“MIC”) programs, each of the foregoing collectively referred to as “Reviews.” As of September 30, 2020, five of the Company’s independent operating subsidiaries had Reviews scheduled, on appeal or in dispute resolution process, both pre- and post-payment. If an operation fails an initial or subsequent Review, the operation could then be subject to extended Review, suspension of payment, or extrapolation of the identified error rate to all billing in the same time period. As of September 30, 2020, and through the filing of this Quarterly Report on Form 10-Q, the Company’s independent operating subsidiaries have responded to the Reviews that are currently ongoing, on appeal or in dispute resolution process and the Company has no material probable or estimable contingencies.

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

While the Company maintains various insurance programs to cover these risks, it retains risk for a substantial portion of potential claims for general and professional liability, workers’ compensation and automobile liability. The Company does not retain risk related to its employee health plans.

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

Concentrations

Credit Risk - The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s gross receivables from the Medicare and Medicaid programs accounted for approximately 76.3% and 74.3% of its total gross accounts receivable as of September 30, 2020 and December 31, 2019, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 60.4% and 59.3%, for the three and nine months ended September 30, 2020, respectively, and 56.8% and 55.1%, of the Company’s revenue for the three and nine months ended September 30, 2019, respectively.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the Interim Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Quarterly Report”). The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), which discusses our business and related risks in greater detail, as well as subsequent reports we may file from time to time on Form 10-K, Form 10-Q and 8-K, for additional information. The section entitled “Risk Factors” filed within our 2019 Annual Report describes some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Quarterly Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

        This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report. In addition to the Risk Factors included in the 2019 Annual Report, see Item 1A., Risk Factors, for additional risks related to this Quarterly Report.

Special Note About Forward-Looking Statements

    This Quarterly Report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “might,” “will,” “should,” “could,” “seeks,” “approximately,” “goals,” “future,” “projects,” “predicts,” “guidance,” “target,” “intends,” “plans,” “estimates,” “anticipates”, the negative version of these words or other comparable words. Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the benefits resulting from the Spin-Off, the effects of competition and the effects of future legislation or regulations and other non-historical statements. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 outbreak. The developments with respect to the spread of COVID-19 and its impacts have occurred rapidly, and because of the unprecedented nature of the pandemic we are unable to predict the extent and duration of the adverse financial impact of COVID-19 on our business, financial condition and results of operations.

    The risk factors discussed in this Quarterly Report and the 2019 Annual Report under the heading “Risk Factors,” could cause our results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

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

Overview

We are a leading provider of high-quality healthcare services to patients of all ages, including the growing senior population, in the United States. We strive to be the provider of choice in the communities we serve through our innovative operating model. We operate in multiple lines of businesses including home health, hospice and senior living services across Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. As of September 30, 2020, our home health and hospice business provided home health, hospice and home care services from 72 agencies operating across these 14 states, and our senior living business operated 54 senior living communities throughout six states.

The following table summarizes our affiliated home health and hospice agencies and senior living communities as of:

	December 31,								September 30,
	2012	2013	2014	2015	2016	2017	2018	2019	2020
Home health and hospice agencies	10	16	25	32	39	46	54	63	72
Senior living communities	10	12	15	36	36	43	50	52	54
Senior living units	1,034	1,256	1,587	3,184	3,184	3,434	3,820	3,963	4,127
Total number of home health, hospice, and senior living operations	20	28	40	68	75	89	104	115	126

COVID-19

Since its discovery in late 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19 (“COVID-19”), has spread from China to many other countries, including the United States. The outbreak has been declared to be a pandemic by the World Health Organization, and the United States Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. Additionally, the United States Centers for Disease Control and Prevention (“CDC”) has stated that older adults are at a higher risk for serious illness from COVID-19. As a result of the COVID-19 outbreak, we have taken necessary precautions to prevent and/or minimize spread of the virus to our patients and our residents.

We have been, and we expect to continue to be, impacted by several factors that may cause actual results to differ from our historical results or current expectations. Due to the COVID-19 pandemic, the results presented in this report are not necessarily indicative of future operating results. The situation surrounding COVID-19 remains fluid. We are actively managing our response in collaboration with government officials, team members and business partners and assessing potential impacts to our financial position and operating results, as well as adverse developments in our business.

Operational Response

During the second half of March 2020, we began experiencing a decrease in census at our home health agencies and a slight decrease in occupancy at our senior living communities, while our hospice census remained relatively flat through the month. Beginning in April 2020, we experienced a more significant decrease in census at our home health agencies, which was driven in large part by the delay of elective medical procedures that would be require in-home care after the procedure. In May we began to see those businesses stabilize and improve, which trend continued throughout June. During the third quarter we experienced increases in all metrics related to our home health and hospice businesses as compared to the prior year period (see Key Performance Indicators below). In our senior living communities, while new residents continued to move in throughout the quarter, it was at a lower rate than in periods prior to the onset of COVID-19. Our overall senior living occupancy has decreased since the onset of the outbreak due to a greater number of move outs net of move ins. We cannot be sure when the occupancy levels in our senior living communities will stabilize or improve over multiple measurement periods.

COVID-19 continues to impact all aspects of our business and geographies, including impacts on our patients, residents, team members, vendors and business partners. While we did not experience material disruptions during the three months ended September 30, 2020 in connection with the COVID-19 outbreak, with current cases continuing to develop across the United States, it is difficult to predict the full extent of the impact that COVID-19 will have on our future financial position and operating results due to numerous uncertainties. These uncertainties include the severity of the virus, the duration of the outbreak, and governmental, business or other actions (which could include limitations on our operations or mandates to provide services to our patients and communities). Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, as well as other unanticipated consequences remain unknown.

We have experienced and expect to continue to see increased labor costs due to increased overtime and premium pay and the increased need for temporary labor to supplement our existing staffing. Furthermore, we experienced and expect to continue to see increased expenses for medical supplies due to the need for more personal protective equipment (“PPE”) as part of our strict infection control procedures, along with additional COVID-19 testing expenses. To counteract the aforementioned increased costs, beginning in the second quarter we reduced spending on labor at our service centers, non-essential supplies, travel costs and all other discretionary items, and we delayed non-essential capital expenditure projects. We are monitoring the ongoing impact of the actions to our revenue and expenses. However, the extent to which COVID-19 will continue to impact our operations will depend on future developments, which remain uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others.

As a result of COVID-19, we have enhanced our infection control procedures in accordance with guidance from Centers for Medicare & Medicaid Services (“CMS”) along with other state and federal agencies to protect our patients, residents, and staff. The infection control guidance from CMS and other agencies continues to evolve. We frequently update our infection control procedures and share best practices across our organization. Our operating subsidiaries have followed guidelines from CMS, the CDC and other federal or state agencies regarding infection control, including recommended screening and isolation protocols, increased PPE usage and systems for addressing local needs related to supplies, staffing and communication with families, patients and local health agencies.

Financial Response

In light of the uncertainty surrounding the coronavirus, we implemented several precautionary measures to limit the financial impact to our operations and provide additional financial flexibility. In connection with the receipt of the Medicare advance payments and strengthening of our operations, we significantly paid down the balance of our Revolving Credit Facility, allowing us to continue with a reduced debt load, a lighter interest burden, and significant availability on our line of credit. We have also implemented cost control measures such as reduced spending on non-essential supplies, travel costs and all other discretionary items, and we have delayed non-essential capital expenditure projects. For further discussion on our financial response, please see Liquidity and Capital Resources below. We believe we have adequately adjusted our operations to maintain the financial health of our business based on current revenue and expenses.

The Spin-Off Transaction

On October 1, 2019, Ensign completed the Spin-Off, which was effected through a tax-free distribution to Ensign’s stockholders of substantially all of the outstanding shares of Pennant common stock. Each Ensign stockholder received a distribution of one share of Pennant common stock for every two shares of Ensign's common stock, plus cash in lieu of fractional shares. As a result of the Spin-Off on October 1, 2019, Pennant began trading as an independent publicly traded company on the NASDAQ under the symbol “PNTG.”
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

Recent Activities

Acquisitions. During the nine months ended September 30, 2020, the Company expanded its operations with the addition of four home health agency, five hospice agencies, and two senior living communities. In connection with these acquisitions, we did not assume any material known or unknown liabilities related to pre-closing dates of service. The addition of these operations added a total of 164 senior living units to be operated by our independent operating subsidiaries. We entered into a separate operations transfer agreement with the prior operator as part of each transaction. The aggregate purchase price for these acquisitions was $14.5 million. For further discussion of our acquisitions, see Note 7, Acquisitions, in the Notes to the Interim Financial Statements.

Trends

As discussed more above under COVID-19, in the third quarter we experienced an increase in all of our key metrics in our home health and hospice businesses. Since the pandemic began, we have experienced a steady decline in senior living occupancy as move-ins declined relative to move-outs due to the pandemic. We cannot be sure when the occupancy levels in our senior living communities will stabilize or improve over consecutive measurement periods. As uncertainty regarding the COVID-19 pandemic persists, and if cases continue to rise, we could see a more prolonged recovery. For further discussion of trends related to COVID-19, see COVID-19 above.

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

Government Regulation

We have disclosed under the heading “Government Regulation” in the 2019 Annual Report a summary of regulation that we believe materially affects our business, financial condition or results of operations. Since the time of the filing of the 2019 Annual Report, the following regulations have been proposed or enacted.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act and subsequent regulatory actions include provisions which provide cash payments and other resources to help individuals, small businesses, state and local governments, hospitals and other healthcare providers including targeted tax relief. The CARES Act provides $100 billion in relief funds to hospitals and other healthcare providers on the front lines of the coronavirus response known as the Provider Relief Fund (the “PRF”). This funding is being used to support healthcare-related expenses or lost revenue attributable to COVID-19 and to ensure uninsured Americans can get testing and treatment for COVID-19. Providers who receive funds from the general distribution have to sign an attestation confirming receipt of funds and agree to the terms and conditions of payment and confirm the CMS cost report. The terms and conditions include other measures to help prevent fraud and misuse of the funds. All recipients will be required to submit documentation to ensure that these funds were used for healthcare-related expenses or lost revenue attributable to coronavirus. During the second quarter of 2020 we received CARES Act PRF payments in the amount of $9.9 million. However, during the second quarter of 2020 the Company returned the full amount of payments received.

As already discussed herein, the CARES Act also contains provisions for accelerated or advance Medicare payments (“AAP”) to provide supporting cash flow to providers and suppliers combating the effects of the COVID-19 pandemic. This program required a one-page application and funds were made available as soon as seven days after completion of the application. We applied for and received $28.0 million. These funds are subject to automatic recoupment through offsets to new claims beginning one year after payment were issued beginning in April, 2021, at which time, Medicare will automatically recoup 25 percent of Medicare payments for 11 months. At the end of the 11 months and assuming full repayment has not occurred, recoupment will increase to 50 percent for another six months. Any balance outstanding after these two recoupment periods will be subject to repayment at a four percent interest rate. We anticipate completing repayment of the AAP within the allotted recoupment periods.

The CARES Act temporarily suspends the 2% sequestration payment adjustment on Medicare fee-for-service payment beginning May 1, 2020 until December 31, 2020. The CARES Act payroll tax deferral program allows employers to defer the deposit and payment of the employer’s portion of social security taxes that otherwise would be due between March 27, 2020, and December 31, 2020. The CARES Act permits employers to deposit half of these deferred payments by the end of 2021 and the other half by the end of 2022. We recognized $1.7 million in revenue related to the suspension of sequestration for the nine months ended September 30, 2020. Further, we are deferring employer social security taxes that we would normally pay with each payroll. As of September 30, 2020 we deferred $5.3 million in Other long-term liabilities.

On April 1, 2020, the Families First Coronavirus Response Act (“FFCRA”) was enacted. The FFCRA provides certain employees with paid sick leave or expanded family and medical leave for specified reasons related to COVID-19. The FFCRA expires on December 31, 2020. Certain health care workers, including those who provide direct patient care, and those whose services are integrated with and necessary to the provision of patient care, are exempt from the Act.

On April 23, 2020, the Paycheck Protection Program and Health Care Enhancement Act (the “Enhancement Act”) was signed into law. The Enhancement Act provides an additional $484 billion relief package to augment certain provisions of the CARES Act, including providing an additional $75 billion to be allocated by HHS for healthcare-related expenses and lost revenue attributable to COVID-19. These funds are in addition to the $100 billion that the CARES Act previously set aside for eligible healthcare providers. While the statutory language of the Enhancement Act mirrors that of the CARES Act, there are few additional details available to determine how the allocation of these additional funds will be made by HHS and on what terms or conditions. We did not apply for any relief funding under the CARES Act.

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

On October 29,2020, CMS released the final rule updating the Medicare Home Health Prospective Payment System (“HH PPS”) rates and wage index for calendar year 2021. The final rule increases payments in the aggregate of 2.0%, reduced by an estimated 0.1% due to the rural add-on percentages mandated by the Bipartisan Budget Act of 2018. Home health agencies that fail to meet quality reporting requirements will receive a 2.0% reduction to the home health payment update percentage for the year. The final rule adopts the most recent OMG statistical area delineations and applies a 5.0% cap on wage index decreases to account for the transition. The final rule also implements Medicare enrollment requirements for qualified home infusion therapy suppliers, excluding home infusion therapy services from coverage under the Medicare home health benefit beginning in calendar year 2021. Finally, this rule finalizes the changes to the home health regulations regarding the use of technology in providing services under the Medicare home health benefit as described in the March 30, 2020 Policy and Regulatory Revisions in Response to the COVID-19 Public Health Emergency Interim Final Rule.

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
The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Home health services:
Total home health admissions	6,771	5,556	18,166	16,723
Total Medicare home health admissions	3,418	2,601	8,686	7,879
Average Medicare revenue per 60-day completed episode(a)	$3,448	$3,122	$3,311	$3,130
Hospice services:
Total hospice admissions	2,133	1,701	5,763	4,654
Average hospice daily census	2,177	1,788	1,934	1,625
Hospice Medicare revenue per day	$164	$163	$164	$164

(a)	Recast prior period based upon current methodology.

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
The following table summarizes our senior living statistics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Occupancy	76.8%	79.6%	78.5%	79.9%
Average monthly revenue per occupied unit	$3,173	$3,111	$3,195	$3,110

Revenue Sources

Home Health and Hospice Services

Home Health. We derive the majority of our home health revenue from Medicare and managed care. The Medicare payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. For Medicare episodes that began prior to January 1, 2020, home health agencies were reimbursed under the Medicare HH PPS, while Medicare periods of care that began on or after that date are reimbursed under the Patient-Driven Groupings Model (“PDGM”) methodology. Under PDGM, Medicare provides agencies with payments for each 30-day period of care provided to beneficiaries. If a beneficiary is still eligible for care after the end of the first 30-day payment period, a second 30-day payment period can begin. There are no limits to the number of periods of care a beneficiary who remains eligible for the home health benefit can receive. While payment for each 30-day period of care is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits is below an established threshold that varies based on the diagnosis of a beneficiary; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the period of care; (c) adjustment to the admission source of claim if it is determined that the patient had a qualifying stay in a post-acute care setting within 14 days prior to the start of a 30-day payment period; (d) the timing of the 30-day payment period provided to a patient in relation to the admission date, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes to the acuity of the patient during the previous 30-day period of care; (f) changes in the base payments established by the Medicare program; (g) adjustments to the base payments for case mix and geographic wages; and (h) recoveries of overpayments. For further detail regarding PDGM see the Government Regulation section of our 2019 Annual Report.

Hospice. We derive the majority of our hospice business revenue from Medicare reimbursement. The estimated payment rates are calculated as daily rates for each of the levels of care we deliver. Rates are set based on specific levels of care, are adjusted by a wage index to reflect healthcare labor costs across the country and are established annually through federal legislation. The following are the four levels of care provided under the hospice benefit:

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

Senior Living Services. As of September 30, 2020, we provided assisted living, independent living and memory care services in 54 communities. Within our senior living operations, we generate revenue primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs.

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

General and Administrative Expense. General and administrative expense consists primarily of payroll and related benefits and travel expenses for our Service Center personnel, including training and other operational support. General and administrative expense also includes professional fees (including accounting and legal fees), costs relating to information systems, stock-based compensation and rent for our Service Center offices.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on Interim Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the Interim Financial Statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis we review our judgments and estimates, including but not limited to those related to revenue, cost allocations, leases, intangible assets, goodwill, and income taxes. We base our estimates and judgments upon our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty, and actual results could differ materially from the amounts reported. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, within the 2019 Annual Report for further information on our critical accounting estimates and policies, which are as follows:

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenue	100.0%	100.0%	100.0%	100.0%
Expense:
Cost of services	76.7	77.2	75.6	76.3
Rent—cost of services	9.9	9.7	10.3	10.2
General and administrative expense	7.6	9.7	7.7	9.5
Depreciation and amortization	1.2	1.2	1.2	1.2
Total expenses	95.4	97.8	94.8	97.2
Income from operations	4.6	2.2	5.2	2.8
Other income (expense):
Other income	0.2	—	0.1	—
Interest expense, net	(0.2)	—	(0.3)	—
Other expense, net	—	—	(0.2)	—
Income before provision for income taxes	4.6	2.2	5.0	2.8
Provision for income taxes	0.1	0.2	0.9	—
Net income	4.5	2.0	4.1	2.8
Less: net income attributable to noncontrolling interest	—	0.3	—	0.3
Net income attributable to Pennant	4.5%	1.7%	4.1%	2.5%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Consolidated and Combined GAAP Financial Measures:
Total revenue	$98,397	$88,398	$282,986	$249,039
Total expenses	$93,919	$86,472	$268,161	$241,974
Income from operations	$4,478	$1,926	$14,825	$7,065

The following table presents certain financial information regarding our reportable segments. General and administrative expenses are not allocated to the reportable segments and are included in “All Other”:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Three Months Ended September 30, 2020
Revenue	$64,379	$34,018	$—	$98,397
Segment Adjusted EBITDAR from Operations	$13,530	$11,684	$(6,970)	$18,244
Three Months Ended September 30, 2019
Revenue	$55,171	$33,227	$—	$88,398
Segment Adjusted EBITDAR from Operations	$8,499	$11,574	$(5,045)	$15,028

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Nine Months Ended September 30, 2020
Revenue	$179,125	$103,861	$—	$282,986
Segment Adjusted EBITDAR from Operations	$34,681	$37,673	$(15,971)	$56,383
Nine Months Ended September 30, 2019
Revenue	$151,496	$97,543	$—	$249,039
Segment Adjusted EBITDAR from Operations	$23,873	$35,703	$(14,524)	$45,052

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations above to income from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Segment Adjusted EBITDAR from Operations(a)	$18,244	$15,028	$56,383	$45,052
Less: Depreciation and amortization	1,212	1,071	3,434	2,843
Rent—cost of services	9,721	8,538	29,194	25,368
Other Income	225	—	225	—
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(b)	717	60	1,422	377
Share-based compensation expense(c)	2,102	268	6,017	1,395
Acquisition related costs(d)	—	72	—	613
Spin-off related transactions costs(e)	—	3,372	—	8,020
Transition services costs(f)	96	—	413	—
Net COVID-19 related costs(g)	(307)	—	853	—
Add: Net income attributable to noncontrolling interest	—	279	—	629
Income from Operations	$4,478	$1,926	$14,825	$7,065

(a)
Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding the interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs, (4) Spin-Off transaction costs, (5) redundant and nonrecurring costs associated with the transition services agreement, (6) net income attributable to noncontrolling interest, and (7) net COVID-19 related costs. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company’s CODM uses Segment Adjusted EBITDAR from Operations as the primary measure of profit and loss for the Company's reportable segments and to compare the performance of its operations with those of its competitors. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

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
(f)
A portion of the costs incurred under the Transition Services Agreement (as defined in Note 3, Related Party Transactions and Net Parent Investment) identified as redundant or nonrecurring that are included in general and administrative expense. Fees incurred under the Transition Services agreement, net of the Company’s payroll reimbursement, were $1,389 and $4,250 for the three and nine months ended September 30, 2020, respectively.

(g)
 Represents incremental costs incurred as part of the Company's response to COVID-19 including direct medical supplies, labor, and other expenses, net of $1,121 and $1,675 in increased revenue related to the 2% payment increase in Medicare reimbursements for sequestration relief for the three and nine months ended September 30, 2020, respectively. For three months ended September 30, 2020, the sequestration revenue exceeded the incremental costs incurred by the Company.

Performance and Valuation Measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Consolidated and Combined Non-GAAP Financial Measures:
Performance Metrics
Consolidated and Combined EBITDA	$5,915	$2,718	$18,484	$9,279
Consolidated and Combined Adjusted EBITDA	$8,571	$6,494	$27,286	$19,697
Valuation Metric
Consolidated Adjusted EBITDAR	$18,244		$56,383

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Segment Non-GAAP Measures:(a)
Segment Adjusted EBITDA from Operations
Home health and hospice services	$12,702	$7,778	$32,158	$21,747
Senior living services	$2,839	$3,761	$11,099	$12,474

(a)	General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss.

The tables below reconcile Consolidated and Combined Net Income to Consolidated and Combined EBITDA (a non-GAAP measure), and Consolidated Adjusted EBITDAR (a non-GAAP Measure) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Consolidated and Combined Net income	$4,407	$1,803	$11,724	$6,974
Less: Net income attributable to noncontrolling interest	—	279	—	629
Add: Provision for income taxes (benefit)	104	123	2,430	91
Net interest expense	192	—	896	—
Depreciation and amortization	1,212	1,071	3,434	2,843
Consolidated and Combined EBITDA	5,915	2,718	18,484	9,279
Adjustments to Consolidated and Combined EBITDA
Add: Costs at start-up operations(a)	717	60	1,422	377
Share-based compensation expense(b)	2,102	268	6,017	1,395
Acquisition related costs(c)	—	72	—	613
Spin-Off related transaction costs(d)	—	3,372	—	8,020
Transition services costs(e)	96	—	413	—
Net COVID-19 related costs(f)	(307)	—	853	—
Rent related to item (a) above	48	4	97	13
Consolidated and Combined Adjusted EBITDA	8,571	6,494	27,286	19,697
Rent—cost of services	9,721	8,538	29,194	25,368
Rent related to item (a) above	(48)	(4)	(97)	(13)
Adjusted rent—cost of services	9,673	8,534	29,097	25,355
Consolidated Adjusted EBITDAR	$18,244		$56,383

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense incurred which is included in cost of services and general and administrative expense.
(c)	Acquisition related costs that are not capitalizable.
(d)	Costs incurred related to the Spin-Off are included in general and administrative expense.
(e)
A portion of the costs incurred under the Transition Services Agreement (as defined in Note 3, Related Party Transactions and Net Parent Investment) identified as redundant or nonrecurring that are included in general and administrative expense. Fees incurred under the Transition Services agreement, net of the Company’s payroll reimbursement, were $1,389 and $4,250 for the three and nine months ended September 30, 2020, respectively.

(f)	Represents incremental costs incurred as part of the Company's response to COVID-19 including direct medical supplies, labor, and other expenses, net of $1,121 and $1,675 in increased revenue related to the 2% payment increase in Medicare reimbursements for sequestration relief for the three and nine months ended September 30, 2020, respectively. For three months ended September 30, 2020, the sequestration revenue exceeded the incremental costs incurred by the Company.

The table below reconciles Segment Adjusted EBITDAR from Operations to Segment Adjusted EBITDA from Operations for the periods presented:

	Three Months Ended September 30,
	Home Health and Hospice		Senior Living
	2020	2019	2020	2019
	(In thousands)
Segment Adjusted EBITDAR from Operations	$13,530	$8,499	$11,684	$11,574
Less: Rent—cost of services	846	725	8,875	7,813
Rent related to start-up operations	(18)	(4)	(30)	—
Segment Adjusted EBITDA from Operations	$12,702	$7,778	$2,839	$3,761

	Nine Months Ended September 30,
	Home Health and Hospice		Senior Living
	2020	2019	2020	2019
	(In thousands)
Segment Adjusted EBITDAR from Operations	$34,681	$23,873	$37,673	$35,703
Less: Rent—cost of services	2,570	2,139	26,624	23,229
Rent related to start-up operations	(47)	(13)	(50)	—
Segment Adjusted EBITDA from Operations	$32,158	$21,747	$11,099	$12,474

The following discussion includes references to certain performance and valuation measures, which are non-GAAP financial measures, including Consolidated and Combined EBITDA, Consolidated and Combined Adjusted EBITDA, Segment Adjusted EBITDA from Operations, and Consolidated Adjusted EBITDAR (collectively, “Non-GAAP Financial Measures”). Non-GAAP Financial Measures are used in addition to, and in conjunction with, results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. Non-GAAP Financial Measures reflect an additional way of viewing aspects of our operations and company that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, we believe can provide a more comprehensive understanding of factors and trends affecting our business.

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

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Revenue

	Three Months Ended September 30,
	2020		2019
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$25,162	25.5%	$21,307	24.1%
Hospice	33,440	34.0	29,188	33.0
Home care and other(a)	5,777	5.9	4,676	5.3
Total home health and hospice services	64,379	65.4	55,171	62.4
Senior living services	34,018	34.6	33,227	37.6
Total revenue	$98,397	100.0%	$88,398	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $10.0 million, or 11.3%. We experienced growth of $5.7 million from increased operational performance in our Home Health and Hospice and Senior Living segments as detailed below. Revenue from acquired operations resulted in adding $4.3 million or 4.9% during the three months ended September 30, 2020.

Home Health and Hospice Services

	Three Months Ended September 30,
	2020	2019	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$25,162	$21,307	$3,855	18.1%
Hospice services	33,440	29,188	4,252	14.6
Home care and other	5,777	4,676	1,101	23.5
Total home health and hospice revenue	$64,379	$55,171	$9,208	16.7%

	Three Months Ended September 30,
	2020	2019	Change	% Change
Home health services:
Total home health admissions	6,771	5,556	1,215	21.9%
Total Medicare home health admissions	3,418	2,601	817	31.4
Average Medicare revenue per 60-day completed episode(a)	$3,448	$3,122	$326	10.4
Hospice services:
Total hospice admissions	2,133	1,701	432	25.4
Average daily census	2,177	1,788	389	21.8
Hospice Medicare revenue per day	$164	$163	$1	0.6
Number of home health and hospice agencies at period end	72	63	9	14.3

(a)	Recast prior period based upon current methodology.

Home health and hospice revenue increased $9.2 million, or 16.7%. Revenue grew due to an increase in all key performance indicators including an increase in total home health admissions of 21.9%, including an increase in Medicare home health admissions of 31.4%, an increase in average Medicare revenue per 60-day completed episode of 10.4%, an increase of 25.4% in total hospice admissions, and an increase of 21.8% in hospice average daily census. Growth was partially driven by the addition of nine home health, hospice and home care operations between September 30, 2019 and September 30, 2020, resulting in an increase of $3.7 million or 6.7% overall as well as, additional revenue due to the sequestration suspension in the current year.

Senior Living Services

	Three Months Ended September 30,
	2020	2019	Change	% Change

Revenue (in thousands)	$34,018	$33,227	$791	2.4%
Number of communities at period end	54	52	2	3.8
Occupancy	76.8%	79.6%	(2.8)%
Average monthly revenue per occupied unit	$3,173	$3,111	$62	2.0

Senior living revenue increased $0.8 million, or 2.4%, for the three months ended September 30, 2020 compared to the same period in the prior year due to an increase in average monthly revenue per occupied unit and an increase of $0.6 million or 1.8% in revenue from the addition of two senior living communities between September 30, 2019 and September 30, 2020.

Cost of Services

The following table sets forth total cost of services by each of our reportable segments for the periods indicated:

	Three Months Ended September 30,
	2020	2019	Change	% Change
	(In thousands)
Home Health and Hospice	$52,594	$46,570	$6,024	12.9%
Senior Living	22,892	21,716	1,176	5.4
Total cost of services	$75,486	$68,286	$7,200	10.5%

Consolidated and combined cost of services increased $7.2 million or 10.5%. The company incurred $0.8 million of COVID-19 related costs and supplies for the three months ended September 30, 2020.

Home Health and Hospice Services

	Three Months Ended September 30,
	2020	2019	Change	% Change
	(In thousands)
Cost of service	$52,594	$46,570	$6,024	12.9%
Cost of services as a percentage of revenue	81.7%	84.4%	(2.7)%

Cost of services related to our home health and hospice services segment increased $6.0 million, or 12.9%, primarily due to increased volume of services provided. Cost of services as a percentage of revenue for the three months ended September 30, 2020 decreased 2.7% compared to the three months ended September 30, 2020, from focusing on managing labor and services during the pandemic and additional revenue due to the sequestration suspension in the current year.

Senior Living Services

	Three Months Ended September 30,
	2020	2019	Change	% Change
	(In thousands)
Cost of service	$22,892	$21,716	$1,176	5.4%
Cost of services as a percentage of revenue	67.3%	65.4%	1.9%

Cost of services related to our senior living services segment increased $1.2, or 5.4%. As a percentage of revenue, costs of service increased by 1.9% as a result of a decrease in occupancy and COVID-19 related costs.

Rent—Cost of Services. Actual rent expense increased 13.9% from $8.5 million to $9.7 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily as a result of acquisitions and through certain lease modifications which occurred in connection with the Spin-Off; rent as a percentage of total revenue increased slightly from 9.7% to 9.9% in the three months ended September 30, 2020.

General and Administrative Expense. Our general and administrative expense decreased from 9.7% to 7.6% as a percentage of revenue, or from $8.6 million to $7.5 million, primarily due to transaction related costs incurred during the three months ended September 30, 2019 related to the Spin-Off. The impact of removing the transaction costs in 2019 was partially offset by additional share-based compensation of $1.8 million for the three months ended September 30, 2020 when compared to the three months ended September 30, 2019. Additionally, our general and administrative expense continues to decrease as a percentage of revenue, as growth in revenue outpaces expense.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat as a percentage of total revenue.

Provision for Income Taxes. Our effective tax rate for the three months ended September 30, 2020 was 2.3% of earnings before income taxes. Our effective tax rate decreased from our statutory tax rate by approximately 21.6% as a result of excess tax benefits from stock-based compensation and increased by approximately 0.8% as a result of non-deductible expenses. Our effective tax rate for the three months ended September 30, 2019 was 6.4% of earnings before income taxes. Our effective tax rate decreased from our statutory tax rate by approximately 19.8% as a result of excess tax benefits from stock-based compensation and increased by approximately 3.0% as a result of non-deductible expenses. See Note 14, Income Taxes, to the Interim Financial Statements included elsewhere in this Quarterly Report filed on Form 10-Q for further discussion.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
Revenue

	Nine Months Ended September 30,
	2020		2019
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$67,430	23.8%	$61,532	24.7%
Hospice	96,503	34.1	76,866	30.8
Home care and other(a)	15,192	5.4	13,098	5.3
Total home health and hospice services	179,125	63.3	151,496	60.8
Senior living services	103,861	36.7	97,543	39.2
Total revenue	$282,986	100.0%	$249,039	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $33.9 million, or 13.6%. We experienced growth of $27.0 million from increased operational performance in our Home Health and Hospice and Senior Living segments as detailed below. Revenue from acquired operations resulted in adding $6.9 million or 2.8% during the nine months ended September 30, 2020.

Home Health and Hospice Services

	Nine Months Ended September 30,
	2020	2019	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$67,430	$61,532	$5,898	9.6%
Hospice services	96,503	76,866	19,637	25.5
Home care and other	15,192	13,098	2,094	16.0
Total home health and hospice revenue	$179,125	$151,496	$27,629	18.2%

	Nine Months Ended September 30,
	2020	2019	Change	% Change
Home health services:
Total home health admissions	18,166	16,723	1,443	8.6%
Total Medicare home health admissions	8,686	7,879	807	10.2
Average Medicare revenue per 60-day completed episode(a)	$3,311	$3,130	$181	5.8
Hospice services:
Total hospice admissions	5,763	4,654	1,109	23.8
Average daily census	1,934	1,625	309	19.0
Hospice Medicare revenue per day	$164	$164	$—	—
Number of home health and hospice agencies at period end	72	63	9	14.3

(a)	Recast prior period based upon current methodology.

Home health and hospice revenue increased $27.6 million, or 18.2%. Revenue grew primarily due to an increase in hospice average daily census of 19.0%, total hospice admissions of 23.8%, and an increase in home health admissions of 8.6%. Growth was partially driven by the addition of nine home health, hospice and home care operations between September 30, 2019 and September 30, 2020, resulting in an increase of $5.5 million or 3.6% overall as well as, additional revenue due to the sequestration suspension in the current year.

Senior Living Services

	Nine Months Ended September 30,
	2020	2019	Change	% Change

Revenue (in thousands)	$103,861	$97,543	$6,318	6.5%
Number of communities at period end	54	52	2	3.8
Occupancy	78.5%	79.9%	(1.4)%
Average monthly revenue per occupied unit	$3,195	$3,110	$85	2.7

Senior living revenue increased $6.3 million, or 6.5%, for the nine months ended September 30, 2020 compared to the same period in the prior year due to an increase in average monthly revenue per occupied unit plus an increase of $1.4 million or 1.4% in revenue from the addition of two senior living communities between September 30, 2019 and September 30, 2020.

Cost of Services

The following table sets forth total cost of services by each of our reportable segments for the periods indicated:

	Nine Months Ended September 30,
	2020	2019	Change	% Change
	(In thousands)
Home Health and Hospice	$146,093	$128,013	$18,080	14.1%
Senior Living	67,741	62,040	5,701	9.2
Total cost of services	$213,834	$190,053	$23,781	12.5%

Consolidated and combined cost of services increased $23.8 million or 12.5%. The company incurred $2.5 million of COVID-19 related costs and supplies for the nine months ended September 30, 2020. Cost of services as a percentage of revenue for the nine months ended September 30, 2020 decreased by 0.7% to 75.6% from 76.3% compared to the nine months ended September 30, 2019.

Home Health and Hospice Services

	Nine Months Ended September 30,
	2020	2019	Change	% Change
	(In thousands)
Cost of service	$146,093	$128,013	$18,080	14.1%
Cost of services as a percentage of revenue	81.6%	84.5%	(2.9)%

Cost of services related to our home health and hospice services segment increased $18.1 million, or 14.1%, primarily due to increased volume of services. Cost of services as a percentage of revenue for the nine months ended September 30, 2020 decreased 2.9% compared to the nine months ended September 30, 2019, from focusing on managing labor and expenses during the pandemic and additional revenue due to the sequestration suspension in the current year.

Senior Living Services

	Nine Months Ended September 30,
	2020	2019	Change	% Change
	(In thousands)
Cost of service	$67,741	$62,040	$5,701	9.2%
Cost of services as a percentage of revenue	65.2%	63.6%	1.6%

Cost of services related to our senior living services segment increased $5.7 million, or 9.2%. As a percentage of revenue costs of service increased by 1.6% as a result of a decrease in occupancy and COVID-19 related costs.

Rent—Cost of Services. Actual rent increased 15.1% from $25.4 million to $29.2 million in the nine months ended September 30, 2020, primarily as a result of acquisitions and through certain lease modifications which occurred in connection with the Spin-Off. As a percentage of revenue rent—cost of services remained relatively flat.

General and Administrative Expense. Our general and administrative expense decreased from 9.5% to 7.7% as a percentage of revenue, or from $23.7 million to $21.7 million, primarily due to transaction related costs of $8.0 million incurred during the nine months ended September 30, 2019 related to the Spin-Off. The impact of removing the transaction costs in 2019 was partially offset by additional share-based compensation of $4.6 million for the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019. Additionally, our general and administrative expense continues to decrease as a percentage of revenue, as growth in revenue outpaces expense.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat as a percentage of total revenue.

Provision for Income Taxes. Our effective tax rate for the nine months ended September 30, 2020 was 17.2% of earnings before income taxes. Our effective tax rate decreased from our statutory tax rate by approximately 8.3% as a result of excess tax benefits from stock-based compensation offset by approximately 0.9% of non-deductible expenses. Our effective tax rate for the nine months ended September 30, 2019 was 1.3% of earnings before income taxes. Our effective tax rate decreased from our statutory tax rate by approximately 24.2% as a result of excess tax benefits from stock-based compensation and increased by approximately 1.8% as a result of non-deductible expenses. See Note 14, Income Taxes, to the Interim Financial Statements included elsewhere in this Quarterly Report filed on Form 10-Q for further discussion.

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

The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of September 30, 2020, the Company was in compliance with all covenants.

As of September 30, 2020 we had $8.3 million of cash and $70.0 million of available borrowing capacity on our Revolving Credit Facility.

The CARES Act and COVID-19 Capital Considerations

The CARES Act expanded CMS’s ability to provide accelerated/advance payments intended to increase the cash flow of healthcare providers and suppliers impacted by COVID-19. During the quarter, the Company applied for and received $28.0 million as an advance payment. These funds are subject to automatic recoupment through offsets to new claims beginning one year after payment were issued beginning in April 2021, at which time, Medicare will automatically recoup 25 percent of Medicare payments for 11 months. At the end of the 11 months and assuming full repayment has not occurred, recoupment will increase to 50 percent for another six months. Any balance outstanding after these two recoupment periods will be subject to repayment at a four percent interest rate. We anticipate completing repayment of the AAP within the allotted recoupment periods. The CARES Act also temporarily suspends the 2% sequestration payment adjustment on Medicare fee-for-service payment, meaning a 2% payment increase on Medicare claims with dates of service from May 1, 2020 through December 31, 2020. Through September 30, 2020, we have earned $1.7 million due to the suspension of the sequestration adjustment.

In addition to relief provided by the CARES Act and other legislative and regulatory assistance, we have implemented cost control measures such as reduced spending on labor in our operations at our service centers, non-essential supplies, travel costs and all other discretionary items, and we have delayed non-essential capital expenditure projects. The continued impact of COVID-19 on our liquidity and financial resources is uncertain. We are monitoring the ongoing impact of these actions to our revenue and expenses. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others.

We believe that our existing cash, cash equivalents, cash generated through operations and our access to financing facilities, together with funding through third-party sources such as commercial banks, will be sufficient to fund our operating activities and growth needs, and provide adequate liquidity for the next twelve months.

The following table presents selected data from our combined statement of cash flows for the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$53,087	$12,196
Net cash used in investing activities	(27,578)	(22,506)
Net cash (used in)/ provided by financing activities	(17,591)	10,316
Net increase in cash	7,918	6
Cash at beginning of year	402	41
Cash at end of year	$8,320	$47

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Our net cash provided by operating activities for the nine months ended September 30, 2020 increased by $40.9 million. The increase was primarily due to an increase in net income and the receipt of $28.0 million related to Advance Payments received from the CARES Act.

Our net cash used in investing activities for the nine months ended September 30, 2020 increased by $5.1 million compared to the nine months ended September 30, 2019, primarily due to an increase in capital expenditure spending of $3.1 million in support of establishing post Spin-Off stand-alone systems and an increase in escrow deposits relating to future acquisitions. This was offset by a reduction in cash used in acquisitions as a result of larger acquisition costs in 2019.

    Our net cash provided by financing activities decreased by approximately $27.9 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to an increase in payments on our revolving credit facility, offset by cash from Net Parent Investment with Ensign in the prior year.

Contractual Obligations, Commitments and Contingencies

Other than certain draws and payments made on our Revolving Credit Facility, as described in Note 11, Debt, to the Interim Financial Statements in Part I of this 10-Q, there have been no material changes to our total obligations during the period covered by this 10-Q outside of the normal course of our business.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. However, the results of such matters cannot be predicted with certainty and we cannot assure you that the ultimate resolution of any legal or administrative proceeding or dispute will not have a material adverse effect on our business, financial condition, results of operations and cash flows. See Note 15, Commitments and Contingencies, to the Interim Financial Statements for a description of claims and legal actions arising in the ordinary course of our business.

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in the 2019 Annual Report and subsequent Quarterly Reports on Form 10-Q risk factors that materially affect our business, financial condition or results of operations.

The following additions have been made to the risk factors previously disclosed. You should carefully consider the risk factors set forth in the 2019 Annual Report and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risk Factors Related to COVID-19

COVID-19 has created new regulatory risks that impact our operations

The introduction of COVID-19 into the United States in January 2020 generated, and will likely continue to generate, dramatic and rapid changes in the laws affecting our operations. With the goal of both reducing the spread of COVID-19 and reducing regulatory burdens interfering with the provision of care, U.S. federal, state, and local regulators have implemented new laws, rules, regulations, and orders, or waived or modified existing laws, rules and regulations for the duration of the COVID-19 public health emergency. Most of these changes have been made without following typical regulatory or legislative processes and procedures and have been announced via website postings or fact sheets with limited notice and without full regulations or guidance in place.

While many of the changes are beneficial in that they reduce or eliminate statutory or regulatory requirements for healthcare providers during the COVID-19 public health emergency, we remain subject to the risk of inadvertent non-compliance due to the quantity, ambiguity and frequency of changes. The regulatory changes may also have an adverse effect on our operations through increased legal and operational costs related to compliance with changes and monitoring for future changes. Further, the resumption of pre-COVID-19 regulatory requirements at the conclusion of the public health emergency may require significant operational changes on short notice.

A full recital of all the changes at each level of government in response to COVID-19 is not feasible, but by way of example, and without limitation, the following are some of the areas that have an effect on our business, that have been impacted or could be impacted by recent and future regulatory changes: workplace safety requirements; tax rates, requirements and deadlines; Medicare and Medicaid conditions of participation and conditions of payment; Medicare and Medicaid reimbursement; healthcare provider liability for negligence or malpractice; federal and state telehealth and privacy laws; employment laws, including employee leave, credentialing, and wage and hour laws; employee benefits; state scope-of-practice rules for healthcare providers; shelter-in-place orders; quality reporting rules for healthcare providers; workers’ compensation laws; insurance premiums; and state regulations affecting senior living communities, including residents’ rights.

COVID-19 and related risks have affected and could materially affect our results of operations, financial position and/or liquidity

The global spread of COVID-19 and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 on our business are not yet known and may not emerge for some time. Risks presented by the ongoing effects of COVID-19 and related government action include the following:

•Decreased home health and hospice volumes and senior living occupancy, which will lead to decreased revenue.

•Increased costs and staffing requirements related to implementation of COVID-19 infection prevention protocols, including increased utilization of PPE, COVID-19 diagnostic testing for staff and residents, and additional labor and cleaning supplies to frequently sterilize equipment and surfaces.
•Increased labor costs due to increased overtime or premium pay, paid leave, and the increased need for temporary labor to supplement our existing staffing as our front-line employees may become unable to work while awaiting the results of COVID-19 tests or as they recover from a COVID-19 infection.
•Increased scrutiny by regulators of infection control and prevention measures, including imposition of new COVID-19 disease and mortality reporting requirements, and increased enforcement of resident rights’ violations related to visitation.
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
•Potential for inflation resulting from changes in economic conditions and steps taken by the federal government and the Federal Reserve in response to COVID-19, which could lead to higher inflation rates than we anticipated, which could in turn lead to an increase in rent expense under our triple net leases. All of the triple net leases in our senior living business contain annual rent escalators tied to year-over-year increases in various consumer price indices. While these leases contain provisions capping the increased rent expense each year, increased inflation could cause our rent expense in our senior living business to increase at a greater rate than in prior years.

As a result of the above risks, COVID-19 could materially and adversely impact our results of operations, financial position and/or liquidity. The degree of the impact from these risks will depend on the extent and duration of the COVID-19 pandemic and the resulting economic contraction. Our financial and operational results this quarter, including metrics such as revenue, operating margins, net income and other financial and operating data, may not be indicative of results for future periods.

We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations, as may be required by U.S. federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, patients, partners and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, suppliers or vendors, or on our financial results.

For a further discussion of risks that can impact us as a result of the pandemic, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19” herein.

COVID-19 could lead to future litigation

COVID-19 has affected virtually all businesses in the country, and healthcare providers have been acutely impacted due to direct involvement with the virus. The challenges of dealing with a global pandemic have been amplified by supply shortages, lack of available tests, and constantly evolving information. A significant portion of senior living communities in certain states have multiple confirmed cases of COVID-19 in their buildings. Home health and hospice providers also frequently come into direct contact with suspected or confirmed COVID-19 positive patients. It is likely that healthcare companies, including those in the post-acute care and senior living industries in which we operate, could become targets of plaintiffs’ litigation, alleging negligence, wrongful death, and similar claims resulting from COVID-19. If we or our operations are subject to litigation of this nature, such litigation may result in legal fees, damages, fines or settlements in amounts that could be material.

For a further discussion of risks that can impact us as a result of the pandemic see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations-COVID-19 herein.

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

The Pennant Group, Inc.

Dated: November 10, 2020	BY:	/s/ JENNIFER L. FREEMAN
Jennifer L. Freeman
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)