Form 10-K
period 2020-12-31
Pennant Group, Inc.
filed 2021-02-24
CIK 1766400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2020.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to                     .
Commission file number: 001-38900
_________________________________________________________
THE PENNANT GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-3349931
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
1675 East Riverside Drive, Suite 150, Eagle, ID 83616
(Address of Principal Executive Offices and Zip Code)
(208) 506-6100
(Registrant’s Telephone Number, Including Area Code)
_________________________________________________________________________________________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of February 24, 2021, 28,262,407 shares of the registrant’s common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2020) was approximately $603,746,000 based upon the closing price of the common stock on such date. For purposes of this calculation, the registrant has excluded the market value of all common stock beneficially owned by all executive officers and directors of the registrant.

Note on Incorporation by Reference

Part III of this Form 10-K incorporates information by reference from the Registrant's definitive proxy statement on Schedule 14A for the Registrant's 2021 Annual Meeting of Stockholders to be filed within 120 days after the close of the fiscal year covered by this annual report.

2

THE PENNANT GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

Cautionary Note Regarding Forward-Looking Statements

Our reports, filings and other public announcements, including this Annual Report on Form 10-K may from time to time contain statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and typically include, but are not limited to, our expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities and plans and objectives of management. Forward-looking statements can often be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “seek,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, continued outbreaks of the virus that causes the disease COVID-19 (“COVID-19”). The developments with respect to COVID-19 and its impacts have occurred rapidly, and because of the unprecedented nature of the COVID-19 pandemic we are unable to predict the extent and duration of the adverse financial impact of COVID-19 on our business, financial condition and results of operations. These statements are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed in Part I, Item 1A., Risk Factors, of this Annual Report on Form 10-K for the year ended December 31, 2020. Accordingly, you should not rely upon forward-looking statements as predictions of future events. These forward-looking statements speak only as of the date of this Annual Report, and are based on our current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

As used in this Annual Report on Form 10-K, the words, “Pennant,” “Company,” “we,” “our” and “us” refer to The Pennant Group, Inc. and its consolidated subsidiaries. All of our independent operating subsidiaries, and the Service Center (defined below) are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar terms in this Annual Report are not meant to imply, nor should it be construed as meaning, that The Pennant Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries are operated by The Pennant Group, Inc.

The Pennant Group, Inc. is a holding company with no direct operating assets, employees or revenues. In addition, certain of our wholly-owned independent subsidiaries, collectively referred to as the “Service Center,” provide centralized accounting, payroll, human resources, information technology, legal, risk management, compliance oversight and other centralized services to the other independent operating subsidiaries through contractual relationships with such subsidiaries.

We were incorporated in 2019 in Delaware. The address of our headquarters is 1675 East Riverside Drive, Suite 150, Eagle, ID 83616, and our telephone number is (208) 506-6100. Our corporate website is located at www.pennantgroup.com. The information contained in, or that can be accessed through, our website does not constitute a part of this Annual Report on form 10-K.

1

Part I.
Item 1.    Business

Overview

The Pennant Group, Inc. is a leading provider of high-quality healthcare services to patients or residents of all ages, including the growing senior population, in the United States. Through our innovative operating model, we strive to be the provider-of-choice in the communities we serve. On October 1, 2019, we completed a spin-off from The Ensign Group, Inc. (“Ensign”) (NASDAQ: ENSG), our former parent company, which transferred all of its home health and hospice agencies and substantially all of its senior living businesses to us.

As of December 31, 2020, we operate multiple lines of business, including home health, hospice and senior living, throughout Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. We provide home health and hospice services through 76 agencies, and senior living services at 54 communities with 4,127 total units in our assisted living, independent living and memory care business. We derive revenue from a diversified blend of payors including Medicare and Medicaid programs, private pay patients and residents and managed care payors.

We believe our key differentiators are our (1) innovative operating model that focuses on empowering and developing strong local leaders, (2) disciplined growth strategy, and (3) ability to achieve quality care outcomes in cost effective settings. In our experience, healthcare is a local endeavor, largely dependent upon personal and professional relationships, community reputation and an ability to adapt to the changing needs of patients, residents, partners and communities. As our operational leaders build strong relationships with key partners in their local communities, they are empowered to make informed and critical operational decisions that produce quality care outcomes and more effectively meet the needs of our patients and residents.

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

Our Innovative Operating Model

Our innovative operating model is the foundation of our superior performance and success. Our operating model is founded on two core principles: (1) healthcare is a local business where providers are most successful when key operational decision-making meets local community needs and occurs close to patients or residents and employees, and (2) peer accountability from operational and resource partners is more effective at driving excellent clinical and financial results than traditional hierarchical or “top-down” accountability structures.

Our model is innovative because each operation has been and will continue to be an independent operating subsidiary that functions under the direction of local clinical and operational leaders, each of whom are empowered to make decisions based on the unique needs of the patients or residents, partners and communities they serve. This is in contrast to typical models where control and key decision-making is centralized at the corporate level. Moreover, we utilize a “cluster model,” where every operation is part of a defined “cluster,” which is a group of geographically proximate operations working together to allow leaders to communicate and provide support and accountability to each other. Clusters create incentives for leaders to share best practices and real-time data and benchmark clinical and financial performance with their cluster partners. We believe this locally-driven data-sharing and peer accountability model is unique among healthcare and senior living providers and has proven effective in improving clinical care, enhancing patient and resident satisfaction and promoting operational efficiencies. This “cluster” operating model is the same model used by local leaders prior to our spin-off from Ensign in 2019 (further discussed below under Company History) and will be key to the success of our future operations.

Our organizational structure empowers our highly-dedicated leaders and staff at the local level to make key decisions and creates a sense of ownership over operational and clinical results and the overall employee experience. Each operation’s leader and his or her staff are encouraged to make their operations the “provider of choice” in the communities they serve. To accomplish this goal, our leaders work closely with their clinical staff and our expert resources to identify unique patient and resident needs and priorities in their communities and to create superior service offerings tailored to those needs. We believe that our localized approach to program development and care leads prospective patients or residents and referral sources to choose or recommend our operations to others. Similarly, our emphasis on empowering local decision-makers encourages leaders to strive to become the “employer of choice” in the communities they serve. One of our core values is the principle that the best patient care is provided by employees who experience significant work satisfaction because they are valued as individuals. Our leaders work hard to embody this core value and to attract, train and retain outstanding clinical staff by creating a work environment that fosters critical thinking, measurement, and relevance. Our local teams are motivated and empowered to quickly and proactively meet the needs of those they serve, without waiting for permission to act or being bound to a “one-size-fits-all” corporate strategy. In many markets, we attribute census growth and excellent clinical and financial outcomes to a healthy organizational culture built on these principles. With strong employee satisfaction across the organization, we believe we can continue to attract and retain the best talent in our industries.

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

We believe we are a partner of choice to payors, providers, patients, residents and employees in the healthcare communities we serve. As a partner, we focus on improving care outcomes and the quality of life of our patients and residents in their home. Our local leadership approach facilitates the development of strong professional relationships within communities, which allows us to better understand and meet the needs of our partners. We believe our emphasis on working closely with other providers, payors, residents and patients yields unique, customized solutions and programs that meet local market needs and improve clinical outcomes, which in turn accelerates revenue growth and profitability.

We are a trusted partner to, and work closely with, payors and other acute and post-acute providers to deliver innovative healthcare solutions in lower cost settings. In the markets we serve, we have developed formal and informal preferred provider relationships with key referral sources and transitional care programs that result in better coordination within the care continuum. These partnerships have resulted in significant benefits to payors, patients, residents and other providers, including reduced hospital readmission rates, appropriate transitions within the care continuum, overall cost savings, increased patient satisfaction and improved quality outcomes. Positive, repeated interactions and data sharing result in strong local relationships and encourage referrals from our acute and post-acute care partners. As we continue to strengthen these formal and informal relationships and expand our referral base, we believe we will continue to drive revenue growth and operational results.

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

Services

Home Health and Hospice. As of December 31, 2020, we provided home health and hospice services through 76 agencies. Our home health services consist of providing a combination of clinical services including nursing, speech, occupational and physical therapy, medical social work and home health aide services within a patient's home. Home health is often a cost-effective solution for patients and can also increase their quality of life by allowing them to receive excellent clinical services in the comfort and convenience of the patient's home. Our hospice services focus on the physical, spiritual and psychosocial needs of terminally ill patients and their families and consist primarily of clinical care, education and counseling. During the years ended December 31, 2020, 2019 and 2018, we generated approximately 70.3%, 68.6% and 68.6%, respectively, of our home health and hospice revenue from Medicare.

Senior Living. As of December 31, 2020, we provided assisted living, independent living and memory care services in 54 communities with 4,127 total units or rooms. Our senior living operations provide a variety of services tailored to our residents’ needs, including residential accommodations, activities, meals, housekeeping and assistance in the activities of daily living to seniors who are independent or who require some support not at the level of clinical care provided in a skilled nursing facility. We generate revenue in these communities primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs. During years ended December 31, 2020, 2019 and 2018, approximately 73.2%, 77.4% and 79.8% respectively, of our senior living revenue was derived from private pay sources.

Our Growth Strategy

We believe that the following strategies are primarily responsible for our growth to date and will continue to drive the growth of our business:

Grow Talent Base and Develop Future Leaders. Our growth strategy is focused on expanding our talent base and developing future leaders. A key component of our organizational culture is our belief that strong local leadership is a primary ingredient to operational success. We use a multi-faceted strategy to identify and recruit proven business leaders from various industries and backgrounds. To develop these leaders, we have a rigorous “CEO-in-Training Program” that includes significant in-person instruction on leadership, clinical and operational topics as well as extensive on-the-ground training and active learning with key leaders from across the organization. After placement in a local operation, our leaders continue to receive training and regular feedback and support from operational, clinical and Service Center peers. We believe our model of empowering local leaders and providing them a platform of support from expert resources and systems will continue to attract and retain highly talented and entrepreneurial leaders.

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

Strategically Invest in and Integrate Other Post-Acute Healthcare Businesses. Another important element to our growth strategy is the in-house development and acquisition of other post-acute care businesses that are adjacent to our existing service offerings. These businesses either directly or indirectly benefit our patients and residents, help us collaborate more effectively with our partners, and allow us to compete more effectively in the rapidly changing healthcare environment. Our leadership development programs facilitate these investments, and we have supported local leaders in exploring new business opportunities. We expect to continue to selectively incubate ancillary solutions in a disciplined manner that incentivizes our local leaders and bolsters the depth and breadth of services we offer within the post-acute care continuum.

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

From 2013 to 2020, we grew our home health and hospice services and senior living services revenue by 487.9% or a compounded annual growth rate of 28.8%.

Revenue Growth Since 2013 (Dollars in Millions)
$66.5
$26.7
$39.8
$90.4
$35.9
$54.5
$159.2
$68.8
$90.4
$217.2
$101.4
$115.8
$251.0
$108.6
$142.4
$286.1
$117.0
$169.1
$338.5
$131.9
$206.6
$391.0
$137.3
$253.7
2013
2014
2015
2016
2017
2018
2019
2020
Home Health and Hospice
Senior Living

From 2013 to December 31, 2020, we grew the number of our home health and hospice agencies and senior living units by 375.0% and 228.6%, respectively.

Agency and Unit Growth Since 2013

	December 31,
	2013	2014	2015	2016	2017	2018	2019	2020
Home health and hospice agencies	16	25	32	39	46	54	63	76
Senior living communities	12	15	36	36	43	50	52	54
Senior living units	1,256	1,587	3,184	3,184	3,434	3,820	3,963	4,127
Total number of home health, hospice, and senior living operations	28	40	68	75	89	104	115	130

We aim to continue to grow our revenue and earnings by expanding our existing operations and acquiring additional operations in existing and new markets.

Industry Trends

The healthcare sector is one of the largest and fastest-growing sectors of the U.S. economy. According to CMS, national healthcare spending increased from 8.9% of U.S. GDP, or $253 billion, in 1980 to an estimated 17.7% of GDP, or $3.8 trillion, in 2019. CMS projects national healthcare spending will grow by an average of 5.4% annually from 2019 through 2028, accounting for approximately 19.7% of U.S. GDP, or approximately $6.2 trillion, in 2028.

The home health and hospice segment is growing within the overall healthcare landscape in the United States. The home health market is estimated at approximately $103 billion and is growing at an estimated CAGR of 7%. The hospice industry is estimated at approximately $28 billion and is projected to grow at an estimated CAGR of 8.3%. The senior living market is estimated at approximately $83 billion and, in the years preceding 2020 which was significantly impacted by the COVID-19 pandemic, was growing at an estimated CAGR of 5.3%. We believe that the industries in which we operate will continue to benefit from several macroeconomic and regulatory trends highlighted below:

Increased Demand Driven by Aging Populations. As seniors account for an increasing percentage of the total U.S. population, we believe demand for home health and hospice will continue to increase and demand for senior living services will improve as operating conditions impacted by the COVID-19 pandemic return to normal. According to the U.S. Census Bureau in 2019, between 2016 and 2030, the number of individuals over 65 years old is projected to be one of the fastest growing segments of the United States population, growing from 15% to 21%. The Bureau expects this segment to increase nearly 57% to 77 million by 2034 (from 2016) as compared to the total U.S. population which is projected to increase by 14% over that time period. Furthermore, the generation currently retiring has access to less post-retirement benefits and accumulated less savings than in the past, creating demand for more affordable senior housing and in-home care options. As a high-quality provider in lower cost settings, we believe we are well-positioned to benefit from this trend.

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

Changing Regulatory Framework. Regulations and reimbursement change frequently in our industries. Our model is designed to successfully navigate these regulatory and reimbursement changes. For example, effective January 1, 2020, CMS enacted additional changes to the Medicare home health prospective payment system (“HH PPS”) with the implementation of the Patient Driven Groupings Model (“PDGM”). As discussed in greater detail below under Government Regulation, this new reimbursement structure involved case mix calculation methodology refinements, changes to low-utilization payment adjustment (“LUPA”) thresholds, the elimination of therapy thresholds, a change to the unit of payment from a 60-day episode to a 30-day period of care, and reduction in fiscal year 2020 and full elimination in fiscal year 2021 of requests for anticipated payments (“RAPs”). Just as we have navigated other major reimbursement and regulatory changes, we believe that our unique operating model positions us well to thrive under PDGM as local operations and clinical leaders, supported by our expert resources, effectively adapt to the new reimbursement environment.

Payor Sources

We derive revenue primarily from the Medicare and Medicaid programs, private pay and managed care payors.

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

Medicaid. Medicaid is a program financed by state funds and matching federal funds administered by state agencies or managed care organizations on their behalf. Medicaid programs generally provide health benefits for qualifying individuals and may supplement Medicare benefits for the disabled and for persons aged 65 and older meeting financial eligibility requirements. Medicaid reimbursement formulas are established by each state with the approval of the federal government in accordance with federal guidelines.

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

The following table sets forth our total revenue by payor source as a percent of revenue generated by each of our reportable segments and as a percentage of total revenue for the year ended December 31, 2020:

	Year Ended December 31, 2020
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue
Medicare	48.8%	89.4%	—%	45.6%
Medicaid	6.4	9.3	26.8	14.5
Subtotal	55.2	98.7	26.8	60.1
Managed care	26.4	1.2	—	8.5
Private and other(a)	18.4	0.1	73.2	31.4
Total revenue	100.0%	100.0%	100.0%	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

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

Reimbursement for Home Health Services. Our home health business derives substantially all of its revenue from Medicare, managed care, and private pay sources, which may vary in the markets we serve. Our home health services generally consist of providing some combination of the services of registered nurses, speech, occupational and physical therapists, medical social workers and certified home health aides. Home health is often a cost-effective solution for patients and can also increase their quality of life and allow them to receive quality medical care in the comfort and convenience of a familiar setting.

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

Increased competition could limit our ability to attract and retain patients and residents, maintain or increase rates or to expand our business. Some of our competitors have greater financial and other resources than we have, may have greater brand recognition and may be more established in their respective communities than we are. Competing companies may also offer newer communities or different programs or services than we offer and may, therefore, attract individuals who are currently patients of our operations, potential residents of our facilities, or who are otherwise receiving our healthcare services. Other competitors may have lower expenses or other competitive advantages than us and, therefore, provide services at lower prices than we offer.

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

Innovative Operating Model. We believe healthcare should be operated primarily as a local business. Our local leadership-centered operating model encourages our leaders to make key operational decisions that meet the individualized needs of their patients, residents and community partners. Recognizing the local nature of our business, our leaders develop each operation’s reputation at the local level, rather than being bound by a traditional organization-wide branding strategy. In addition, our local leaders work closely with their cluster partners to share data and improve clinical and financial outcomes. Moreover, we do not maintain a traditional corporate headquarters, rather we operate our Service Center which supports operational results through world-class systems and by providing ancillary expertise in fields such as information technology, compliance, human resources, accounting, legal and education. This enables individual operations to function with the strength, synergies and economies of scale found in larger organizations, without the disadvantages of a top-down management structure or corporate hierarchy. We believe this approach is unique within our industries and allows us to preserve the “one-operation-at-a-time” focus and culture that has contributed to our success.

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

Superior Clinical Outcomes and Quality Care. We will continue to achieve success by delivering high quality home health, hospice and senior living services. Using the Centers for Medicare and Medicaid Services (“CMS”) five-star quality rating criteria, our home health agencies achieved an average of 4.1 out of 5 stars across all agencies, compared to the industry average of 3.0 stars (see Government Regulation below for further discussion on the five-star quality rating system). Our locally-driven, patient-centered approach to clinical care allows us to meet the unique needs of our patients, resulting in improved clinical outcomes, including reduced hospital readmission rates. These improved outcomes are driven by both our talented local clinicians and our data-driven analytical approach to patient care and risk stratification. We believe that our achievement of high-quality clinical outcomes positions us as a solution for patients, residents and referral sources, leading to census growth and improved profitability.

Diversified Portfolio by Payor and Services. As of December 31, 2020, we operated 76 home health and hospice agencies and 54 senior living communities across 14 states. Because of this diversified portfolio, our blended payor mix was 45.6% Medicare, 14.5% Medicaid, 8.5% managed care and 31.4% private pay for the year ended December 31, 2020. Our balanced payor mix can provide greater business stability through economic cycles and mitigates volatility arising from government-driven reimbursement changes. For the year ended December 31, 2020, we generated 64.9% of our revenue from home health and hospice services and 35.1% of our revenue from senior living services. Our diversified service portfolio allows us to opportunistically execute on our acquisition strategy as valuations fluctuate over industry cycles.

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

Human Capital

The operation of our home health and hospice operations and senior living communities requires a large number of highly skilled healthcare professionals and support staff. As of December 31, 2020, we had 5,223 employees who were employed by our independent operating subsidiaries or our Service Center. None of those employees is subject to a collective bargaining agreement relating to our operations.

Our ability to attract and retain future leaders is critical to our ongoing success. Therefore, we are dedicated to continuously recruiting and developing a diverse group of capable leaders. As described in Item 1. Grow Talent Base and Develop Future Leaders, our CEO-in-Training program provides significant in-person instruction and extensive training with key leaders from across the organization to empower local leaders.

For the year ended December 31, 2020, 55.0% of our total expenses were payroll related for our operations. Periodically, market forces, which vary by region, require that we increase wages in excess of general inflation or in excess of increases in reimbursement rates we receive. We believe that we staff appropriately, focusing primarily on the acuity level and day-to-day needs of our patients and residents. We seek to manage our labor costs by improving staff retention, improving operating efficiencies, maintaining competitive wage rates and benefits and reducing reliance on overtime compensation and temporary nursing agency services.

The healthcare industry as a whole has been experiencing shortages of qualified professional clinical staff. We believe that our ability to attract and retain qualified professional clinical staff stems from our ability to offer attractive wage and benefits packages, a high level of employee training, a culture that provides incentives for individual efforts and a quality work environment.

Government Regulation

General. The laws and statutes affecting the regulatory landscape of the home health, hospice and senior living industries continue to expand. In addition to this changing regulatory environment, federal, state and local officials are increasingly focusing their efforts on the enforcement of these laws. In order to operate our businesses, we must comply with federal, state and local laws relating to, among other things, licensure, delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, immigration, employment, rate-setting, billing and reimbursement, building codes and environmental protection. Additionally, we must also adhere to anti-kickback statutes, physician referral laws, and safety and health standards set by the Occupational Safety and Health Administration (“OSHA”). Changes in the law or new interpretations of existing laws may have an adverse impact on our methods and costs of doing business.

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

Conditions of Participation. Our home health and hospice operations must comply with regulations promulgated by the United States Department of Health and Human Services (“HHS”) and CMS in order to participate in the Medicare program and receive Medicare payments. Among other things, these conditions of participation (the “CoPs”), relate to the type of operation, its personnel and its standards of medical care, as well as its compliance with state and local laws and regulations. In 2018 CMS made significant revisions to the CoPs, including (1) adding new CoPs related to quality assurance and performance improvement programs and infection control and (2) expanding or revising requirements related to patient rights, comprehensive evaluations, coordination and care planning, home health aide training and supervision, and discharge and transfer summary and time frames.

Home Health Quality Reporting Requirements. The CoPs require home health agencies to submit quality reporting data through Outcome and Assessment Information Set (“OASIS”) assessments within 30 days of completing the assessment of the Medicare and Medicaid beneficiary as a condition of payment and for quality measurement purposes. If the OASIS assessment is not found in CMS's quality system upon receipt of a final claim for a home health episode and the receipt date of the claim is more than 30 days after the assessment completion date, CMS will deny the claim. Home health agencies that do not submit quality measure data to CMS incur a 2% reduction in their annual home health payment update. Under the rule, all home health agencies are required to timely submit both a Start of Care or Resumption of Care OASIS assessment and a Transfer or Discharge OASIS assessment for a minimum of 90% of all episodes.

In addition, CMS requires that all Medicare certified home health and hospice agencies participate in the Consumer Assessment of Healthcare Providers and Systems (“CAHPS”). Home Health Survey or Hospice Survey, respectively. CAHPS surveys are designed to produce comparable data on the perspective of patients and their caregivers that allows meaningful and objective comparisons between agencies. Home health and hospice agencies that do not submit the required data incur a 2% reduction in their annual base rate payment update.

Home Health Star Rating. As a consumer tool for selecting a home health provider, CMS has used a five-star rating model to rate home health agencies since 2015. This Quality of Patient Care Star Rating is a summary measure of a home health agency’s performance based upon how well it provides patient care. CMS uses eight measurements indicating quality, including how often the agency initiated care in a timely manner, how often patients demonstrated improvements in ambulation, bed transferring, bathing, oral medication administration, decreased pain with activity, less shortness of breath, and decreased need for acute care hospitalization. According to CMS, a 3-star rating means the agency provides good quality of care. Using CMS’s star rating criteria, our home health agencies have achieved an average of 4.1 out of 5 stars across all agencies compared to the industry average of 3.0 stars.

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

Historically, under the Medicare HH PPS, Medicare pays home health agencies a predetermined base payment adjusted for case-mix (the health condition and care needs of the beneficiary), as well as geographic differences in wages for home health agencies across the country. There are also outlier payments to account for beneficiaries who incur unusually large costs. For patients who require four or fewer visits during their episode of care, HH PPS uses a low-utilization payment adjustment (“LUPA”). Until January 1, 2020, HH PPS provided home health agencies with payments for each 60-day episode of care for each beneficiary. There are no limits to the number of episodes an eligible beneficiary can receive.

In October 2019, CMS issued a final rule implementing PDGM. The PDGM reimbursement structure involves case mix calculation methodology refinements, changes to LUPA thresholds, the elimination of therapy thresholds, a change to the unit of payment from a 60-day episode to a 30-day payment period, and the reduction in fiscal year 2020 and full elimination in fiscal year 2021 of the RAP. Effective January 1, 2020, under PDGM the initial certification of patient eligibility, plan of care, and comprehensive assessment remains valid for 60-day episodes of care and payments for home health services are made based upon 30-day periods. During 2020, we received 20% of the estimated payment for a patient’s initial or subsequent period of care up-front (after the initial assessment is completed and upon initial billing) and the remaining 80% upon submission of the final claim following the 30-day period of care. Beginning January 1, 2021, the anticipated payment is completely phased out, and if the RAP is not submitted within five days following the start of care, home health agencies will receive a reduction in the payment that is equal to a 1/30th reduction to the wage and case-mix adjusted 30-day payment period for each day from the start of care. CMS implemented PDGM in a budget neutral manner, and CMS assumed home health agencies would adjust documentation and coding practices to maximize reimbursement and LUPA avoidance, including a negative 4.4% behavioral change assumption adjustment in order to calculate the 30-day payment rate. Therefore, PDGM’s ultimate impact will vary by provider based on factors including case-mix, admission source, and providers’ ability to adapt to the new reimbursement model's coding and therapy thresholds.

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

Home Health Pre-Claim Review Demonstration. On June 8, 2016, CMS announced the implementation of a three-year Medicare pre-claim review ("PCR") demonstration for home health services provided to beneficiaries in the states of Florida, Illinois, Massachusetts, Michigan and Texas. PCR is a process by which a request for provisional affirmation of coverage is submitted for review before a final claim is submitted for payment.

On May 31, 2018, CMS issued a notice indicating its intention to re-launch a PCR demonstration project called Review Choice Demonstration (“RCD”) which gives home health agencies in the demonstration states three options: pre-claim review of all claims, post-payment review of all claims, or minimal post-payment review with a 25% payment reduction for all home health services. RCD initially will apply to home health agencies in Florida, Illinois, North Carolina, Ohio, and Texas, with the option to expand after five years to other states in the Medicare Administrative Contractor Jurisdiction M (Palmetto). Our home health agencies in Texas, which comprise less than 20% of our home health revenue, began participating in RCD on March 2, 2020.

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

Medicare payments are subject to two fixed annual caps, which are assessed on a provider number basis, and are broken into an inpatient cap amount and an overall payment cap. These cap amounts are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from October 1 through September 30. The inpatient cap limits hospice care provided on an inpatient basis. This cap limits the number of days that are paid at the higher inpatient care rate to 20.0% of the total number of days of hospice care that are provided to all Medicare beneficiaries served by a provider. The daily rate for all days exceeding the cap is the standard RHC daily rate, and the provider must reimburse Medicare for any payments received in excess of that amount. The overall payment cap is calculated by the Medicare fiscal intermediary at the end of each hospice cap period to determine the maximum allowable payments to a hospice provider during the period. We estimate our potential cap exposure by using available information to compare our actual reimbursement for all hospice services provided during the period to the number of beneficiaries we served multiplied by the statutory per beneficiary cap amount. If payments received by any one of our hospice provider numbers exceeds either of these caps, we are required to reimburse Medicare for payments received in excess of the cap amounts. The fiscal year 2020 and 2021 caps are $29,964.78 and $30,683.93, respectively, per beneficiary.

Improving Medicare Post-Acute Care Transformation Act of 2014 (“IMPACT Act”). The IMPACT Act requires the submission of standardized assessment data for quality improvement, payment and discharge planning purposes across the spectrum of post-acute care providers (“PACs”), including home health agencies. The IMPACT Act requires PACs to report: (1) standardized patient assessment data at admission and discharge; (2) new quality measures, including functional status, skin integrity, medication reconciliation, incidence of major falls, and patient preference regarding treatment and discharge; and (3) resource use measures, including Medicare spending per beneficiary, discharge to community, and hospitalization rates of potentially preventable readmissions for home health agencies. Failure to report such data when required would subject a PAC to a 2% reduction in market basket prices then in effect.

The IMPACT Act also included provisions impacting Medicare-certified hospices, including (1) increasing survey frequency for Medicare-certified hospices to once every 36 months, (2) imposing a medical review process for operations with a high percentage of stays in excess of 180 days, and (3) updating the annual aggregate Medicare payment cap.

Hospice Quality Reporting Requirements (“HQRP”). HQRP, mandated by the ACA, requires hospice agencies to submit required quality data for inclusion on the public facing Hospice Compare website hosted by CMS. Hospices that fail to meet quality reporting requirements receive a 2.0% reduction to the annual market basket update for the year. This reduction penalty will be increased to 4.0% beginning in October 2021.

Licensure and Certificates of Need (“CON”). Home health, hospice and most senior living communities operate under licenses granted by the health authorities of their respective states. Some states require healthcare providers (including home health, hospice and most senior living providers) to obtain prior state approval for the purchase, construction or expansion of healthcare operations, or changes in services. Certain states, including a number in which we operate, carefully restrict new entrants into the market based on demographic and/or demonstrative usage of additional providers. These states limit the entry of new providers or services and the expansion of existing providers or services in their markets through a Certificate of Need CON process, which is periodically evaluated and updated as required by applicable state law. For those states that require a CON, we must also complete a separate application process establishing a location and must receive required approvals. Washington and Montana are the only CON state in which we operate home health or hospice agencies.

Patient Protection and Affordable Care Act (“ACA”). Various healthcare reform provisions became law upon enactment of the ACA in 2010. The reforms contained in the ACA have affected our independent operating subsidiaries in some manner and are directed in large part at increased quality and cost reductions. These reforms include modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. The recent congressional and presidential elections in the United States and changing policies and regulations initiated by a new presidential administration and new congressional control may result in significant changes in legislation, regulation, and implementation of Medicare, Medicaid, and government policy, along with potential changes to tax rates and other tax treatment of our operations. We continually monitor these developments so we can respond to the changing regulatory environment impacting our business.

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

Healthcare operations in our industries with otherwise acceptable regulatory histories are generally given an opportunity to correct deficiencies and continue their participation in the Medicare and Medicaid programs by a certain date, usually within nine months, although where denial of payment or similar remedies are asserted, such interim remedies go into effect much sooner. Operations with poor regulatory histories continue to be classified by CMS as poor performing operations notwithstanding any intervening change in ownership, unless the new owner obtains a new Medicare provider agreement instead of assuming the operation's existing agreement. However, new owners (including us, historically) nearly always assume the existing Medicare provider agreement due to the difficulty and time delays generally associated with obtaining new Medicare certifications, especially in previously-certified locations with sub-par operating histories. Accordingly, operations that have poor regulatory histories before we acquire them may be more likely to have sanctions imposed upon them by CMS or state regulators.

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

Violations of the Anti-Kickback Statute can result in criminal penalties of up to $100,000 and ten years’ imprisonment. Violations of the Anti-Kickback Statute can also result in CMPs of over $100,000 per violation (adjusted annually for inflation) and an assessment of up to three times the total amount of remuneration offered, paid, solicited, or received. Violation of the Anti-Kickback Statute may also result in an individual’s or organization’s exclusion from future participation in Medicare, Medicaid and other state and federal healthcare programs. State Medicaid programs are required to enact an anti-kickback statute. Many states in which we operate have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients regardless of the source of payment for the care. We believe that business practices of providers and financial relationships between providers have become subject to increased scrutiny as healthcare reform efforts continue at the federal and state levels.

In addition to these regulations, we may face adverse consequences if we violate the federal Stark laws related to certain Medicare physician referrals. Section 1877 of the Social Security Act, commonly known as the “Stark Law,” provides that a physician may not refer a Medicare or Medicaid patient for a “designated health service” to an entity with which the physician or an immediate family member has a financial relationship unless the financial arrangement meets an exception under the Stark Law or its regulations. Designated health services include inpatient and outpatient hospital services, PT, OT, SLP, durable medical equipment, prosthetics, orthotics and supplies, diagnostic imaging, enteral and parenteral feeding and supplies, home health services, and clinical laboratory services. Under the Stark Law, a “financial relationship” is defined as an ownership or investment interest or a compensation arrangement. If such a financial relationship exists and does not meet a Stark Law exception, the entity is prohibited from submitting or claiming payment under the Medicare or Medicaid programs or from collecting from the patient or other payor. Many of the compensation arrangements exceptions permit referrals if, among other things, the arrangement is set forth in a written agreement signed by the parties, the compensation to be paid is set in advance, is consistent with fair market value and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties. Exceptions may have other requirements. Any funds collected for an item or service resulting from a referral that violates the Stark Law must be repaid to Medicare or Medicaid, any other third-party payor, and the patient. In addition, CMPs, which are adjusted for annual inflation, and treble damages may be imposed for presenting or causing to be presented, a claim for a service rendered in violation of the Stark Law. These CMPs include a penalty of over $25,000 per prohibited claim, and over $170,000 for knowingly entering into certain prohibited cross-referral schemes (adjusted annually for inflation), and potential exclusion from Medicare for any person who presents or causes to be presented a bill or claim the person knows or should know is submitted in violation of the Stark laws. Many states have enacted healthcare provider referral laws that go beyond physician self-referrals or apply to a greater range of services than just the designated health services under the Stark Law.

Regulations Regarding Patient Record Confidentiality. We are also subject to laws and regulations enacted to protect the confidentiality of patient health information. For example, HHS has issued rules pursuant to HIPAA as amended by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, which relate to the privacy of certain patient information and provide patients with the right of access to their health information. These rules govern our use and disclosure of protected health information. We have established policies and procedures to comply with HIPAA privacy, security and breach notification requirements at our facilities and operations subject to HIPAA. We maintain a company-wide HIPAA compliance plan, which we believe complies with the HIPAA regulations. The HIPAA regulations have and will continue to impose significant costs on our facilities in order to comply with these standards. Our operations are also subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties for privacy and security breaches.

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

AVAILABLE INFORMATION

We are subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the Exchange Act). Consequently, we are required to file reports and information with the Securities and Exchange Commission (“SEC”), including reports on the following forms: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports and other information concerning our company may be accessed through the SEC’s website at http://www.sec.gov.

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

Item 1A. Risk Factors -

Based on the information currently known to us, we believe that the following information identifies material risk factors affecting our company. However, the risks and uncertainties we face are not limited to those described below. Additional risks and uncertainties may also adversely affect our business. If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on our business, financial condition or results of operations. In such case, the trading price of our common stock could decline.

Risks Related to Our Business and Industry

Our revenue could be impacted by federal changes to reimbursement and other aspects of Medicare. We derived 45.6% of our revenue from the Medicare program for the year ended December 31, 2020, which is typical. In addition, other payors may use published Medicare rates as a basis for reimbursements. The Medicare program and its reimbursement rates, caps, deductibles and rules are subject to frequent change for a variety of reasons and Medicare home health reimbursement is undergoing a significant change with the implementation of PDGM, each of which is discussed in Item 1., Government Regulation. Budget pressures also frequently lead the federal government to reduce or limit reimbursement rates under Medicare. Additionally, Medicare payments can be delayed or declined (including retroactively) due to determinations that certain costs, services or providers are not covered. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services or what services or providers are covered, our business and results of operations would be adversely affected. CMS has also introduced in the past, and will likely introduce in the future, new payment models, such as value-based arrangements, in markets in which we operate. Those models may depend on the formation of preferred provider relationships among payors and providers. Our operations may not successfully implement or adapt to these changes and our operations could be materially impacted.

Reductions in Medicaid reimbursement rates or changes in the rules governing the Medicaid program could have a material, adverse effect on our revenues, financial condition and results of operations. We derived 14.5% of our revenue from Medicaid programs for the year ended December 31, 2020, which is typical. Medicaid is a state-administered program financed by both state funds and matching federal funds and its reimbursement rates and rules are subject to frequent change (including retroactively) at both the federal and state level, as discussed in Item 1., Government Regulation. Any budget reductions or funding restrictions, discontinuance or reduction of federal matching, change in payment methodology or delays in states in which we operate could adversely affect our net patient service revenue and profitability. We can expect continuing cost containment pressures on Medicaid outlays for our services.

Reforms to the U.S. healthcare system continue to impose new requirements upon us and may lower our reimbursements. The ACA included sweeping changes to how healthcare is paid for and furnished in the United States. The ACA continues to face legal challenges and calls for repeal or amendment. We cannot predict what effect these challenges, or other legislative or regulatory changes (including, for instance, proposals for Medicare for All), will have on our business, including the demand for our services or the amount of reimbursement available for those services. It is possible new laws may lower reimbursement or increase the cost of doing business and adversely affect our business.

We are subject to various government reviews, audits and investigations that could adversely affect our business, including an obligation to refund amounts previously paid to us, potential criminal charges, the imposition of fines, and/or the loss of our right to participate in Medicare and Medicaid programs. As discussed in greater detail in Item 1., Government Regulation, as a result of our participation in the Medicaid and Medicare programs, we are frequently subject to various governmental reviews, audits and investigations to verify our compliance with these programs. Private pay sources also reserve the right to conduct audits. Disagreements about billing and reimbursement are common in our industry due in part to the subjectivity inherent in patient diagnosis and care, record keeping, claims processing and other aspects of the patient service and reimbursement processes. An adverse review, audit or investigation could result in (1) an obligation to refund amounts previously paid to us by payors in amounts that could vastly exceed the revenue derived from claims actually reviewed in the audit, and could be material to our business; (2) state or federal agencies imposing fines, penalties and other sanctions on us; (3) loss of our right to participate in the Medicare or Medicaid programs or one or more private payor networks; (4) an increase in private litigation against us; and (5) damage to our reputation in various markets.

In cases where claim and documentation review by any CMS contractor results in repeated poor performance, an operation can be subjected to protracted oversight, and sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. Additionally, both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies. The focus of these investigations includes, among other things: cost reporting and billing practices;

quality of care; financial relationships with referral sources; and medical necessity of services provided. If any of our affiliated operations is decertified, loses its licenses, or is subject to criminal charges or civil claims, administrative sanctions or penalties, our revenue, financial condition or results of operations would be adversely affected. We or some of the key personnel of our independent operating subsidiaries could also be temporarily or permanently excluded from future participation in state and federal healthcare reimbursement programs such as Medicaid and Medicare. In addition, the report of such issues at any of our affiliated operations could harm our reputation for quality care and could cause us to be in default under some of our agreements, including agreements governing outstanding indebtedness. Responding to audits, litigation or enforcement efforts diverts material time, resources and attention, and could have a materially detrimental impact on our results of operations during and after any such investigation or proceedings, regardless of whether we prevail.

If we do not operate in compliance with the extensive laws and regulations to which we are subject, or if these laws and regulations change, we could be required to make significant expenditures or change our operations in order to bring our operations into compliance. We, like other companies in the healthcare industry, are required to comply with extensive and complex laws and regulations at the federal, state and local government levels as discussed in greater detail in Item 1., Government Regulation. These laws and regulations are subject to frequent and unpredictable change. If we fail to comply with these applicable laws and regulations, we could suffer civil or criminal penalties and other detrimental consequences, including denial of reimbursement, imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicaid and Medicare programs, restrictions on our ability to acquire new operations or expand or operate existing operations, the loss of our licenses to operate and the loss of our ability to participate in federal and state reimbursement programs. These laws and regulations are complex, and we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. Changing interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to change our operations, equipment, personnel, services, capital expenditure programs and operating expenses.

Public and government calls for increased survey and enforcement efforts toward our industries could result in increased scrutiny and potential sanctions or costly remedies. Government authorities have increased the scope or number of inspections or surveys and the severity of consequent citations for alleged failure to comply with regulatory requirements. As discussed in Item 1., Government Regulation, from time to time in the ordinary course of business, we receive deficiency reports from state and federal regulatory bodies resulting from such inspections or surveys. Although most inspection deficiencies are resolved through an agreed-upon plan of corrective action, the reviewing agency typically has the authority to take further action against a licensed or certified operation, which could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension of new admission or bed holds, loss of certification as a provider under state or federal healthcare programs, or imposition of other sanctions, including criminal penalties. Furthermore, in some states, citations in one operation can impact other operations in the state. Revocation of a license or decertification at a given operation could therefore impair our ability to obtain new licenses or to renew existing licenses at other operations, which may also trigger defaults or cross-defaults under our leases and our credit arrangements, or adversely affect our ability to operate in the future. If state or federal regulators were to determine, formally or otherwise, that one operation’s regulatory history ought to impact another of our existing or prospective communities, this could also increase costs, result in increased scrutiny by state and federal survey agencies, and impact our expansion plans. In addition, from time to time, we may opt to voluntarily stop accepting new patients pending completion of a new state survey, in order to avoid straining staff and other resources while retraining staff, upgrading operating systems or making other operational improvements, all of which can impact our financial results.

Future cost containment initiatives undertaken by payors may limit our future revenue and profitability. Our Managed Care revenue and profitability may be affected by continuing efforts of third-party payors to maintain or reduce costs of healthcare by lowering payment rates, narrowing the scope of covered services and network providers, increasing case management review of services and negotiating pricing. In addition, sustained unfavorable economic conditions may affect the number of patients enrolled in managed care programs and the profitability of managed care companies, which could result in reduced revenue. There can be no assurance that third-party payors will make timely payments for our services, or that we will continue to maintain our current payor or revenue mix. We are continuing our efforts to develop our private pay sources of revenue. Any changes in payment levels from current or future third-party payors could have a material adverse effect on our business and combined financial condition, results of operations and cash flows.

Increased competition for, or a shortage of, nurses and other skilled personnel could increase our staffing and labor costs and subject us to fines. Our success depends upon our ability to retain and attract nurses, certified nurse assistants, social workers and speech, physical and occupational therapists, as well as skilled personnel who are responsible for the day-to-day operations of each of our affiliated operations. If we fail to attract and retain qualified and skilled personnel, or if the associated costs increase, our independent operating subsidiaries’ ability to conduct their business operations effectively could be harmed.

We depend on our management team and local leaders, and the loss of their services could harm our business. We believe that our success depends in part on the continued services of our executive management and local leadership teams. The loss of, or failure to recruit, such key personnel could have a material adverse effect on our business and could adversely affect our strategic relationships and impede our ability to execute our business strategies. The market for qualified individuals is highly competitive and finding and recruiting suitable replacements for our leaders may be difficult, time consuming and costly.

Our hospice independent operating subsidiaries are subject to annual Medicare caps calculated by Medicare. With respect to our hospice independent operating subsidiaries, overall payments made by Medicare for each Medicare beneficiary are subject to caps calculated by Medicare, as discussed in greater detail in Item 1., Government Regulation. If payments received by any one of our hospice provider numbers exceeds the caps for the beneficiary, we are required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business.

Security breaches and other cyber-security incidents could subject us to significant liability. Our business is dependent on the proper functioning and availability of our computer systems and networks. Our safety and security measures designed to protect our information systems, data and patient health information and disaster recovery plan may not prevent damage, interruption, or breach of our information systems and operations. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of our information systems. Unauthorized parties may attempt to gain access to our systems or operations, or those of third parties with whom we do business, through fraud or other forms of deceiving our employees or contractors. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems also could disrupt or reduce the efficiency of our operations. If a cyber-security attack or other unauthorized attempt to access our systems or operations were to be successful, it could result in the theft, destruction, loss, misappropriation or release of confidential information or intellectual property, and could cause operational or business delays or disruptions that may materially impact our ability to provide various healthcare services. Any successful cyber-security attack or other unauthorized attempt to access our systems or operations also could result in negative publicity which could damage our reputation or brand with our patients, referral sources, payors or other third parties and could subject us to substantial regulatory, civil or criminal penalties, fines, investigations and enforcement actions, including under HIPAA and other federal and state privacy laws, including, for example, the California Consumer Privacy Act, which includes a private right of action that may expose us to private litigation regarding our privacy practices and significant damages awards or settlements in civil litigation.

State efforts to regulate or deregulate the healthcare services industry or the construction or expansion of the number of home health, hospice or senior living operations could impair our ability to expand or result in increased competition. As discussed in greater detail in Item 1., Government Regulation, our ability to acquire or establish new home health, hospice or senior living operations or expand or provide new services at existing operations would be adversely affected if we are unable to obtain the necessary approvals, if there are changes in the standards applicable to those approvals, or if we experience delays and increased expenses associated with obtaining those approvals. We may not be able to obtain licensure, CON approval, Medicare or Medicaid certification, Attorney General approval or other necessary approvals for future expansion projects. Conversely, and specific to the highly competitive senior living industry, the elimination or reduction of state regulations that limit the construction, expansion or renovation of new or existing communities could result in increased competition to us. In general, regulatory and other barriers to entry in the senior living industry are not prohibitive. Over the last several years, there has been a significant increase in the construction of new senior living communities, including in the markets where we provide services. This has resulted in increased competition in many of our markets. Such new competition may limit our ability to attract new residents, raise rents or otherwise expand our senior living business, which could have a material adverse effect on our revenues, results of operations and cash flow.

Changes in federal and state employment-related laws and regulations could increase our cost of doing business. Our independent operating subsidiaries are subject to a variety of federal and state employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act which governs such matters as minimum wages, overtime and other working conditions, the Americans with Disabilities Act (the “ADA”) and similar state laws that provide civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, the National Labor Relations Act, regulations of the Equal Employment Opportunity Commission, regulations of the Office of Civil Rights, regulations of state Attorneys General, family leave mandates and a variety of similar laws. Because labor represents a large portion of our operating costs, changes in federal and state employment-related laws and regulations could increase our cost of doing business. We also may be subject to employee-related claims such as wrongful discharge, discrimination or violation of equal employment law. Employment claims, such as wage and hour claims, frequently are the subject of class action lawsuits in many states in which our independent affiliates operate, including, for example, California.

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

Compliance with federal and state fair housing, fire, safety and other regulations may require us to make unanticipated expenditures, which could be costly to us. We must incur the expense of complying with the federal Fair Housing Act and similar state laws, and applicable fire and safety regulations, building codes and other land use regulations and food licensing or certification requirements as they may be adopted by governmental agencies and bodies from time to time and the expense may be substantial. Changes to these laws may require us to close operations, limit occupancy, or make other costly changes.

Our revenue, financial condition and results of operations could be negatively impacted by any changes in the acuity mix of patients in our affiliated operations as well as payor mix and payment methodologies. Our revenue is determined in part by the acuity of home health and hospice patients and senior living residents. Changes in the acuity level of patients we attract, as well as our payor mix among Medicare, Medicaid, managed care organizations and private payors, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the year ended December 31, 2020, 60.1% of our revenue was provided by government payors that reimburse us at predetermined rates, which is typical. If we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our independent operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected. Among other initiatives, these payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, we may lose patients if we choose not to renew our contracts with these insurers at lower rates.

We are subject to litigation that could result in significant legal costs and large settlement amounts or damage awards. Our business involves a significant risk of liability given the age and health of the patients and residents of our independent operating subsidiaries and the services we provide. The frequency and severity of litigation in the healthcare industry has increased, due in part to large verdicts and punitive damage awards. Claims are filed based upon a wide variety of assertions and theories, including deficiencies in conditions of participation under certain state and federal healthcare programs and wage and hour class actions. Plaintiffs’ attorneys have become increasingly aggressive in their pursuit of claims against healthcare providers, including home health, hospice and senior living providers, employing a wide variety of advertising and solicitation activities to generate more claims. The defense of lawsuits may result in significant legal costs, regardless of the outcome. Additionally, such litigation may result in increased liability insurance premiums and/or a decline in available insurance coverage levels, which could materially and adversely affect our business, financial condition and results of operations.

Instances of noncompliance can decrease our revenue. As discussed under Item 1., Monitoring Compliance in our Operations, we have internal compliance policies and procedures, including ongoing monitoring and controls, pursuant to which we have identified, and may in the future identify, deficiencies in the assessment of and recordkeeping for patients and residents. We must accrue liabilities for claim costs and interest and repay any amounts due in normal course and failure to refund overpayments within required time frames (as described in greater detail under Item 1., Government Regulation) could result in FCA liability. If future investigations ultimately result in findings of significant billing and reimbursement noncompliance, which require us to record significant additional provisions or remit payments, our business, financial condition and results of operations could be materially and adversely affected.

We may be unable to complete future acquisitions at attractive prices or at all, which may adversely affect our revenue growth. To date, our revenue growth has been significantly accelerated by our acquisition of new operations. Subject to general market conditions and the availability of essential resources and leadership within our company, we continue to seek home health, hospice and senior living acquisition opportunities that are consistent with our geographic, financial and operating objectives. We face competition for the acquisition of operations and businesses and expect this competition to increase. Based upon factors such as our ability to identify suitable acquisition candidates, the purchase price of the operations, prevailing market conditions, the availability of leadership to manage new operations and our own willingness to take on new operations, the rate at which we have historically acquired home health, hospice and senior living operations has fluctuated and we anticipate similar fluctuation in the future. Further, acquisitions may require financing, which may not be available to us or may be available to us only on terms that are not favorable. If funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted, and any newly issued equity securities may have rights, preferences or privileges senior to those of our common stock. We may acquire operations that prove to be non-strategic or less desirable, and we may consider disposing of such operations or exchanging them for operations which are more desirable.

We may not be able to successfully integrate acquired operations, and we may not achieve the benefits we expect from our acquisitions. We may not be able to successfully or efficiently integrate new acquisitions with our existing independent operating subsidiaries, culture and systems. We also may determine that renovations of acquired operations and changes in staff and operating management personnel are necessary to successfully integrate those acquisitions into our existing operations. We may not be able to recover the costs incurred to reposition or renovate newly independent operating subsidiaries. The financial benefits we expect to realize from many of our acquisitions are largely dependent upon our ability to improve clinical performance, overcome regulatory deficiencies, rehabilitate or improve the reputation of the operations in the community, increase and maintain census, control costs, and in some cases change the patient acuity mix. Growth also places significant demands on our leaders and operational, financial and management information systems. If we are unable to accomplish any of these objectives at the independent operating subsidiaries we acquire, we will not realize the anticipated benefits and we may experience lower than anticipated profits, or even losses.

In undertaking acquisitions, we may be impacted by costs, liabilities and regulatory issues that may adversely affect our operations. In undertaking acquisitions, we also may be adversely impacted by unforeseen liabilities attributable to the prior providers who operated the acquired operations, against whom we may have little or no recourse. Many operations we have historically acquired were underperforming prior to the acquisition. Even where operations have been improved, we still may face post-acquisition regulatory issues related to pre-acquisition events. These may include, without limitation, payment recoupment related to our predecessors’ prior noncompliance, the imposition of fines, penalties, operational restrictions or special regulatory status. Further, we may incur post-acquisition compliance risk due to the difficulty or impossibility of immediately or quickly bringing non-compliant operations into full compliance. Diligence materials pertaining to acquisition targets, especially the underperforming operations that often represent the greatest opportunity for return, are often inadequate, inaccurate or impossible to obtain, sometimes requiring us to make acquisition decisions with incomplete information. Operations that we have acquired or may acquire in the future may generate unexpectedly low returns, may cause us to incur substantial losses, may require unexpected levels of management time, expenditures or other resources, or may otherwise not meet a risk profile that our investors find acceptable. We also incur regulatory risk in acquiring certain operations due to the licensing, certification and other regulatory requirements affecting our right to operate the acquired operations, which are frequently obtained post-closing. If we were denied licensure or certification for any reason, we might not realize the expected benefits of the acquisition and would likely incur unanticipated costs and other challenges which could cause our business to suffer.

If our referral sources fail to view us as an attractive provider, or if our referral sources otherwise refer fewer patients or residents, our patient or resident base may decrease. We rely on appropriate referrals from physicians, hospitals and other healthcare providers in the communities we serve to attract appropriate residents and patients to our affiliated operations. Our referral sources are not obligated to refer business to us and may refer business to other healthcare providers. If we lose, or fail to maintain, existing relationships with our referral resources, fail to develop new relationships, or if we are perceived by our referral sources as not providing high quality patient care, our census could decline and our patient mix could change. In addition, if any of our referral sources have a reduction in patients whom they can refer due to a decrease in their business, our census could decline and patient mix could change.

If we do not achieve and maintain competitive quality of care ratings from CMS and private organizations engaged in similar monitoring activities, our business may be negatively affected. Providing quality patient care is the cornerstone of our business. We believe that referral sources, residents and patients select us in large part because of our reputation for delivering quality care. If we should fail to attain our goals regarding acute care hospitalization readmission rates and other quality metrics, we expect our ability to generate referrals would be adversely impacted, which could have a material adverse effect upon our business and combined financial condition, results of operations and cash flows.

If we are unable to obtain insurance, or if insurance becomes more costly for us to obtain, our business may be adversely affected. It may become more difficult and costly for us to obtain coverage for patient care liabilities and other risks, including property and casualty insurance. Our claims history, asset mix, or other factors may adversely affect our ability to obtain insurance at favorable rates. Our insurance carriers may require us to pay substantially higher premiums for the same or reduced coverage for insurance, including workers compensation, property and casualty, automobile, employment practices liability, directors and officers liability, employee healthcare and general and professional liability coverages. Further, many claims and other risks we face are not insurable. Attributable to the COVID-19 pandemic, insurers may increase their exclusions of infectious diseases or raise costs of coverage significantly affecting our ability to obtain insurance coverage.

We retain certain risks related to our insurance coverage. Under its insurance policies, the Company bares the risk of loss up to specified deductible limits, which may be substantial if there is a surge in the volume of claims subject to the deductible. The Company recognizes obligations associated with these costs in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported. These costs generally are estimated based on our historical claims experience. Projections of self-insured retention losses are estimates that are subject to significant variability, and as a result, actual losses and expenses may be more or less than recorded liabilities.

The unionization of our workers may adversely affect our revenue and profitability. To date, our employees have chosen not to unionize. If they decide to unionize, our cost of doing business could increase, our operations could experience disruption, and affected operations may no longer be economical to continue operating.

Because we lease all of our affiliated senior living communities, we could experience risks associated with leased property, including risks relating to lease termination, lease extensions and special charges, which could adversely affect our business, financial position or results of operations. As of December 31, 2020, we leased all of our senior living communities and administrative offices. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). Under certain master leases, a breach at a single community could subject one or more of the other communities covered by the same master lease to the same default risk. Failure to comply with provider requirements is a default under several of the leases and master lease agreements. In addition, lease defaults could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.

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

Failure to generate sufficient cash flow to cover required payments or meet operating covenants under our long-term debt and operating leases could result in defaults under such agreements and cross-defaults under other debt or operating lease arrangements, which could harm our independent operating subsidiaries and cause us to lose operations or experience foreclosures. We have significant future operating lease obligations. We intend to continue financing operations through long-term operating leases, mortgage financing and other types of financing, including borrowings under our future credit facilities we may obtain. We may not generate sufficient cash flow from operations to cover required interest, principal and lease payments. If we are unable to generate sufficient cash flow from operations in the future to service our debt or to make lease payments on our operating leases, we may be required, among other things, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets, reduce or delay planned capital expenditures or delay or abandon desirable acquisitions. Such measures might not be sufficient to enable us to service our debt or to make lease payments on our operating leases. The failure to make required payments on our debt or operating leases or the delay or abandonment of our planned growth strategy could result in an adverse effect on our future ability to generate revenue and sustain profitability and subject us to foreclosure. In addition, any such financing, refinancing or sale of assets might not be available on terms that are economically favorable to us, or at all. Our financing arrangements contain restrictions, covenants and events of default that, among other things, could limit our ability to respond to market conditions, provide for capital investment needs or take advantage of business opportunities by restricting our ability to incur or guarantee additional indebtedness or requiring us to offer to repurchase such indebtedness in the event of a change of control or a change of control triggering event; pay dividends or make distributions; make investments or acquisitions; sell, transfer or otherwise dispose of certain assets; create liens; consolidate or merge; enter into transactions with affiliates; and prepay and repurchase or redeem certain indebtedness.

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

Delays in reimbursement may cause liquidity problems. If we experience problems with our billing information systems or if issues arise with Medicare, Medicaid or other payors, we may encounter delays in our payment cycle. From time to time, we have experienced such delays as a result of government payors instituting planned reimbursement delays for budget balancing purposes or as a result of prepayment reviews. Some states in which we operate are operating with budget deficits or could have a budget deficit in the future, which may delay reimbursement in a manner that would adversely affect our liquidity. In addition, from time to time, procedural issues require us to resubmit claims before payment is remitted, which contributes to our aged receivables. Unanticipated delays in receiving reimbursement from state programs due to changes in their policies or billing or audit procedures may adversely impact our liquidity and working capital. As discussed in Item 1., Government Regulation, with the reduction in fiscal year 2020 and elimination in fiscal year 2021 of RAPs, we may experience higher receivables and reduced cash flows as collections are delayed upon implementation.

Compliance with the regulations of the Department of Housing and Urban Development (“HUD”) may require us to make unanticipated expenditures which could increase our costs. Seventeen of our affiliated senior living communities are currently subject to regulatory agreements with HUD that give the Commissioner of HUD broad authority to require us to be replaced as the operator of those communities in the event that the Commissioner determines there are operational deficiencies at such communities under HUD regulations. Compliance with HUD’s requirements can often be difficult because these requirements are not always consistent with the requirements of other federal and state agencies and, in some instances, may require us to make additional capital expenditures to meet HUD’s heightened requirements. Appealing a failed inspection can be costly and time-consuming and, if we do not successfully remediate the failed inspection, we could be precluded from obtaining HUD financing in the future or we may encounter limitations or prohibitions on our operation of HUD-insured communities.

Failure to comply with existing environmental laws could result in increased expenditures, litigation and potential loss to our business and in our asset value. Our independent operating subsidiaries are subject to regulations under various federal, state and local environmental laws, primarily those relating to the handling, storage, transportation, treatment and disposal of medical waste; the identification and warning of the presence of asbestos-containing materials in buildings, as well as the encapsulation or removal of such materials; and the presence of other substances in the environment. The presence of such materials may be unknown and could result in remediation costs, fines, damages and other material harm to our business.

We are a holding company with no operations and rely upon our independent operating subsidiaries to provide us with the funds necessary to meet our financial obligations. We are a holding company with no direct operating assets, employees or revenues. Each of our affiliated operations is operated through a separate, independent subsidiary, which has its own management, employees and assets. Our principal assets are the equity interests we directly or indirectly hold in our independent operating subsidiaries. As a result, we are dependent upon distributions from our subsidiaries to generate the funds necessary to meet our financial obligations. Our subsidiaries are legally distinct from us and have no obligation to make funds available to us. The ability of our subsidiaries to make distributions to us will depend substantially on their respective operating results and will be subject to restrictions under, among other things, the laws of their jurisdiction of organization, which may limit the amount of funds available for distribution to investors or stockholders, agreements of those subsidiaries, the terms of our financing arrangements and the terms of any future financing arrangements of our subsidiaries.

Risks Related to the Spin-Off

We have little operating history as a separate public company; our historical financial information is not necessarily representative of the results we would have achieved as a separate publicly traded company and may not be a reliable indicator of our future results. Prior to the Spin-Off, Ensign performed various corporate functions for us, including executive management, accounting, human resources, information technology, legal, payroll, insurance, tax, treasury, and other general and administrative items. Our historical financial results reflect allocations of corporate expenses from Ensign for these and similar functions that may be less than the comparable expenses we would have incurred had we operated as a separate publicly traded company. Prior to the Spin-Off, we shared economies of scope and scale in costs, employees, vendor relationships and relationships with our partners. While we have entered into short-term transition agreements and certain other longer-term agreements that govern certain commercial and other relationships between us and Ensign, those arrangements may not capture the benefits our business has enjoyed as a result of being integrated with the other affiliates of Ensign.

One of our directors continues to serve as a director on the Ensign board of directors, and ownership of shares of Ensign common stock or equity awards of Ensign by our directors and executive officers may create conflicts of interest or the appearance of conflicts of interest. One of our directors continues to serve on the Ensign board of directors and substantially all of our executive officers and some of our non-employee directors own shares of Ensign common stock. This could create, or appear to create, potential conflicts of interest when our or Ensign’s management or directors face decisions that could have different implications for us and Ensign, including the resolution of any dispute regarding the terms of the agreements governing the Spin-Off and the relationship between us and Ensign after the Spin-Off, any commercial agreements entered into in the future between us and Ensign and the allocation of such directors’ time between us and Ensign.

We may not be able to engage in desirable strategic transactions and equity issuances following the Spin-Off because of certain restrictions related to preserving the tax-free treatment of the Spin-Off. In addition, we could be liable for adverse tax consequences resulting from engaging in significant strategic or capital-raising transactions. Our ability to engage in significant strategic transactions and equity issuances may temporarily be limited or restricted in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the Spin-Off. Even if the Spin-Off otherwise qualifies for tax-free treatment under Sections 368(a)(1)(D) and 355 of the Code, it may result in corporate level taxable gain to Ensign (and potential liability to us under our agreements with Ensign) under Section 355(e) of the Code if 50.0% or more, by vote or value, of shares of our stock or Ensign’s stock are acquired or issued as part of a plan or series of related transactions that includes the Spin-Off. The process for determining whether an acquisition or issuance triggering these provisions has occurred is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. Any acquisitions or issuances of our stock or Ensign stock within a two-year period after the Spin-Off generally are presumed to be part of such a plan, although we or Ensign, as applicable, may be able to rebut that presumption. Under the tax matters agreement that we entered into with Ensign, we also are generally responsible for any taxes imposed on Ensign that arise from the failure of the Spin-Off to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Sections 368(a)(1)(D) and 355 of the Code, to the extent such failure to qualify is attributable to actions, events or transactions relating to our stock, assets or business, or a breach of the relevant representations or any covenants made by us in the tax matters agreement or the representation letter provided to counsel in connection with the tax opinion of Kirkland & Ellis LLP.

Risks Related to Ownership of Our Common Stock

Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.
Our amended and restated certificate of incorporation and amended and restated bylaws may make the merger or acquisition of our company more difficult without the approval of our board of directors. Among other things, these provisions: allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock; establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings; create a classified board of directors whose members serve staggered three-year terms; and limit the ability of our stockholders to call and bring business before special meetings. Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. These provisions could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Risks Related to COVID-19

COVID-19 has created new regulatory risks that impact our operations. COVID-19 has generated, and will likely continue to generate, dramatic and rapid changes in the laws affecting our operations. U.S. Federal, state, and local regulators have implemented new laws, rules, regulations, and orders, or waived or modified existing laws, rules and regulations for the duration of the COVID-19 public health emergency. Most of these changes have been made without following typical regulatory or legislative processes and procedures and have been announced via website postings or fact sheets with limited notice and without full regulations or guidance in place. While many of the changes are beneficial in that they reduce or eliminate statutory or regulatory requirements for healthcare providers during the COVID-19 public health emergency, we remain subject to the risk of inadvertent non-compliance due to the quantity, ambiguity and frequency of changes. The regulatory changes may also have an adverse effect on our operations through increased legal and operational costs related to compliance with changes and monitoring for future changes. Further, the resumption of pre-COVID-19 regulatory requirements at the conclusion of the public health emergency may require significant operational changes on short notice.

COVID-19 and related risks have affected and could materially affect our results of operations, financial position and/or liquidity. The global spread of COVID-19 and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. See “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19” herein. All of the direct and indirect consequences of COVID-19 on our business are not yet known. Risks presented by the ongoing effects of COVID-19 include the following:

•Decreased home health and hospice volumes and senior living occupancy, which has led to decreased revenue.

•Increased costs and staffing requirements related to implementation of COVID-19 infection prevention protocols, including increased utilization of personal protective equipment (“PPE”), COVID-19 diagnostic testing and vaccination for staff and residents, and additional labor and cleaning supplies to frequently sterilize equipment and surfaces.
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
•COVID-19 related illnesses in staff, which could lead to temporary staffing shortages or reliance on less experienced personnel.
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

COVID-19 could lead to future litigation. COVID-19 has affected virtually all businesses in the country, and healthcare providers have been acutely impacted due to direct involvement with the virus. The challenges of dealing with a global pandemic have been amplified by supply shortages, lack of available tests, and constantly evolving information. A significant portion of senior living communities in certain states have multiple confirmed cases of COVID-19 in their buildings. Home health, hospice and home care providers also frequently come into direct contact with suspected or confirmed COVID-19 positive patients. It is likely that healthcare companies, including those in the post-acute care and senior living industries in which we operate, could become targets of plaintiffs’ litigation, alleging negligence, wrongful death, and similar claims resulting from COVID-19. If we or our operations are subject to litigation of this nature, such litigation may result in legal fees, damages, fines or settlements in amounts that could be material.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Service Center

We lease two office locations to accommodate our Service Center. We lease approximately 14,287 square feet of office space located at 1675 East Riverside Drive, Suite 150, Eagle, ID 83616, pursuant to a lease that expires March 31, 2025. Our principal executive offices are located at the Service Center in Eagle, Idaho. We have two options to extend our lease term at this location for an additional five-year term for each option. In addition, we currently lease 6,101 rentable square feet of office space located at 1600 West Broadway Road, Suite 100, Tempe, Arizona 85282, pursuant to a lease that expires September 30, 2021. We have one option to extend our lease term at this location for one additional five-year term.

Home Health and Hospice Agencies and Senior Living Communities

As of December 31, 2020, we operated 76 home health, hospice and home care agencies in Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. Office space is leased within geographies served by our agencies.

As of December 31, 2020, we operated 54 affiliated senior living communities in Arizona, California, Nevada, Texas, Washington and Wisconsin, with 4,127 Senior Living units. We lease all of our communities through long-term, triple-net lease arrangements.

The following table provides summary information regarding the locations of our home health and hospice agencies and our senior living communities and operational units as of December 31, 2020:

State	Home Health Agencies	Hospice Agencies	Senior Living Communities	Senior Living Units
Arizona	2	7	7	1,249
California	6	4	9	761
Colorado	2	1	—	—
Idaho	4	3	2	164
Iowa	1	1	—	—
Montana	—	1	—	—
Nevada	1	2	4	385
Oklahoma	2	1	—	—
Oregon	2	1	—	—
Texas	4	6	12	712
Utah	9	4	—	—
Washington	6	2	1	98
Wisconsin	1	1	19	758
Wyoming	1	1	—	—
Total	41	35	54	4,127

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

Item 4.    Mine Safety Disclosures

None.

Part II.

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common stock has traded under the symbol “PNTG” on the NASDAQ Global Select Market since our Spin-Off on October 1, 2019. Prior to that date we were a subsidiary of Ensign, which trades under the ticker “ENSG” on the NASDAQ Global Select Market. As of February 24, 2021, there were approximately 60 holders of record of our stock.

Dividend Policy

We do not intend to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our future earnings will be retained to support our operations and to finance the growth and development of our business.

Item 6.     Selected Financial Data

Pennant early adopted the final rule as issued on January 21, 2021 by the SEC related to amendments to modernize, simplify, and enhance certain financial disclosure requirements in Regulation S-K. Specifically, the requirement for Item 301 of Regulation S-K, which was required by Item 6 of this Form 10-K, has been eliminated.

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

Overview

We are a leading provider of high-quality healthcare services to patients and residents of all ages, including the growing senior population, in the United States. We strive to be the provider of choice in the communities we serve through our innovative operating model. We operate in multiple lines of businesses including home health, hospice and senior living services across Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. As of December 31, 2020, our home health and hospice business provided home health, hospice and home care services from 76 agencies operating across 14 states, and our senior living business operated 54 senior living communities throughout seven states.

The following table summarizes our affiliated home health and hospice agencies and senior living communities as of:

	December 31,
	2013	2014	2015	2016	2017	2018	2019	2020
Home health and hospice agencies	16	25	32	39	46	54	63	76
Senior living communities	12	15	36	36	43	50	52	54
Senior living units	1,256	1,587	3,184	3,184	3,434	3,820	3,963	4,127
Total number of home health, hospice, and senior living operations	28	40	68	75	89	104	115	130

COVID-19

Since its discovery in late 2019, a new strain of coronavirus, which causes the viral disease COVID-19, has spread around the globe. The outbreak has been declared to be a pandemic by the World Health Organization, and the United States Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. Additionally, the United States Centers for Disease Control and Prevention (“CDC”) has stated that older adults are at a higher risk for serious illness from COVID-19. As a result of the COVID-19 outbreak, we have taken necessary precautions to prevent and/or minimize spread of the virus to our patients and our residents.

We have been, and we expect to continue to be, impacted by several factors that may cause actual results to differ from our historical results or current expectations. Due to the COVID-19 pandemic, the results presented in this report are not necessarily indicative of future operating results. The situation surrounding COVID-19 remains fluid. We are actively managing our response in collaboration with government officials, staff and business partners and assessing potential impacts to our financial position and operating results, as well as adverse developments in our business.

Operational Response

During the second half of March 2020, we began experiencing a decrease in census at our home health agencies and a slight decrease in occupancy at our senior living communities, while our hospice census remained relatively flat through the month. Beginning in April 2020, we experienced a more significant decrease in census at our home health agencies, which was driven in large part by the suspension or postponement of elective medical procedures that require in-home care after the procedure. In May we began to see those businesses stabilize and improve, which trend continued throughout June. During the third and fourth quarters we experienced increases in all metrics related to our home health and hospice businesses as compared to the prior year period (see Key Performance Indicators below). In our senior living communities, we have experienced a continued decline in occupancy since the outset of the pandemic due to a greater number of move outs net of move ins. While we experienced declines in our senior living occupancy, we did not experience material disruptions during the year ended December 31, 2020. We cannot be sure when the occupancy levels in our senior living communities will stabilize or improve over multiple measurement periods.

COVID-19 continues to impact all aspects of our business and geographies, including impacts on our patients, residents, staff, vendors and business partners. With current COVID-19 outbreaks continuing across the United States, it is difficult to predict the full extent of the impact that COVID-19 will have on our future financial position and operating results due to numerous uncertainties. These uncertainties include the severity of the virus, the duration of the outbreak, effectiveness of vaccination efforts, mutation of the virus, and governmental, business or other actions to contain the virus or treat its impact (which could include limitations on our operations or mandates to provide services to our patients and communities). Further, the impacts of a potential worsening of global economic conditions and disruptions to, and volatility in, the credit and financial markets, as well as other unanticipated consequences remain unknown.

We have experienced and expect to continue to see increased labor costs due to increased overtime and premium pay and the increased need for temporary labor to supplement our existing staffing. Furthermore, we experienced and expect to continue to see increased expenses for medical supplies due to the need for more PPE as part of our strict infection control procedures, along with additional COVID-19 testing expenses. To counteract the aforementioned increased costs, beginning in the second quarter we reduced spending, non-essential supplies, travel costs and all other discretionary items, and we delayed non-essential capital expenditure projects. We are monitoring the ongoing impact of these actions to our revenue and expenses. However, the extent to which COVID-19 will continue to impact our operations will depend on future developments, which remain uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others.

As a result of COVID-19, we have enhanced our infection control procedures in accordance with guidance from Centers for Medicare & Medicaid Services (“CMS”) along with other state and federal agencies to protect our patients, residents, and staff. The infection control guidance from CMS and other agencies continues to evolve. We frequently update our infection control procedures and share best practices across our organization. Our operating subsidiaries have followed guidelines from CMS, the CDC and other federal or state agencies regarding infection control, including recommended screening and isolation protocols, increased PPE usage and systems for addressing local needs related to supplies, staffing and communication with families, patients and residents and local health agencies.

Financial Response

In light of the uncertainty surrounding the COVID-19, we implemented several precautionary measures to limit the financial impact to our operations and provide additional financial flexibility. In connection with the receipt of the Medicare advance payments of $28.0 million, and the deferral of employer-paid FICA of $8.4 million, and strengthening of our operations, we paid down the balance of our Revolving Credit Facility, allowing us to continue with a reduced debt load, a lighter interest burden, and significant availability on our line of credit. During the year we received approximately $9.9 million in Provider Relief Funds (“PRF”). As of December 31, 2020, we have returned all such funds we received related to this distribution. The CARES Act temporarily suspended the automatic 2% reduction of Medicare claim reimbursements for the period of May 1, 2020 through March 31, 2021. The suspension of the Medicare sequestration increased our revenue by approximately $2.8 million for the year ended December 31, 2020. We also implemented cost control measures such as reduced spending on non-essential supplies, travel costs and all other discretionary items, and we have delayed non-essential capital expenditure projects. For further discussion on our financial response, please see Liquidity and Capital Resources below. We believe we have adequately adjusted our operations to maintain the financial health of our business based on current revenue and expenses.

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

Recent Activities

Acquisitions. During 2020, we expanded our operations through the acquisition of two senior living operations, six home health agencies, and six hospice agencies. The addition of these operations added a total of 164 senior living units to be operated by our independent operating subsidiaries. We entered into a separate operations transfer agreement with the prior operator as part of each transaction. The aggregate value for these acquisitions was $39.2 million. For further discussion of our acquisitions, see Note 7, Acquisitions, in the Notes to the consolidated and combined financial statements.

Amended Credit Facility. On February 23, 2021, we amended our existing revolving credit facility to increase our aggregate principal amount available from $75.0 million to $150.0 million.

Trends

As discussed more above under COVID-19, for the year ended December 31, 2020 we experienced an increase in all of our key metrics in our home health and hospice businesses. Since the pandemic began, we have experienced a decline in senior living occupancy as move-ins declined relative to move-outs due to the pandemic. We cannot be sure when the occupancy levels in our senior living communities will stabilize or improve over consecutive measurement periods. As uncertainty regarding the COVID-19 pandemic persists, and if cases continue to rise, we could see a more prolonged recovery. For further discussion of trends related to COVID-19, see COVID-19 above.

When we acquire turnaround or start-up operations, we expect that our combined metrics may be impacted. We expect these metrics to vary from period to period based upon the maturity of the operations within our portfolio. We have generally experienced lower occupancy rates at our senior living communities and lower census at our home health and hospice agencies for recently acquired operations; as a result, we generally anticipate lower consolidated and segment margins during years of acquisition growth. We established two start-up hospice agencies in California and Washington during the year ended December 31, 2020.

Regulation

In response to the COVID-19 pandemic, a variety relief bills have been passed to provide cash payments and other resources to help individuals, small businesses, state and local governments, hospitals and other healthcare providers affected by COVID-19. The first such bill was the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020. The CARES Act and subsequent legislation, including the Paycheck Protection Program and Health Care Enhancement Act, called for congressional appropriations totaling $178 billion to be used as Provider Relief Funds (“PRF”) for hospitals and other healthcare providers on the front lines of the COVID-19 response. This funding is being used to support healthcare-related expenses or lost revenue attributable to COVID-19 and to ensure uninsured Americans can get testing and treatment for COVID-19. Providers who receive funds from the general distribution have to sign an attestation confirming receipt of funds and agree to the terms and conditions of payment. We did not apply for any relief funding under the CARES Act. During the second quarter of 2020 we received automatic PRF payments in the amount of $9.9 million, and during the second quarter of 2020 the Company returned the full amount of payments received.

The CARES Act also contains provisions for accelerated or advance Medicare payments under the Accelerated and Advanced Payments (“AAP”) Program to provide supporting cash flow to providers and suppliers combating the effects of the COVID-19 pandemic. We applied for and received $28.0 million. These funds are subject to automatic recoupment through offsets to new claims beginning one year after payment were issued beginning in April, 2021, at which time Medicare will automatically recoup 25 percent of Medicare payments for 11 months. At the end of the 11 months and assuming full repayment has not occurred, recoupment will increase to 50 percent for another six months. Any balance outstanding after these two recoupment periods will be subject to repayment at a four percent interest rate. We anticipate completing repayment of the AAP within the allotted recoupment periods.

The CARES Act temporarily suspends the 2% sequestration payment adjustment on Medicare fee-for-service payment beginning May 1, 2020 until March 31, 2021. The CARES Act payroll tax deferral program allows employers to defer the deposit and payment of the employer’s portion of social security taxes that otherwise would be due between March 27, 2020, and December 31, 2020. The CARES Act permits employers to deposit half of these deferred payments by the end of 2021 and the other half by the end of 2022. We recognized $2.8 million in revenue related to the suspension of sequestration for the year ended December 31, 2020. Further, we are deferring employer social security taxes that we would normally pay with each payroll. As of December 31, 2020 we deferred $8.4 million, with $4.2 million in other long-term liabilities.

The Families First Coronavirus Response Act (“FFCRA”) enacted April 1, 2020, provided certain employees with paid sick leave or expanded family and medical leave for specified reasons related to COVID-19. While the sick and family leave provisions of the FFCRA expired on December 31, 2020, the FFCRA tax credit provisions, which reimburses employers for the cost of providing FFCRA leave, was extended through March 31, 2021. Thus, employers are no longer required to provide FFCRA leave, but may benefit from voluntarily doing so. Certain health care workers, including those who provide direct patient care, and those whose services are integrated with and necessary to the provision of patient care, are exempt from the Act.

On July 31, 2020, CMS released the final FY 2021 hospice payment rule. The national hospice payment rates, subject to geographical application, and the hospice CAP will increase by 2.4% over the current payment rates. Hospices that fail to meet quality reporting requirements receive a 2.0% reduction to the annual market basket update for the year. Further, the finalized hospice cap amount for the fiscal year 2021 cap year will be $30,683.93, which is equal to the fiscal year 2020 cap amount of $29,964.78, updated by the proposed fiscal year 2021 hospice payment increase percentage of 2.4%. In addition to payment updates, the rule finalizes the proposal to adopt the most recent Office of Management and Budget (“OMB”) statistical area delineations and apply a 5.0% cap on wage index decreases.

On October 29, 2020, CMS released the final rule updating the Medicare HH PPS rates and wage index for calendar year 2021. The final rule increases payments in the aggregate of 2.0%, reduced by an estimated 0.1% due to the rural add-on percentages mandated by the Bipartisan Budget Act of 2018. Home health agencies that fail to meet quality reporting requirements will receive a 2.0% reduction to the home health payment update percentage for the year. The final rule adopts the most recent OMB statistical area delineations and applies a 5.0% cap on wage index decreases to account for the transition. The final rule also implements Medicare enrollment requirements for qualified home infusion therapy suppliers, excluding home infusion therapy services from coverage under the Medicare home health benefit beginning in calendar year 2021. Finally, this rule finalizes the changes to the home health regulations regarding the use of technology in providing services under the Medicare home health benefit as described in the March 30, 2020 Policy and Regulatory Revisions in Response to the COVID-19 Public Health Emergency Interim Final Rule.

Segments

We have two reportable segments: (1) home health and hospice services, which includes our home health, home care and hospice businesses; and (2) senior living services, which includes the operation of assisted living, independent living and memory care communities. Our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), reviews financial information at the operating segment level using segment adjusted EBITDAR from operations. We also report an “all other” category that includes general and administrative expense from our Service Center.

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
The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Year Ended December 31,
	2020	2019
Home health services:
Total home health admissions	26,670	22,637
Total Medicare home health admissions	12,974	10,656
Average Medicare revenue per 60-day completed episode	$3,320	$3,018
Hospice services:
Total hospice admissions	8,186	6,196
Average hospice daily census	2,083	1,680
Hospice Medicare revenue per day	$166	$164

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
The following table summarizes our senior living statistics for the periods indicated:

	Year Ended December 31,
	2020	2019
Occupancy	77.7%	80.2%
Average monthly revenue per occupied unit	$3,188	$3,120

Revenue Sources

Home Health and Hospice Services

Home Health. We derive the majority of our home health revenue from Medicare and managed care. The Medicare payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. For Medicare episodes that began prior to January 1, 2020, home health agencies were reimbursed under the Medicare HH PPS, while Medicare periods of care that began on or after that date are reimbursed under the PDGM methodology. Under PDGM, Medicare provides agencies with payments for each 30-day period of care provided to beneficiaries. If a beneficiary is still eligible for care after the end of the first 30-day payment period, a second 30-day payment period can begin. There are no limits to the number of periods of care a beneficiary who remains eligible for the home health benefit can receive. While payment for each 30-day period of care is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits is below an established threshold that varies based on the diagnosis of a beneficiary; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the period of care; (c) adjustment to the admission source of claim if it is determined that the patient had a qualifying stay in a post-acute care setting within 14 days prior to the start of a 30-day payment period; (d) the timing of the 30-day payment period provided to a patient in relation to the admission date, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes to the acuity of the patient during the previous 30-day period of care; (f) changes in the base payments established by the Medicare program; (g) adjustments to the base payments for case mix and geographic wages; and (h) recoveries of overpayments.

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

Medicare reimbursement is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and based upon empirical experience estimate amounts due back to Medicare to the extent that the cap has been exceeded.

Senior Living Services . As of December 31, 2020, we provided assisted living, independent living and memory care services at 54 communities. Within our senior living operations, we generate revenue primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs.

Primary Components of Expense

Cost of Services (excluding rent, general and administrative expense and depreciation and amortization). Our cost of services represents the costs of operating our independent operating subsidiaries, which primarily consists of payroll and related benefits, supplies, purchased services, and ancillary expenses such as the cost of pharmacy and therapy services provided to patients or residents. Cost of services also includes the cost of general and professional liability insurance and other general cost of services specifically attributable to our operations.

Rent—Cost of Services. Rent—cost of services consists solely of base minimum rent amounts payable under lease agreements to our landlords. Our subsidiaries lease and operate but do not own the underlying real estate at our operations, and these amounts do not include taxes, insurance, impounds, capital reserves or other charges payable under the applicable lease agreements.

General and Administrative Expense. General and administrative expense consists primarily of payroll and related benefits and travel expenses for our Service Center personnel, including training and other operational support. General and administrative expense also includes professional fees (including accounting and legal fees), costs relating to our information systems, share-based compensation and rent for our Service Center offices.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated and combined financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis we review our judgments and estimates, including but not limited to those related to revenue, cost allocations, leases, intangible assets, goodwill, and income taxes. We base our estimates and judgments upon our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty, and actual results could differ materially from the amounts reported. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, within the Consolidated and Combined Financial Statements for further information on our critical accounting estimates and policies, which are as follows:

•Revenue recognition - The amounts owed by private pay individuals for services and estimate of variable considerations to arrive at the transaction price, including methods and assumptions used to determine settlements with Medicare and Medicaid adjustments due to audits and reviews;
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
•Self-insurance reserves - The valuation methods and assumptions used in estimating costs to settle open claims of insureds, as well as an estimate of the cost of insured claims up to retention amounts that have been incurred but not reported; and
•Income taxes - The estimation of valuation allowance or the need for and magnitude of liabilities for uncertain tax position.

Recent Accounting Pronouncements

    Information concerning recently issued accounting pronouncements which are not yet effective is included in Note 2, Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated and Combined Financial Statements. As of December 31, 2020, there were no recently issued accounting pronouncements that were expected to have an impact on the Company.

Results of Operations

The following table sets forth details of our expenses and earnings as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Total revenue	100.0%	100.0%	100.0%
Expense:
Cost of services	75.9	76.5	74.3
Rent—cost of services	10.1	10.3	10.9
General and administrative expense	8.0	10.4	6.6
Depreciation and amortization	1.2	1.1	1.0
Total expenses	95.2	98.3	92.8
Income from operations	4.8	1.7	7.2
Other income (expense):
Other income	0.1	—	—
Interest expense, net	(0.3)	(0.1)	—
Other income (expense), net	(0.2)	(0.1)	—
Income before provision for income taxes	4.6	1.6	7.2
Provision for income taxes	0.6	0.6	1.5
Net income	4.0	1.0	5.7
Less: net income/ (loss) attributable to noncontrolling interest(a)	—	0.2	0.2
Net income attributable to Pennant	4.0%	0.8%	5.5%

(a)	Net loss attributable to noncontrolling interest for the year ended December 31, 2020 was less than .1% and thus not meaningful as a percentage of total revenue.

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Consolidated and Combined GAAP Financial Measures:
Total revenue	$390,953	$338,531	$286,058
Total expenses	$372,036	$332,861	$265,427
Income from operations	$18,917	$5,670	$20,631

The following table presents certain financial information regarding our reportable segments. General and administrative expenses are not allocated to the reportable segments and are included in “All Other”:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Year Ended December 31, 2020
Revenue	$253,659	$137,294	$—	$390,953
Segment Adjusted EBITDAR from Operations	$49,501	$48,309	$(22,762)	$75,048
Year Ended December 31, 2019
Revenue	$206,624	$131,907	$—	$338,531
Segment Adjusted EBITDAR from Operations	$33,354	$47,344	$(18,591)	$62,107
Year Ended December 31, 2018
Revenue	$169,037	$117,021	$—	$286,058
Segment Adjusted EBITDAR from Operations	$26,427	$47,230	$(16,191)	$57,466

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations above to income from operations:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Segment Adjusted EBITDAR from Operations(a)	$75,048	$62,107	$57,466
Less: Depreciation and amortization	4,675	3,810	2,964
Rent—cost of services	39,191	34,975	31,199
Other income	225	—	—
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(b)	1,787	483	129
Share-based compensation expense(c)	8,335	3,382	2,382
Acquisition related costs(d)	99	665	—
Spin-Off related transaction costs(e)	—	13,219	756
Transition services costs(f)	1,181	532	—
COVID-19 related costs and supplies(g)	447	—	—
Add: Net income/ (loss) attributable to noncontrolling interest	(191)	629	595
Income from operations	$18,917	$5,670	$20,631

(a)
Segment Adjusted EBITDAR from Operations is net income/ (loss) attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs, (4) Spin-Off transaction costs, (5) redundant and nonrecurring costs associated with the transition services agreement, (6) net income/ (loss) attributable to noncontrolling interest, and (7) net COVID-19 related costs. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

(b)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(c)	Share-based compensation expense incurred which is included in cost of services and general and administrative expense.
(d)	Acquisition related costs that are not capitalizable.
(e)	Costs incurred related to the Spin-Off are included in general and administrative expense.
(f)	A portion of the costs incurred under the Transition Services Agreement (as defined in Note 3, Related Party Transactions and Net Parent Investment) identified as redundant or nonrecurring that are included in general and administrative expense. Transition service costs includes $446 of duplicative software expense for the year ended December 31, 2020, of which $333 pertains to the first three quarters of the fiscal year and were not included as adjustments in previous interim periods. Fees incurred under the Transition Services agreement, net of the Company’s payroll reimbursement, were $5,536, $2,982, and zero for the years ended December 31, 2020, 2019 and 2018, respectively.
(g)	Represents incremental costs incurred as part of the Company's response to COVID-19 including direct medical supplies, labor, and other expenses, net of $2,765 in increased revenue related to the 2% payment increase in Medicare reimbursements for sequestration relief for the year ended December 31, 2020.

Performance and Valuation Measures:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Consolidated and Combined Non-GAAP Financial Measures:
Performance Metrics
Consolidated and Combined EBITDA	$24,008	$8,851	$23,000
Consolidated and Combined Adjusted EBITDA	$36,080	$27,157	$26,927
Valuation Metric
Consolidated and Combined Adjusted EBITDAR	$75,048

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Segment Non-GAAP Measures:(a)
Segment Adjusted EBITDA from Operations
Home health and hospice services	$46,015	$30,415	$24,716
Senior living services	$12,827	$15,333	$18,312

(a)	General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss.

The table below reconciles Consolidated and Combined Net Income to Consolidated and Combined EBITDA, Consolidated and Combined Adjusted EBITDA and Consolidated and Combined Adjusted EBITDAR for the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Consolidated and Combined Net income	$15,553	$3,175	$16,279
Less: Net income/ (loss) attributable to noncontrolling interest	(191)	629	595
Add: Provision for income taxes (benefit)	2,350	2,085	4,352
Net interest expense	1,239	410	—
Depreciation and amortization	4,675	3,810	2,964
Consolidated and Combined EBITDA	24,008	8,851	23,000
Adjustments to Consolidated and Combined EBITDA
Add: Costs at start-up operations(a)	1,787	483	129
Share-based compensation expense(b)	8,335	3,382	2,382
Acquisition related costs(c)	99	665	—
Spin-Off related transaction costs(d)	—	13,219	756
Transition services costs(e)	1,181	532	—
Net COVID-19 related costs(f)	447	—	—
Rent related to items (a) above	223	25	30
Consolidated and Combined Adjusted EBITDA	36,080	27,157	26,297
Rent—cost of services	39,191	34,975	31,199
Rent related to items (a) above	(223)	(25)	(30)
Adjusted rent—cost of services	38,968	34,950	31,169
Consolidated and Combined Adjusted EBITDAR	$75,048

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense incurred which is included in cost of services and general and administrative expense.
(c)	Acquisition related costs that are not capitalizable.
(d)	Costs incurred related to the Spin-Off are included in general and administrative expense.
(e)	A portion of the costs incurred under the Transition Services Agreement (as defined in Note 3, Related Party Transactions and Net Parent Investment) identified as redundant or nonrecurring that are included in general and administrative expense. Transition service costs includes $446 of duplicative software expense for the year ended December 31, 2020, of which $333 pertains to the first three quarters of the fiscal year and were not included as adjustments in previous interim periods. Fees incurred under the Transition Services agreement, net of the Company’s payroll reimbursement, were $5,536, $2,982, and zero for the years ended December 31, 2020, 2019 and 2018, respectively.
(f)	Represents incremental costs incurred as part of the Company's response to COVID-19 including direct medical supplies, labor, and other expenses, net of $2,765 in increased revenue related to the 2% payment increase in Medicare reimbursements for sequestration relief for the year ended December 31, 2020.

The table below reconciles Segment Adjusted EBITDAR from Operations to Segment Adjusted EBITDA from Operations for the periods presented:

	Year Ended December 31,
	Home Health and Hospice			Senior Living
	2020	2019	2018	2020	2019	2018
	(In thousands)
Segment Adjusted EBITDAR from Operations	$49,501	$33,354	$26,427	$48,309	$47,344	$47,230
Less: Rent—cost of services	3,629	2,964	2,281	35,562	32,011	28,918
Rent related to start-up operations	(143)	(25)	(30)	(80)	—	—
Segment Adjusted EBITDA from Operations	$46,015	$30,415	$24,176	$12,827	$15,333	$18,312

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
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and these non-cash charges do not reflect any cash requirements for such replacements; and
•other companies in our industry may calculate the same Non-GAAP Financial Measures differently than we do, which may limit their usefulness as comparative measures.

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

We calculate Consolidated and Combined EBITDA as net income, adjusted for net income/ (loss) attributable to noncontrolling interest prior to the Spin-Off, before (a) interest expense (b) provision for income taxes and (c) depreciation and amortization.

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

We calculate Consolidated and Combined Adjusted EBITDA by adjusting Consolidated and Combined EBITDA to exclude the effects of non-core business items, which for the reported periods includes, to the extent applicable:

•costs at start-up operations;
•share-based compensation expense;
•acquisition related costs;
•Spin-Off related transaction costs;
•redundant or nonrecurring costs incurred as part of the Transition Services Agreement (as defined in Note 3, Related Party Transactions and Net Parent Investment); and
•COVID-19 related costs and supplies.

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

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Revenue

	Year Ended December 31,
	2020		2019
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$98,267	25.1%	$83,330	24.6%
Hospice	134,075	34.3	105,682	31.2
Home care and other(a)	21,317	5.5	17,612	5.2
Total home health and hospice services	253,659	64.9	206,624	61.0
Senior living services	137,294	35.1	131,907	39.0
Total revenue	$390,953	100.0%	$338,531	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this report.

Our consolidated and combined revenue increased $52.4 million, or 15.5% driven by organic growth of existing operations of $33.2 million or 9.8% as well as increased revenue from acquired operations of $19.2 million or 5.7% during the year ended December 31, 2020.

Home Health and Hospice Services

	Year Ended December 31,
	2020	2019	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$98,267	$83,330	$14,937	17.9%
Hospice services	134,075	105,682	28,393	26.9
Home care and other	21,317	17,612	3,705	21.0
Total home health and hospice revenue	$253,659	$206,624	$47,035	22.8%

	Year Ended December 31,
	2020	2019	Change	% Change
Home health services:
Total home health admissions	26,670	22,637	4,033	17.8%
Total Medicare home health admissions	12,974	10,656	2,318	21.8
Average Medicare revenue per 60-day completed episode	$3,320	$3,018	$302	10.0
Hospice services:
Total hospice admissions	8,186	6,196	1,990	32.1
Average daily census	2,083	1,680	403	24.0
Hospice Medicare revenue per day	$166	$164	$2	1.2
Number of home health and hospice agencies at period end	76	63	13	20.6%

Home health and hospice revenue increased $47.0 million, or 22.8%. Revenue grew due to an increase in all key performance indicators including an increase in total home health admissions of 17.8%, including an increase in Medicare home health admissions of 21.8%, an increase in average Medicare revenue per 60-day completed episode of 10.0%, an increase of 32.1% in total hospice admissions, and an increase of 24.0% in hospice average daily census. Growth was partially driven by the acquisition of 12 home health, hospice and home care operations between December 31, 2019 and December 31, 2020, resulting in an increase of $17.2 million or 8.3% overall, as well as additional revenue of $2.8 million due to the sequestration suspension in the current year.

Senior Living Services

	Year Ended December 31,
	2020	2019	Change	% Change

Revenue (in thousands)	$137,294	$131,907	$5,387	4.1%
Number of communities at period end	54	52	2	3.8%
Occupancy	77.7%	80.2%	(2.5)%
Average monthly revenue per occupied unit	$3,188	$3,120	$68	2.2%

Senior living revenue increased $5.4 million, or 4.1%, for the year ended December 31, 2020 when compared to the same period in the prior year due to an increase in average monthly revenue per occupied unit and an increase of $2.0 million or 1.5% in revenue from the addition of two senior living communities between December 31, 2019 and December 31, 2020.

Cost of Services

The following table sets forth total cost of services by each of our reportable segments for the periods indicated:

	Year Ended December 31,
	2020	2019	Change	% Change
	(In thousands)
Home Health and Hospice	$206,094	$174,037	$32,057	18.4%
Senior Living	90,780	84,904	5,876	6.9
Total cost of services	$296,874	$258,941	$37,933	14.6%

Consolidated and Combined cost of services increased $37.9 million or 14.6%. The increase in cost of services was driven by the increase in revenue, new acquisitions in the current year, and additional costs related to the COVID-19 pandemic. Cost of services as a percentage of revenue decreased by 0.6% from 76.5% to 75.9% for the year ended December 31, 2020 as the increase in revenue outpaced the increase in costs.

Home Health and Hospice Services

	Year Ended December 31,
	2020	2019	Change	% Change
	(In thousands)
Cost of service	$206,094	$174,037	$32,057	18.4%
Cost of services as a percentage of revenue	81.2%	84.2%	(3.0)%

Cost of services related to our home health and hospice services segment increased $32.1 million, or 18.4%, primarily due to increased volume of services provided. Cost of services as a percentage of revenue for the year ended December 31, 2020 decreased 3.0% compared to the year ended December 31, 2019, from focusing on managing labor and services and additional revenue due to the sequestration suspension in the current year.

Senior Living Services

	Year Ended December 31,
	2020	2019	Change	% Change
	(In thousands)
Cost of service	$90,780	$84,904	$5,876	6.9%
Cost of services as a percentage of revenue	66.1%	64.4%	1.7%

Cost of services related to our senior living services segment increased $5.9 million, or 6.9%. As a percentage of revenue, costs of service increased by 1.7% as a result of a decrease in occupancy and COVID-19 related costs.

Rent—Cost of Services. Actual rent increased from $35.0 million in the year ended December 31, 2019 to $39.2 million in the year ended December 31, 2020, primarily as a result of a full year of expense for leases modified in the fourth quarter of 2019 in connection with the Spin-Off. Rent as a percentage of total revenue decreased from 10.3% to 10.1% in the year ended December 31, 2020, as the growth in revenue outpaced the increase in rent expense.

General and Administrative Expense. Our general and administrative expense decreased by $3.8 million from $35.1 million to $31.3 million and as a percent of revenue from 10.4% to 8.0%. The primary driver for the decrease in general and administrative costs was due to the no transaction costs related to the Spin-Off. The reduction of $13.2 million in transaction related costs were partially offset by $8.3 million in share-based compensation in the current year.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat as a percentage of total revenue.

Provision for Income Taxes. Our effective tax rate for the year ended December 31, 2020 was 13.1% of earnings before income taxes. Our effective tax rate decreased from our statutory tax rate by approximately 10.6 percentage points, which was driven by an excess tax benefit from share-based compensation of 10.8 percentage points offset by approximately 0.4 percentage points of non-deductible expenses. Our effective tax rate for the year ended December 31, 2019 was 39.6% of earnings before income taxes. As of the completion of the Spin-Off, approximately $10.3 million of transaction costs became nondeductible, having a one-time impact of increasing our effective tax rate. This was offset by a decrease to our effective tax rate resulting from a tax benefit of share-based compensation. See Note 14, Income Taxes, to the Consolidated and Combined Financial Statements included elsewhere in this report filed on Form 10-K for further discussion.

Comparison of Prior Year Information

For a comparison of our results of operations of the fiscal year ended December 31, 2019 as compared to the year ended December 31, 2018 refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation on Form 10-K filed with the SEC on March 4, 2020.

Liquidity and Capital Resources

Our primary sources of liquidity are net cash provided by operating activities, including advance payments under the CARES Act, and borrowings under our revolving credit facility.

Revolving Credit Facility

On October 1, 2019, Pennant entered into a credit agreement (the “Credit Agreement”), which provided for a revolving credit facility with a syndicate of banks with a borrowing capacity of $75.0 million.

Amended Credit Facility

On February 23, 2021, Pennant entered into an amendment to the Credit Agreement (the “Amended Credit Agreement”), which provides for an increased revolving credit facility with a syndicate of banks with a borrowing capacity of $150.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility is not subject to interim amortization and the Company will not be required to repay any loans under the Revolving Credit Facility prior to maturity in 2026. The Company is permitted to prepay all or any portion of the loans under the Revolving Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders.

The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of December 31, 2020, the Company was in compliance with all covenants.

The CARES Act and COVID-19 Capital Considerations

The CARES Act expanded CMS’s ability to provide accelerated/advance payments intended to increase the cash flow of healthcare providers and suppliers impacted by COVID-19. During the year, the Company applied for and received $28.0 million as an advance payment. These funds are subject to automatic recoupment through offsets to new claims beginning one year after payments were issued beginning in April 2021, at which time, Medicare will automatically recoup 25 percent of Medicare payments for 11 months. At the end of the 11 months and assuming full repayment has not occurred, recoupment will increase to 50 percent for another six months. Any balance outstanding after these two recoupment periods will be subject to repayment at a four percent interest rate. We anticipate completing repayment of the AAP within the allotted recoupment periods. The CARES Act also temporarily suspends the 2% sequestration payment adjustment on Medicare fee-for-service payment, meaning a 2% payment increase on Medicare claims with dates of service from May 1, 2020 through December 31, 2020. Through December 31, 2020, we have earned $2.8 million due to the suspension of the sequestration adjustment. Further, the CARES Act allows for the deferral of FICA taxes owed from March - December 31, 2020 with 50% payment due on December 31, 2021 and the remainder due on December 31, 2022. As of December 31, 2020 we deferred $8.4 million, with $4.2 million in other long-term liabilities.

In addition to relief provided by the CARES Act and other legislative and regulatory assistance, we have implemented cost control measures such as reduced spending, non-essential supplies, travel costs and all other discretionary items, and we have delayed non-essential capital expenditure projects. The continued impact of COVID-19 on our liquidity and financial resources is uncertain. We are monitoring the ongoing impact of these actions to our revenue and expenses. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others.

We believe that our existing cash, cash generated through operations and our access to financing facilities, together with funding through third-party sources such as commercial banks, will be sufficient to fund our operating activities and growth needs, and provide adequate liquidity for the next twelve months.

The following table presents selected data from our combined statement of cash flows for the periods presented:

	Year Ended December 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$50,204	$9,554
Net cash used in investing activities	(41,616)	(26,465)
Net cash (used in)/ provided by financing activities	(8,947)	17,272
Net change in cash	(359)	361
Cash at beginning of year	402	41
Cash at end of year	$43	$402

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Our net cash provided by operating activities for the year ended December 31, 2020 increased by $40.7 million. The increase was primarily due to an increase in net income of $12.4 million and the receipt of $28.0 million related to Advance Payments received from the CARES Act.

Our net cash used in investing activities for the year ended December 31, 2020 increased by $15.2 million compared to the year ended December 31, 2019. This use of cash is primarily attributable to an increase in acquisitions of $14.4 million and an increase in capital expenditures of $0.5 million in support of establishing post Spin-Off stand-alone systems.

    Our net cash used in financing activities decreased by approximately $26.2 million for the year ended December 31, 2020 when compared to the year ended December 31, 2019 primarily due to an increase in payments on our revolving credit facility in the current year, offset by net cash proceeds from our revolving credit facility in the prior year.

Contractual Obligations, Commitments and Contingencies

	2021	2022	2023	2024	2025	Thereafter	Total
	(In thousands)
Operating lease obligation(a)	$38,393	$37,730	$37,038	$36,230	$35,349	$356,838	$541,578
Long-term debt(b)	—	—	—	9,500	—	—	9,500
Interest payments on long-term debt(c)	935	935	935	702	—	—	3,507
Total	$39,328	$38,665	$37,973	$46,432	$35,349	$356,838	$554,585

(a)
Lease amounts include minimum rental payments under our non-cancelable operating leases. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases. In connection with the Spin-Off, we amended our master lease agreements with Ensign and certain other landlords.

(b)	Assumes all long-term debt under the current credit facility is outstanding until scheduled maturity in 2024. Under the Amended Credit Facility the Company will not be required to repay any loans prior to maturity in 2026.
(c)
Interest payments on long-term debt are projected for future periods using the outstanding long-term debt and the interest rates in effect as of December 31, 2020. Interest payments may differ in the future based on changes in market interest rates and borrowings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We are exposed to risks associated with market changes in interest rates. Our Revolving Credit Facility exposes us to variability in interest payments due to changes in LIBOR. A 1.0% interest rate change would cause interest expense to change by approximately $0.1 million annually based upon our outstanding long-term debt as of December 31, 2020. We manage our exposure to this market risk by monitoring available financing alternatives.

LIBOR Phase-Out. LIBOR is currently expected to be phased out in 2021. We are required to pay interest on borrowings under our Credit Facility at floating rates based on LIBOR. Future debt that we may incur may also require that we pay interest based upon LIBOR. We currently expect that the determination of interest under our credit agreement would be revised as provided under the agreement or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR for similar types of loans. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our agreement would approximate the current calculation in accordance with LIBOR. We do not know what standard, if any, will replace LIBOR if it is phased out or transitioned.

Item 8.    Financial Statements and Supplementary Data

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020 based on those criteria.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm due to our Emerging Growth Company (“EGC”) status and exemption from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2020, there were no material changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III.

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference to our definitive proxy statement on Form 14A for the 2021 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is hereby incorporated by reference to our definitive proxy statement on Form 14A for the 2021 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

The information required by this Item is hereby incorporated by reference to our definitive proxy statement on Form 14A for the 2021 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions and Director Independence

The information required by this Item is hereby incorporated by reference to our definitive proxy statement on Form 14A for the 2021 Annual Meeting of Stockholders.

Item 14.     Principal Accountant Fees and Services

The information required by this Item is hereby incorporated by reference to our definitive proxy statement on Form 14A for the 2021 Annual Meeting of Stockholders.

Part IV.

Item 15. Exhibits, Financial Statements and Schedules

The following documents are filed as a part of this report:

(a)(1) Financial Statements:

The following Consolidated and Combined Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K.

•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2020 and 2019
•Consolidated and Combined Statements of Income for the Years Ended December 31, 2020, 2019 and 2018
•Consolidated and Combined Statements of Changes in Shareholders' Equity and Net Parent Investment for the Three Years Ended December 31, 2020, 2019 and 2018
•Consolidated and Combined Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
•Notes to the Consolidated and Combined Financial Statements

(a)(2) Financial Statement Schedules:

There are no financial schedules included in this Report as they are either not applicable or included in the financial statements.

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
4.1
Description of Securities of The Pennant Group, Inc. (incorporated by reference to Exhibit 4.1 to The Pennant Group, Inc.’s Annual Report on Form 10-K (File No. 001-389000) filed with the SEC on March 4, 2020).

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
10.12
Credit Agreement, dated February 23, 2021, by and among the Company and certain of its subsidiaries, the lenders named therein, and Truist Bank (successor by merger to SunTrust Bank), as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on February 24, 2021).

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

The Pennant Group, Inc.

Dated: February 24, 2021	BY:	/s/ JENNIFER L. FREEMAN
Jennifer L. Freeman
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL H WALKER	Chairman and Chief Executive Officer (Principal Executive Officer)	February 24, 2021
Daniel H Walker

/s/ JENNIFER L. FREEMAN	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)	February 24, 2021
Jennifer L. Freeman

/s/ CHRISTOPER R. CHRISTENSEN	Director	February 24, 2021
Christopher R. Christensen

/s/ JOHN G. NACKEL, Ph.D.	Director	February 24, 2021
John G. Nackel, Ph.D.

/s/ STEPHEN M. R. COVEY	Director	February 24, 2021
Stephen M. R. Covey

/s/ JOANNE STRINGFIELD	Director	February 24, 2021
JoAnne Stringfield

/s/ SCOTT E. LAMB	Director	February 24, 2021
Scott E. Lamb

/s/ RODERIC W. LEWIS	Director	February 24, 2021
Roderic W. Lewis

THE PENNANT GROUP, INC.
INDEX TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm	51
Consolidated and Combined Financial Statements:
Consolidated Balance Sheets as of December 31, 2020 and 2019	52
Consolidated and Combined Statements of Income for the Years Ended December 31, 2020, 2019 and 2018	53
Consolidated and Combined Statements of Stockholders' Equity for the Years Ended December 31, 2020, 2019 and 2018	54
Consolidated and Combined Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018	55
Notes to the Consolidated and Combined Financial Statements	57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of The Pennant Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Pennant Group, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated and combined statements of income, stockholders' equity and net parent investment, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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
February 24, 2021

We have served as the Company's auditor since 2019.

THE PENNANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash	$43	$402
Accounts receivable—less allowance for doubtful accounts of $643 and $677, respectively	47,221	32,183
Prepaid expenses and other current assets	12,335	6,098
Total current assets	59,599	38,683
Property and equipment, net	17,884	14,644
Operating lease right-of-use assets	308,650	316,328
Escrow deposits	525	1,400
Deferred tax assets	2,097	—
Restricted and other assets	4,289	2,000
Goodwill	66,444	41,233
Other indefinite-lived intangibles	47,488	33,462
Total assets	$506,976	$447,750
Liabilities and equity
Current liabilities:
Accounts payable	$9,761	$8,653
Accrued wages and related liabilities	26,873	16,343
Operating lease liabilities—current	14,106	12,285
Other accrued liabilities	38,275	13,911
Total current liabilities	89,015	51,192
Operating lease liabilities—long-term	296,615	304,044
Other long-term liabilities	11,897	2,877
Long-term debt, net	8,277	18,526
Total liabilities	405,804	376,639
Commitments and contingencies
Equity:
Common stock, $0.001 par value; 100,000 shares authorized; 28,696 and 28,243 shares issued and outstanding at December 31, 2020, respectively, and 28,435 and 27,853 shares issued and outstanding at December 31, 2019, respectively.	28	28
Additional paid-in capital	84,671	74,882
Retained earnings (accumulated deficit)	11,945	(3,799)
Treasury stock, at cost, 3 shares at December 31, 2020	(65)	—
Total Pennant Group, Inc. stockholders' equity	96,579	71,111
Noncontrolling interest	4,593	—
Total equity	101,172	71,111
Total liabilities and equity	$506,976	$447,750
See accompanying notes to consolidated and combined financial statements.

THE PENNANT GROUP, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(In thousands, except for per-share amounts)

	Year Ended December 31,
	2020	2019	2018

Revenue	$390,953	$338,531	$286,058

Expense:
Cost of services	296,874	258,941	212,421
Rent—cost of services	39,191	34,975	31,199
General and administrative expense	31,296	35,135	18,843
Depreciation and amortization	4,675	3,810	2,964
Total expenses	372,036	332,861	265,427
Income from operations	18,917	5,670	20,631
Other income (expense):
Other income	225	—	—
Interest expense, net	(1,239)	(410)	—
Other income (expense), net	(1,014)	(410)	—
Income before provision for income taxes	17,903	5,260	20,631
Provision for income taxes	2,350	2,085	4,352
Net income	15,553	3,175	16,279
Less: net (loss)/ income attributable to noncontrolling interest	(191)	629	595
Net income and other comprehensive income attributable to The Pennant Group, Inc.	$15,744	$2,546	$15,684
Earnings per share (Note 4):
Basic	$0.56	$0.11	$0.58
Diluted	$0.52	$0.11	$0.58
Weighted average common shares outstanding:
Basic	28,029	27,838	27,834
Diluted	30,228	29,586	27,834
See accompanying notes to consolidated and combined financial statements.

THE PENNANT GROUP, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NET PARENT INVESTMENT
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock			Non-Controlling Interest
	Shares	Amount			Shares	Amount	Net Parent Investment		Total

Balance at December 31, 2017	—	$—	$—	$—	—	$—	$54,996	$4,920	$59,916
Noncontrolling interest attributable to subsidiary equity	—	—	—	—	—	—	(2,539)	3,917	1,378
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	595	595
Net transfer from parent	—	—	—	—	—	—	(12,285)	—	(12,285)
Net income attributable to The Pennant Group, Inc.	—	—	—	—	—	—	15,684	—	15,684
Balance at December 31, 2018	—	—	—	—	—	—	55,856	9,432	65,288
Noncontrolling interest attributable to subsidiary equity plan	—	—	—	—	—	—	(2,991)	3,585	594
Share repurchase related to subsidiary equity plan	—	—	—	—	—	—	—	(394)	(394)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	629	629
Net transfer from parent	—	—	—	—	—	—	11,894	—	11,894
Net income attributable to The Pennant Group, Inc.	—	—	—	(3,799)	—	—	6,345	—	2,546
Cash Dividend to Parent	—	—	—	—	—	—	(11,600)		(11,600)
Reclassification of Invested Equity	—	—	72,893	—		—	(59,504)	(13,252)	137
Issuance of Common Stock after spin-off	27,834	28	(28)	—	—	—	—	—	—
Share-based Compensation after spin-off	—	—	1,987	—	—	—	—	—	1,987
Exercise of Stock Options, issuance of other awards after spin-off	601	—	30	—	—	—	—	—	30
Balance at December 31, 2019	28,435	28	74,882	(3,799)	—	—	—	—	71,111
Noncontrolling interests assumed related to acquisitions	—	—	—	—	—	—	—	4,646	4,646
Sale of noncontrolling interests, net of tax	—	—	313	—	—	—	—	138	451
Net loss attributable to Non-Controlling Interests	—	—	—	—	—	—	—	(191)	(191)
Net income attributable to The Pennant Group, Inc.	—	—	—	15,744	—	—	—	—	15,744
Share-based compensation	—	—	8,335	—	—	—	—	—	8,335
Issuance of common stock from the exercise of stock options	238	—	1,141	—	—	—	—	—	1,141
Issuance/ (cancellation) of restricted stock	26	—	—	—	—	—	—	—	—
Shares of common stock withheld to satisfy tax withholding obligations	(3)	—	—	—	3	(65)	—	—	(65)
Balance at December 31, 2020	28,696	$28	$84,671	$11,945	3	$(65)	$—	$4,593	$101,172

See accompanying notes to consolidated and combined financial statements.

THE PENNANT GROUP, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$15,553	$3,175	$16,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,675	3,810	2,964
Amortization of deferred financing fees	330	78	—
Provision for doubtful accounts	560	858	346
Share-based compensation	8,335	3,382	2,382
Deferred income taxes	(2,201)	79	—
Change in operating assets and liabilities:
Accounts receivable	(15,712)	(8,571)	(2,569)
Prepaid expenses and other assets	(7,435)	(2,746)	(210)
Operating lease obligations	2,068	(1,861)	—
Accounts payable	993	4,069	1,373
Accrued wages and related liabilities	10,538	3,376	1,583
Other accrued liabilities	2,427	1,720	398
Advance payments	27,997	—	—
Other long-term liabilities	2,076	2,185	729
Net cash provided by operating activities	50,204	9,554	23,275
Cash flows from investing activities:
Purchase of property and equipment	(7,253)	(6,714)	(3,603)
Cash payments for business acquisitions	(33,193)	(18,760)	(4,725)
Cash payments for asset acquisitions	—	(20)	(593)
Escrow deposits	(525)	(1,400)	—
Restricted and other assets	(645)	429	(556)
Net cash used in investing activities	(41,616)	(26,465)	(9,477)
Cash flows from financing activities:
Proceeds from sale of subsidiary shares	—	2,293	1,972
Repurchase of subsidiary shares	—	(2,687)	(1,972)
Net investment from/(to) parent	—	10,788	(13,793)
Cash distribution to parent in connection with Spin-Off	—	(11,600)	—
Sale of noncontrolling interest	555	—	—
Proceeds from revolver agreement	52,700	42,500	—
Payments on revolver agreement	(63,200)	(22,500)	—
Repurchase of shares of common stock to satisfy tax withholding obligations	(65)	—	—
Payments for deferred financing costs	(78)	(1,552)	—
Issuance of common stock upon the exercise of options	1,141	30	—
Net cash provided by/(used in) financing activities	(8,947)	17,272	(13,793)
Net (decrease)/ increase in cash	(359)	361	5
Cash beginning of period	402	41	36
Cash end of period	$43	$402	$41
See accompanying notes to consolidated and combined financial statements.

THE PENNANT GROUP, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - (Continued)
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,116	$156	$—
Income taxes	$7,865	$120	$—
Operating lease liabilities	$35,853	$37,088	$—
Right-of-use assets obtained in exchange for new operating lease obligations	$5,451	$9,059	$—
Net non-cash adjustment to right-of-use assets and lease liabilities from lease modifications	$1,939	$77,462	$—
Non-cash investing activity:
Capital expenditures	$560	$946	$717
See accompanying notes to consolidated and combined financial statements.

THE PENNANT GROUP INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data and operational senior living units)
1. DESCRIPTION OF BUSINESS

The Pennant Group, Inc. (herein referred to as “Pennant,” the “Company,” “it,” or “its”), is a holding company with no direct operating assets, employees or revenue. The Company, through its independent operating subsidiaries, provides healthcare services across the post-acute care continuum. As of December 31, 2020, the Company’s subsidiaries operated 76 home health, hospice and home care agencies and 54 senior living communities located in Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming.

On October 1, 2019, The Ensign Group, Inc. (NASDAQ: ENSG) (“Ensign” or the “Parent”) completed the separation of Pennant from Ensign through a tax-free distribution (except as to cash received in lieu of fractional shares) of substantially all of Pennant’s issued and outstanding common stock to the stockholders of Ensign (the “Spin-Off”). To accomplish the Spin-Off, Ensign contributed the Company’s assets and liabilities into Pennant and each Ensign stockholder received a distribution of one share of Pennant common stock for every two shares of Ensign’s common stock, plus cash in lieu of fractional shares. Additionally, the noncontrolling interest was converted into shares of Pennant at the established conversion ratio. As a result of the Spin-Off on October 1, 2019, Pennant began trading as an independent company on the NASDAQ under the symbol “PNTG.”
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

Estimates and Assumptions - The preparation of the Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Financial Statements relate to revenue, cost allocations from prior to the Spin-Off, intangible assets and goodwill, right-of-use assets and lease liabilities for leases greater than 12 months, self-insurance reserves, and income taxes. Actual results could differ from those estimates.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Revenue Recognition - Revenues are recognized when services are provided to the patients at the amount that reflects the consideration to which the Company expects to be entitled from patients and third-party payors, including Medicaid, Medicare and insurers (private and Medicare replacement plans), in exchange for providing patient care. Revenue recognized from healthcare services are adjusted for estimates of variable consideration to arrive at the transaction price. The Company determines the transaction price based on contractually agreed-upon amounts or rate, adjusted for estimates of variable consideration. The Company uses the expected value method in determining the variable component that should be used to arrive at the transaction price, using contractual agreements and historical reimbursement experience within each payor type. The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net service revenue in the period such variances become known. See Note 5, Revenue and Accounts Receivable.

CARES Act: The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States. During the second quarter of 2020 the Company applied for and received $27,997 in funds under the Accelerated and Advance Payment (“AAP”) Program. The CARES Act allows for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. For the year ended December 31, 2020, the Company deferred approximately $8,358 of the employer-paid portion of social security taxes, of which $4,179 is included in other long-term liabilities and the current portion of $4,179 in accrued wages and related liabilities. The CARES Act temporarily suspended the automatic 2% reduction of Medicare claim reimbursements for the period of May 1, 2020 through March 31, 2021. The suspension of the Medicare sequestration increased our revenue by approximately $2,765 for the year ended December 31, 2020. The Company will continue to assess the effect of the CARES Act and ongoing other government legislation related to the COVID-19 pandemic that may be issued.

Cash - Cash consists of petty cash and bank term deposits and therefore approximates fair value. The Company places its cash with high credit quality financial institutions. Prior to the Spin-off the Company participated in a cash management program with Ensign where net cash activity was included in the net parent investment.

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable consist primarily of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans and private payor sources, net of estimates for variable consideration. Subsequent to our adoption of ASU 2016-13, as noted below, the allowance for doubtful accounts is the Company’s best estimate of current expected credit losses in the accounts receivable balance.

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

Impairment of Long-Lived Assets - The Company reviews the carrying value of long-lived assets that are held and used in the independent operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiary to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and the Company did not identify any asset impairment during the years ended December 31, 2020, 2019 and 2018.

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

The Company’s indefinite-lived intangible assets consist of trade names and Medicare and Medicaid licenses. The Company tests indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. The Company did not identify any asset impairment during the years ended December 31, 2020, 2019 and 2018.

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

As of December 31, 2020, we evaluated potential triggering events that might be indicators that our goodwill and indefinite lived intangibles were impaired. No goodwill or intangible asset impairments were recorded during the years ended December 31, 2020, 2019 and 2018. See further discussion at Note 9, Goodwill and Intangible Assets, Net.

Insurance - The Company retains risk for a substantial portion of potential claims for general and professional liability and workers’ compensation. The Company does not retain risk related to its employee health plans.

The Company recognizes obligations associated with these costs, up to specified deductible limits in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported. As of December 31, 2020 the general and professional liability insurance has a retention limit of $150 per claim with a $500 corridor as an additional out-of-pocket retention we must satisfy for claims within the policy year before the carrier will reimburse losses. The workers’ compensation insurance has a retention limit of $250 per claim, except for policies held in Texas and Washington which are subject to state insurance and possess their own limits.

These costs have generally been estimated based on historical data of our claims experience. Such estimates, and the resulting reserves, are reviewed and updated by us on a quarterly basis. Additionally, the Company has partially indemnified Ensign for general and professional liabilities incurred prior to the Spin-off but not reported until after that date and included that amount in its accrual below.

The following table presents details of the Company's insurance programs, including amounts accrued for the periods indicated in other accrued liabilities and other long-term liabilities in our accompanying balance sheets. The amounts accrued below represent the total estimated liability for individual claims that are less than our noted insurance coverage amounts, which includes outstanding claims and claims incurred but not reported. The amounts are reported gross of reinsurance receivable of $704 and zero included in restricted and other assets for the years ended December 31, 2020 and 2019, respectively.

	Year Ended December 31,
	2020	2019
Type of Insurance
General and professional liability	$1,063	$521
Workers’ compensation	2,783	433
Total estimated liability	3,846	954
Less: long-term portion, included in other long-term liabilities	(2,492)	(774)
Current portion of estimated liability, included in other accrued liabilities	$1,354	$180

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

Income Taxes - Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates in effect when such temporary differences

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

are expected to reverse. The Company generally expects to fully utilize its deferred tax assets; however, when necessary, the Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.

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

Noncontrolling Interest - The noncontrolling interest in a subsidiary is initially recognized at estimated fair value on the acquisition date and is presented within total equity in the Company's consolidated balance sheets. The Company presents the noncontrolling interest and the amount of consolidated net income/ (loss) attributable to The Pennant Group, Inc. in its consolidated and combined statements of income. Net income per share is calculated based on net income/ (loss) attributable to The Pennant Group, Inc.'s stockholders. The carrying amount of the noncontrolling interest is adjusted based on an allocation of subsidiary earnings based on ownership interest.

Share-Based Compensation -The Company measures and recognizes compensation expense for all share-based payment awards, including employee stock options, made to employees and Pennant’s directors based on estimated fair values, ratably over the requisite service period of the award. The Company accounts for forfeitures as they occur. Net income has been reduced as a result of the recognition of the fair value of all stock options and restricted stock awards issued, the amount of which is contingent upon the number of future grants and other variables. The total amount of share-based compensation was $8,335, $3,382, and $2,382 for the years ended December 31, 2020, 2019 and 2018, respectively, of which $7,222, $2,769 and $1,900, respectively, was recorded in general and administrative expense. For further discussion see Note 12, Options and Awards.

Prior to Spin-Off

Cost Allocation - The Financial Statements include allocations of costs for certain shared services provided to the Company by Ensign subsidiaries prior to the Spin-Off on October 1, 2019. Such allocations include, but are not limited to, executive management, accounting, human resources, information technology, compliance, legal, payroll, insurance, tax, treasury, and other general and administrative items. These costs were allocated to the Company on a basis of revenue, location, employee count, or other measures. These cost allocations are reflected within general and administrative expense in the consolidated and combined statements of income, including for share-based compensation expenses disclosed in Note 12, Options and Awards. The amount of general and administrative costs allocated from January 1, 2019 to October 1, 2019, the date of the Spin-Off, inclusive of share-based compensation expense, was $23,710. Management believes the basis on which the expenses were allocated to be a reasonable reflection of the services provided to the Company during the periods.

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

Debt - Ensign’s external debt and related interest expense were not allocated to the Company for any of the periods presented as no portion of the borrowings were assumed by the Company as part of the Spin-Off. All interest incurred by the Company was subsequent to the Spin-Off.

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

Invested Capital - The net parent investment on the consolidated balance sheets represents Ensign’s historical investment in the Company, the net effect of transactions with, and allocations from, Ensign and the Company’s accumulated earnings. Invested capital was reclassified into additional paid-in-capital at the date of the Spin-Off.

Noncontrolling Interest - Prior to the Spin-Off, the Company presented the noncontrolling interest and the amount of consolidated net income/ (loss) attributable to the Company in its Financial Statements. The carrying amount of the noncontrolling interest was adjusted by an allocation of subsidiary earnings based on ownership interest prior to the Spin-Off. The noncontrolling subsidiary interest included in the Financial Statements was converted into common shares of Pennant concurrent with the distribution to Ensign stockholders at the date of the Spin-Off and thus, will no longer be allocated a portion of earnings.

Share-based compensation - Prior to the Spin-Off, employees of the Company’s subsidiaries participated in Ensign’s equity-based incentive plans (the “Ensign Plans”) and the Cornerstone Subsidiary Equity plan (the “Subsidiary Equity Plan”). Share-based compensation includes the expense attributable to employees of the Company’s subsidiaries who participated in the Ensign Plans, as well as the allocated cost related to Ensign subsidiaries’ employees that participated in the Ensign Plans. Share-based compensation related to Ensign subsidiaries’ employees that participated in the Ensign Plans were allocated on the basis of revenue. All share-based compensation related to the Subsidiary Equity Plan was recognized in the Financial Statements and, therefore, no cost allocation was necessary.

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

Earnings Per Share - For the year ended December 31, 2018, the earnings per share included on the accompanying Consolidated and Combined Statements of Income was calculated based on the 27,834 shares of Pennant common stock distributed on October 1, 2019 in conjunction with the Spin-Off, including shares related to the conversion of the noncontrolling interest. Prior to October 1, 2019, Pennant did not have any issued and outstanding common stock. The same number of shares was used to calculate basic and diluted earnings per share since no Pennant employee equity awards were outstanding prior to the Spin-Off. In connection with the Spin-Off, shares of existing equity awards were replaced with shares under the new Pennant awards and are reflected in basic and diluted net income per share for the years ended December 31, 2020 and 2019, respectively. For further discussion see Note 4, Computation of Net Income Per Common Share

Recent Accounting Standards Adopted by the Company

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

3. RELATED PARTY TRANSACTIONS AND NET PARENT INVESTMENT
The Financial Statements include a combination of stand-alone and combined business functions between Ensign and the Company’s subsidiaries prior to the Spin-Off. The Company leases 31 of its senior living communities from subsidiaries of Ensign, each of the leases have a term of between 14 and 20 years from the lease commencement date. The total amount of rent expense included in Rent - cost of services paid to subsidiaries of Ensign was $12,536, $11,292, and $10,363 for the years ended December 31, 2020, 2019 and 2018, respectively.

Certain related party activity occurred as the Company’s subsidiaries received services from Ensign’s subsidiaries. Services included in cost of services were $4,205, $3,166, and $2,996 for the years ended December 31, 2020, 2019 and 2018, respectively.

The consolidated balance sheets of the Company include Ensign assets and liabilities that are specifically identifiable or otherwise attributable to the Company and were transferred to the Company in connection with the Spin-Off. Transactions that have occurred between subsidiaries of the Company and subsidiaries of Ensign are considered to be effectively settled at the time the transaction is recorded. The net effect of these transactions, including the cash management, is included in the consolidated and combined statements of cash flows as “Net investment from/(to) Parent”.

Other related party activity with Ensign
On October 1, 2019, in connection with the Spin-Off, Pennant entered into several agreements with Ensign that set forth the principal actions taken or to be taken in connection with the Spin-Off and govern the relationship of the parties following the Spin-Off.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

The Company has incurred $5,536 and $2,982 in costs related to the Transitions Services Agreement for the years ended December 31, 2020 and 2019, respectively. Additionally, the Company has recognized $578 and $291 in tax benefits related to the Tax Matters Agreement for the years ended December 31, 2020 and 2019, respectively, and has recorded a payable to Ensign in connection with any unpaid portion of these amounts. See “Certain Relationships and Related Party Transactions—Agreements with Ensign Related to the Spin-Off,” contained within the Information Statement as well as the Form 8-K filed with the SEC on October 3, 2019 for further discussion of the agreements entered into in connection with the Spin-Off.

4. COMPUTATION OF NET INCOME PER COMMON SHARE
Basic and diluted net income per share are computed by dividing net income by the weighted average number of outstanding common shares during the period. In the basic and diluted earnings per share calculations, net income is equal to net income attributable to The Pennant Group, Inc.

Prior to Spin-Off

Net income attributable to the noncontrolling interest has been included in the numerator for the years ended December 31, 2019 and 2018, respectively, as the non-controlling subsidiary interest that existed prior to the Spin-Off was converted into common shares of Pennant concurrent with the distribution to Ensign stockholders at the date of the Spin-Off.

The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$15,553	$3,175	$16,279
Add: net (loss)/ income attributable to noncontrolling interests	(191)	629	595
Net income attributable to The Pennant Group, Inc.	$15,744	$2,546	$15,684

Denominator:
Weighted average shares outstanding for basic net income per share(a)	28,029	27,838	27,834
Plus: incremental shares from assumed conversion(b)	2,199	1,748	—
Adjusted weighted average common shares outstanding for diluted income per share	30,228	29,586	27,834

Earnings Per Share:
Basic net income per common share(c)	$0.56	$0.11	$0.58
Diluted net income per common share(c)	$0.52	$0.11	$0.58

(a)
Concurrent with the Spin-Off the noncontrolling subsidiary interest converted into 1,160 shares of Pennant. The total number of common shares distributed on October 1, 2019 of 27,834 was utilized in the denominator for the calculation of basic and diluted earnings per share for the year ended December 31, 2018 , as no common stock was outstanding prior to the date of the Spin-Off.

(b)
The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 93 and 15 for the years ended December 31, 2020 and 2019, respectively.

(c)
For the years ended December 31, 2019 and 2018 basic and diluted earnings per share were calculated based on net income as the numerator, which included the conversion of the noncontrolling interest in connection with the Spin-Off. For the year ended December 31, 2020, basic and diluted earnings per share was calculated based on net income attributable to The Pennant Group, Inc. as the numerator, . See Note 7, Acquisitions, for further information on our acquisitions for the year ended December 31, 2020.

5. REVENUE AND ACCOUNTS RECEIVABLE
Revenues are recognized when services are provided to the patients or residents at the amount that reflects the consideration to which the Company expects to be entitled from patients, residents and third-party payors, including Medicaid, Medicare and insurers (private and Medicare replacement plans), in exchange for providing patient care or senior living residence. The healthcare services in home health and hospice patient contracts include routine services in exchange for a contractual agreed-upon amount or rate. Routine services are treated as a single performance obligation satisfied over time as

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

services are rendered. As such, patient care services represent a bundle of services that are not capable of being distinct within the context of the contract. Additionally, there may be ancillary services which are not included in the rates for routine services, but instead are treated as separate performance obligations satisfied at a point in time, if and when those services are rendered.

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

Revenue from the Medicare and Medicaid programs accounted for 60.1%, 55.6%, and 53.1% of the Company’s revenue for the years ended December 31, 2020, 2019 and 2018, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with its patients or residents by reportable operating segments and payors. The Company has determined that disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. A reconciliation of disaggregated revenue to segment revenue as well as revenue by payor is provided in below.

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

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Revenue by payor for the years ended December 31, 2020, 2019 and 2018, is summarized in the following tables:

	Year Ended December 31, 2020
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$58,399	$119,873	$—	$178,272	45.6%
Medicaid	7,645	12,462	36,780	56,887	14.5
Subtotal	66,044	132,335	36,780	235,159	60.1
Managed care	31,572	1,546	—	33,118	8.5
Private and other(a)	21,968	194	100,514	122,676	31.4
Total revenue	$119,584	$134,075	$137,294	$390,953	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

	Year Ended December 31, 2019
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$47,819	$93,933	$—	$141,752	41.9%
Medicaid	6,575	10,061	29,819	46,455	13.7
Subtotal	54,394	103,994	29,819	188,207	55.6
Managed care	27,711	1,536	—	29,247	8.6
Private and other(a)	18,837	152	102,088	121,077	35.8
Total revenue	$100,942	$105,682	$131,907	$338,531	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

	Year Ended December 31, 2018
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$42,091	$73,906	$—	$115,997	40.5%
Medicaid	4,680	7,729	23,624	36,033	12.6
Subtotal	46,771	81,635	23,624	152,030	53.1
Managed care	23,541	918	—	24,459	8.6
Private and other(a)	16,067	105	93,397	109,569	38.3
Total revenue	$86,379	$82,658	$117,021	$286,058	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

Balance Sheet Impact

Included in the Company’s consolidated balance sheets are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. As of December 31, 2020, the Company had contract liabilities in the amount of $27,997 related to Advance Payments received in connection with the CARES Act. As further discussed in Note 10, Other Accrued Liabilities, the repayment terms for Medicare advance payments were modified through the passage of the Continuing Appropriations Act, 2021 and Other Extensions Act on October 1, 2020.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Accounts receivable as of December 31, 2020 and December 31, 2019 is summarized in the following table:

	December 31, 2020	December 31, 2019
Medicare	$28,569	$17,822
Medicaid	7,669	6,579
Managed care	7,590	4,380
Private and other	4,036	4,079
Accounts receivable, gross	47,864	32,860
Less: allowance for doubtful accounts	(643)	(677)
Accounts receivable, net	$47,221	$32,183

The following table summarizes the activity for our allowance for doubtful accounts for the years ended years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$677	$616	$5,058
Impact of ASC 606 Adoption(a)	—	—	(4,590)
Additions to bad debt expense	560	858	346
Write-offs of uncollectible accounts	(594)	(797)	(198)
Balance at end of period	$643	$677	$616

(a)
Subsequent to the adoption of ASC 606, the majority of what was previously presented as allowance for doubtful accounts related to bad debt expense has been incorporated as an implicit price concession factored into net revenue and accounts receivable. Allowance for doubtful accounts as of December 31, 2020 represents the Company’s best estimate of probable losses inherent in the accounts receivable balance based on known troubled accounts and other currently available evidence.

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

As of December 31, 2020, the Company provided services through 76 affiliated home health, hospice and home care agencies, and 54 affiliated senior living operations. The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. The Company’s Service Center provides various services to all lines of business. The Company does not review assets by segment and therefore assets by segment are not disclosed below.

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

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

The CODM uses Segment Adjusted EBITDAR from Operations as the primary measure of profit and loss for the Company's reportable segments and to compare the performance of its operations with those of its competitors. Segment Adjusted EBITDAR from Operations is net income/ (loss) attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs, (4) Spin-Off transaction costs, (5) redundant and nonrecurring costs associated with the transition services agreement, (6) net income/ (loss) attributable to noncontrolling interest, and (7) net COVID-19 related costs. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table presents certain financial information regarding our reportable segments, general and administrative expenses are not allocated to the reportable segments and are included in “All Other” for the years ended December 31, 2020, 2019 and 2018:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Year Ended December 31, 2020
Revenue	$253,659	$137,294	$—	$390,953
Segment Adjusted EBITDAR from Operations	$49,501	$48,309	$(22,762)	$75,048
Year Ended December 31, 2019
Revenue	$206,624	$131,907	$—	$338,531
Segment Adjusted EBITDAR from Operations	$33,354	$47,344	$(18,591)	$62,107
Year Ended December 31, 2018
Revenue	$169,037	$117,021	$—	$286,058
Segment Adjusted EBITDAR from Operations	$26,427	$47,230	$(16,191)	$57,466

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations above to income from operations:

	Year Ended December 31,
	2020	2019	2018
Segment Adjusted EBITDAR from Operations	$75,048	$62,107	$57,466
Less: Depreciation and amortization	4,675	3,810	2,964
Rent—cost of services	39,191	34,975	31,199
Other income	225	—	—
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(a)	1,787	483	129
Share-based compensation expense(b)	8,335	3,382	2,382
Acquisition related costs(c)	99	665	—
Spin-off related transaction costs(d)	—	13,219	756
Transition services costs(e)	1,181	532	—
COVID-19 Related costs and supplies(f)	447	—	—
Add: Net income/ (loss) attributable to noncontrolling interest	(191)	629	595
Consolidated and Combined Income from operations	$18,917	$5,670	$20,631

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense incurred which is included in cost of services and general and administrative expense.
(c)	Acquisition related costs that are not capitalizable.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

(d)	Costs incurred related to the Spin-Off are included in general and administrative expense.
(e)
A portion of the costs incurred under the Transition Services Agreement (as defined in Note 3, Related Party Transactions and Net Parent Investment) identified as redundant or nonrecurring that are included in general and administrative expense. Transition service costs includes $446 of duplicative software expense for the year ended December 31, 2020, of which $333 pertains to the first three quarters of the fiscal year and were not included as adjustments in previous interim periods. Fees incurred under the Transition Services agreement, net of the Company’s payroll reimbursement, were $5,536, $2,982, and zero for the years ended December 31, 2020, 2019 and 2018, respectively.

(f)
Represents incremental costs incurred as part of the Company's response to COVID-19 including direct medical supplies, labor, and other expenses, net of $2,765 in increased revenue related to the 2% payment increase in Medicare reimbursements for sequestration relief for the year ended December 31, 2020.

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

2020 Acquisitions

During the year ended December 31, 2020, the Company expanded its operations with the addition of six home health agency, six hospice agencies, and two senior living communities. The aggregate purchase price for these acquisitions was $39,239. In connection with the addition of the senior living communities, the Company entered into a new long-term “triple-net” lease with a subsidiary of Ensign. The addition of these operations added a total of 164 operational senior living units to be operated by the Company’s independent operating subsidiaries. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction. The goodwill was primarily attributable intangible assets that do not qualify for separate recognition and to synergies the Company expects to achieve related to the acquisition and was allocated to the Company's operating segments which are its reporting units. The Company anticipates that the total goodwill recognized will be fully deductible for tax purposes. Acquisition costs related to the business combinations of home health, hospice, and home care acquisitions of $99 were expensed related to the business combinations during the year ended December 31, 2020.

In October 2020, the Company announced it closed on a home health joint venture and hospice joint venture with Scripps Health (“Scripps”), a leading nonprofit integrated health system based in San Diego, California. The closing was effective October 1, 2020. The resulting joint ventures, which combined certain assets and the operations of Scripps’ home health business and the assets and operations of the local Pennant-affiliated home health and hospice agencies, are majority-owned and managed by an independent operating subsidiary of the Company and provide home health and hospice services to patients throughout San Diego County. The fair value of assets contributed by Scripps to the home health joint venture were included in the total value of assets acquired as described above and in the summary table below. The Company paid Scripps $6,200 in cash and contributed assets from the local Pennant-affiliated home health agency with a net book value of $614. The Company acquired 60.0% ownership interest in the joint venture. The contributions of assets by Scripps to the joint venture, resulted in the Company recording a noncontrolling interest with a fair value of $4,646. The fair value of the noncontrolling interest was determined using discounted cash flow models. As part of the transaction with Scripps, the Company contributed the assets of the local Pennant-affiliated hospice agency to another joint venture. The Company sold Scripps a noncontrolling interest in the hospice joint venture for $555 in cash. The company retained an 80.0% ownership interest in the hospice joint venture. The transaction resulted in the Company recognizing a noncontrolling interest of $138 and a contribution to additional paid in capital of $313, net of $104 of the income tax effect.

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

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

2018 Acquisitions

During the year ended December 31, 2018, the Company expanded its operations with the addition of four home health agencies, two hospice agencies, two home care agencies and seven senior living operations. The Company did not acquire any material assets or assume any liabilities other than the tenant’s post-assumption rights and obligations under the senior living long-term leases. The aggregate purchase price for these acquisitions during the year ended December 31, 2018 was $5,318. The addition of these operations added a total of 386 operational senior living units to be operated by the Company’s independent operating subsidiaries. Typically, subsidiaries of the Company entered into a separate operations transfer agreement with the prior operator as part of each transaction. The Company did not incur acquisition costs related to business combinations during the year ended December 31, 2018.

The fair value of assets for home health and hospice acquisitions was mostly concentrated in goodwill and as such, these transactions were classified as business combinations in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The table below presents the allocation of the purchase price for the operations acquired in business combinations during the years ended December 31, 2020, 2019 and 2018 as noted above:

	Year Ended December 31,
	2020	2019	2018
Equipment, furniture, and fixtures	$174	$91	$15
Goodwill	25,211	10,341	2,872
Other indefinite-lived intangible assets	14,026	8,326	1,838
Other Assets	—	2	—
Liabilities Assumed	(172)	—	—
Total acquisitions	$39,239	$18,760	$4,725
Less: noncontrolling interest and additional paid in capital(a)	(4,646)	—	—
Total cash paid for acquisitions(b)	$34,593	$18,760	$4,725

(a)	Consists of the of noncontrolling interest related to Scripps contribution of assets to the joint venture.
(b)	Total cash paid for acquisitions for the year ended December 31, 2020 includes $1,400 that was recorded as an escrow deposit at December 31, 2019.

Unaudited Pro Forma Financial Information

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return. The independent operating subsidiaries acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. From time to time, these acquisitions are more strategic in nature that may or may not have positive operational results. Financial information, especially with underperforming independent operating subsidiaries, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired independent operating subsidiaries. Revenue and income before tax included in the consolidated and combined statement of income relating to the business combinations was $17,676 and $750, respectively, during the year ended December 31, 2020.

The following tables represent unaudited pro forma results of consolidated and combined operations as if the business combinations in fiscal year 2020 had occurred at the beginning of 2019, after giving effect to certain adjustments. The unaudited pro forma information is not indicative of what the results of operations would have been if the acquisitions had actually occurred at the beginning of the periods presented and is not intended as a projection of future results or trends.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Unaudited Pro Forma Data

	Years Ended December 31,
	2020	2019
Revenue	$424,805	$396,468
Net income attributable to The Pennant Group, Inc.(a)	13,784	1,277

(a)	Net income attributable to The Pennant Group, Inc. for the year ended December 31, 2020 and 2019 includes a tax impact of 25.0% and 25.2%, which are the respective statutory tax rates.

The unaudited pro forma financial information has been included for the businesses combinations during the year ended December 31, 2020. The acquisitions during the year ended December 31, 2020 have been included in the December 31, 2020 consolidated balance sheets of the Company, and the operating results have been included in the consolidated and combined statements of income of the Company since the dates the Company gained effective control.

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

Subsequent Events

Subsequent to December 31, 2020, the Company acquired two home health agencies and two hospice agencies. The aggregate purchase price for these acquisitions was $3,625. As of the date of this report, the preliminary allocation of the purchase price for the acquisitions acquired subsequent to December 31, 2020 were not completed as necessary valuation information was not yet available. As such, the determination whether these acquisitions should be classified as business combinations or asset acquisitions under ASC 805 will be determined upon completion of the allocation of the purchase price.

8. PROPERTY AND EQUIPMENT—NET
Property and equipment, net consist of the following:

	Year Ended December 31,
	2020	2019
Leasehold improvements	$9,984	$6,621
Equipment	22,420	18,930
Furniture and fixtures	1,186	877
	33,590	26,428
Less: accumulated depreciation	(15,706)	(11,784)
Property and equipment, net	$17,884	$14,644

Depreciation expense was $4,661, $3,757 and $2,863 for the years ended December 31, 2020, 2019 and 2018, respectively.

9. GOODWILL AND INTANGIBLE ASSETS—NET
The Company tests goodwill during the fourth quarter of each year and also if events or changes in circumstances indicate the occurrence of a triggering event which might indicate there may be impairment. The Company performs its goodwill impairment analysis for each reporting unit that constitutes a component for which (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component, in accordance with the provisions of ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”).

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

The Company reviews goodwill for impairment by initially considering qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform a quantitative analysis. The Company may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. An impairment loss is recognized for the amount that the carrying amount of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The Company did not identify any impairment charge during the years ended December 31, 2020, 2019 and 2018.

The following table represents activity in goodwill by segment as of and for the year ended December 31, 2020:

	Home Health and Hospice Services	Senior Living Services	Total
December 31, 2018	$27,250	$3,642	$30,892
Additions	10,341	—	10,341
December 31, 2019	37,591	3,642	41,233
Additions	25,211	—	25,211
December 31, 2020	$62,802	$3,642	$66,444

Other indefinite-lived intangible assets consist of the following:

	Year Ended December 31,
	2020	2019
Trade name	$1,355	$355
Medicare and Medicaid licenses	46,133	33,107
Total	$47,488	$33,462

10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	December 31, 2020	December 31, 2019

Refunds payable	$2,664	$2,152
Deferred revenue	1,271	1,937
Resident deposits	5,647	6,292
Contract Liabilities (CARES Act advance payments)	22,771	—
Property taxes	982	1,130
Accrued insurance retention - current portion	1,354	—
Other	3,586	2,400
Other accrued liabilities	$38,275	$13,911

Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Deferred revenue occurs when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to residents and a small portion consists of non-refundable deposits recognized into revenue over a period of time. The CARES Act also expanded the Centers for Medicare & Medicaid Services’ (“CMS”) ability to provide accelerated/advance payments intended to increase the cash flow of healthcare providers and suppliers impacted by COVID-19. During the second quarter the Company applied for and received $27,997 in funds under the AAP Program. On October 1, 2020, the Continuing Appropriations Act, 2021 and Other Extensions Act (the “CA Act”) was signed into law.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Among other things, the CA Act significantly changed the repayment terms for AAP. These funds are subject to automatic recoupment through offsets to new claims beginning one year after funds were issued beginning in April 2021, at which time, Medicare will automatically recoup 25 percent of Medicare payments for 11 months. At the end of the 11 months and assuming full repayment has not occurred, recoupment will increase to 50 percent for another six months. Any balance outstanding after these two recoupment periods will be subject to repayment at a four percent interest rate. The Company anticipates completing repayment of the AAP within the allotted recoupment periods. As a result of the recoupment guidance, the Company reclassified $5,226 of the AAP to other long-term liabilities.

11. DEBT
Long-term debt, net consists of the following:

	Year Ended December 31,
	2020	2019
Revolving Credit Facility	$9,500	$20,000
Less: unamortized debt issuance costs	(1,223)	(1,474)
Long-term debt, net	$8,277	$18,526

On October 1, 2019, Pennant entered into a credit agreement (the “Credit Agreement”), which provided for a revolving credit facility (the “2019 Revolving Credit Facility”) with a syndicate of banks with a borrowing capacity of $75,000. The interest rates applicable to loans under the 2019 Revolving Credit Facility were, at the Company’s election, either (i) Adjusted LIBOR (as defined in the Credit Agreement) plus a margin ranging from 2.5% to 3.5% per annum or (ii) Base Rate plus a margin ranging from 1.5% to 2.5% per annum, in each case based on the ratio of Consolidated Total Net Debt to Consolidated EBITDA (each, as defined in the Credit Agreement). In addition, Pennant paid a commitment fee on the undrawn portion of the commitments under the 2019 Revolving Credit Facility that of approximately 0.6% per annum. The Company is not required to repay any loans under the Credit Agreement prior to maturity in 2024, other than to the extent the outstanding borrowings exceed the aggregate commitments under the Credit Agreement. As of December 31, 2020, the Company’s weighted average interest rate on its outstanding debt was 4.75%. As of December 31, 2020, we had availability on the 2019 Revolving Credit Facility of $62,164, which is net of outstanding letters of credit of $3,336.

The fair value of the 2019 Revolving Credit Facility approximates carrying value, due to the short-term nature and variable interest rates. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates.

The Credit Agreement is guaranteed, jointly and severally, by certain of the Company’s wholly owned subsidiaries, and is secured by a pledge of stock of the Company's material independent operating subsidiaries as well as a first lien on substantially all of each material operating subsidiary's personal property. The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of December 31, 2020, the Company was compliant with all covenants.

Subsequent Events

On February 23, 2021, Pennant entered into an amendment to the Credit Agreement (the “Amended Credit Agreement”), which provides for a revolving credit facility (the “2021 Revolving Credit Facility”) with a syndicate of banks with a borrowing capacity of $150,000. The interest rates applicable to loans under the 2021 Revolving Credit Facility are, at the Company’s election, either (i) Adjusted LIBOR (as defined in the Amended Credit Agreement) plus a margin ranging from 2.3% to 3.3% per annum or (ii) Base Rate plus a margin ranging from 1.3% to 2.3% per annum, in each case based on the ratio of Consolidated Total Net Debt to Consolidated EBITDA (each, as defined in the Amended Credit Agreement). In addition, Pennant will pay a commitment fee on the undrawn portion of the commitments under the Revolving Credit Facility that will range from 0.35% to 0.50% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio of the Company and its subsidiaries. The Company is not required to repay any loans under the Amended Credit Agreement prior to maturity in 2026.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

12. OPTIONS AND AWARDS

For all periods prior to the Spin-Off, employees of the Company participated in Ensign's share-based compensation plans. The compensation expense recorded by the Company included the expense associated with these employees, as well as an allocation of share-based compensation of certain Ensign employees who provided general and administrative services on our behalf.

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

Under the Ensign Plans and the Pennant Plans, share-based payment awards, including employee stock options, restricted stock awards (“RSA”), and restricted stock units (“RSU” and together with RSA, “Restricted Stock”) are issued based on estimated fair value. The following disclosures represent share-based compensation expense relating to the Ensign and Pennant Plans, including awards to employees of the Company’s subsidiaries and an allocation of costs from employees in the Service Center prior to the Spin-Off, and total share-based compensation after the Spin-Off.

Total share-based compensation expense for all of the Plans for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Prior to the Spin-Off:
Total share-based compensation	$—	$1,395	$2,382

Following the Spin-Off:
Share-based compensation expense related to stock options	1,660	315	—
Share-based compensation expense related to Restricted Stock	6,200	1,589	—
Share-based compensation expense related to Restricted Stock to non-employee directors	475	83	—
Total share-based compensation	$8,335	$3,382	$2,382

In future periods, the Company estimates it will recognize the following share-based compensation expense for unvested stock options and unvested Restricted Stock, which were unvested as of December 31, 2020:

	Unrecognized Compensation Expense	Weighted Average Recognition Period (in years)
Unvested stock options	$10,055	4.3
Unvested Restricted Stock	10,956	1.8
Total unrecognized share-based compensation expense	$21,011

Stock Options

Under the Pennant Plans, options granted to employees of the subsidiaries of Pennant generally vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years after the date of grant.

The Company uses the Black-Scholes option-pricing model to recognize the value of share-based compensation expense for share-based payment awards under the Plans. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the grant date requires considerable judgment, including estimating stock price volatility and

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

expected option life. The Company develops estimates based on historical data and market information, which can change significantly over time.

The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted after the Spin-Off:

Grant Year	Options Granted	Risk-Free Interest Rate	Expected Life(a)	Expected Volatility(b)	Dividend Yield	Weighted Average Fair Value of Options
2020	693	0.5%	6.5	35.9%	—%	$11.05
2019	667	1.6%	6.5	34.6%	—%	$5.70

(a)
Under the midpoint method, the expected option life is the midpoint between the contractual option life and the average vesting period for the options being granted. This resulted in an expected option life of 6.5 years for the options granted.

(b)	Because the Company’s equity shares have been traded for a relatively short period of time, expected volatility assumption was based on the volatility of related industry stocks.

The following table represents the employee stock option activity during the year ended December 31, 2020:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
December 31, 2019	1,573	$9.71	607	$4.80
Granted	693	$30.44
Exercised	(239)	$4.77
Forfeited	(36)	$14.34
Expired	(9)	$6.24
December 31, 2020	1,982	$17.48	615	$7.52

The aggregate intrinsic value of options outstanding, vested, unvested and exercised as of and for the period ended December 31, 2020 is as follows:

Options	December 31, 2020
Outstanding	$80,456
Vested	31,077
Unvested	49,379
Exercised	8,002
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. There were 1,367 unvested and outstanding options at December 31, 2020. The weighted average contractual life for options outstanding, vested and expected to vest at December 31, 2020 was 7.83 years.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Restricted Stock Awards

Under the Pennant Plans, the Company granted Restricted Stock to Pennant employees, Ensign employees, and to non-employee directors. All awards generally vest between three to five years. A summary of the status of Pennant’s non-vested Restricted Stock, and changes during the period ended December 31, 2020, is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
December 31, 2019	1,793	$14.44
Granted	29	26.84
Vested	(176)	13.27
Forfeited	(11)	10.92
December 31, 2020	1,635	$14.80

13. LEASES
The Company’s independent operating subsidiaries lease 54 senior living communities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 21 years. Most of these leases contain renewal options, most involve rent increases and none contain purchase options. The lease term excludes lease renewals because the renewal rents are not at a bargain, there are no economic penalties for the Company to renew the lease, and it is not reasonably certain that the Company will exercise the extension options. As of December 31, 2020, the Company’s independent operating subsidiaries leased 31 communities from subsidiaries of Ensign (“Ensign Leases”) under a master lease arrangement. The existing leases with subsidiaries of Ensign are for initial terms of between 14 to 20 years. In addition to rent, each of the operating companies are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all community maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties.
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

The components of operating lease cost, are as follows:

	Year Ended December 31,
	2020	2019
Operating Lease Costs:
Facility Rent—cost of services	$35,562	$32,011
Office Rent—cost of services	3,772	2,964
Sublease income	(143)	—
Rent—cost of services	$39,191	$34,975

General and administrative expense	$295	$162
Variable lease cost(a)	$5,330	$4,608

(a)
Represents variable lease cost for operating leases, which costs include property taxes and insurance, common area maintenance, and consumer price index increases, incurred as part of our triple net lease, and which is included in cost of services for the years ended December 31, 2020 and 2019.

Rent expense for operating leases classified under Topic 840 for the year ended December 31, 2018 was $31,199.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

The following table shows the lease maturity analysis for all leases as of December 31, 2020:

Year	Amount
2021	$38,393
2022	37,730
2023	37,038
2024	36,230
2025	35,349
Thereafter	356,838
Total lease payments	541,578
Less: present value adjustments	(230,857)
Present value of total lease liabilities	310,721
Less: current lease liabilities	(14,106)
Long-term operating lease liabilities	$296,615

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at each lease’s commencement date to determine each lease's operating lease liability. As of December 31, 2020, the weighted average remaining lease term is 15.0 years and the weighted average discount rate is 8.2%.

14. INCOME TAXES
The provision for income taxes for the years ended December 31, 2020, 2019 and 2018 is summarized as follows:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$5,058	$562	$3,223
State	1,478	278	915
Total current	6,536	840	4,138
Deferred:
Federal	(3,348)	1,070	226
State	(838)	175	(12)
Total deferred	(4,186)	1,245	214
Total income tax expense	$2,350	$2,085	$4,352

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the federal statutory rate to the effective tax rate for income from continuing operations for the years ended December 31, 2020, 2019 and 2018, respectively, is comprised as follows:

	Year Ended December 31,
	2020	2019	2018
Income tax expense at statutory rate	21.0%	21.0%	21.0%
State income taxes - net of federal benefit	2.7	6.8	3.5
Non-deductible expenses	0.4	2.6	0.4
Transaction costs(a)	—	41.2	—
Tax credits	—	(1.6)	—
Equity compensation(b)	(10.8)	(30.0)	(2.9)
Revaluation of deferred	—	—	(0.2)
Other adjustments	(0.2)	(0.4)	(0.7)
Total income tax provision	13.1%	39.6%	21.1%

(a)
The Company's completion of the Spin-Off in the year ended December 31, 2019 resulted in the Company not being able to deduct approximately $10,300 of the related transaction costs, which increased the effective tax rate significantly and affected all items that were impacted by this exclusion.

(b)
During the year ended December 31, 2020, employees exercised stock options representing approximately 239 shares. During the year ended December 31, 2019, employees exercised stock options representing approximately 100 shares and had restricted stock awards vest representing 960 shares. These exercises and vestings resulted in tax benefits that reduced the Company's effective tax rate significantly in both years.

Prior to the date of the Spin-Off, the Company's operations were included in Ensign’s U.S. federal and state income tax returns and all income taxes were paid by subsidiaries of Ensign. Additionally, prior to the date of the Spin-Off, income tax expense and other income tax related information contained in these Consolidated and Combined Financial Statements were presented on a separate tax return approach. Under this approach, the provision for income taxes represents income tax paid or payable for the current year plus the change in deferred taxes during the year calculated as if the Company were a stand-alone taxpayer filing hypothetical income tax returns. Management believes that the assumptions and estimates used to determine these tax amounts were reasonable. However, the Company's Consolidated and Combined Financial Statements may not necessarily reflect the Company’s income tax expense or tax payments in the future, or what its tax amounts would have been if the Company had been a stand-alone company during the periods presented.

Effective January 1, 2018, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) reduced the corporate rate from 35.0% to 21.0%. The Company adopted ASU 2018-05, Taxes (Topic 740): Amendments to SEC Paragraph Pursuant to SEC Staff Accounting Bulletin No. 118. As of December 31, 2018, the Company had completed its accounting for the tax effects of the enactment of the Tax Act.

The Company recorded prepaid expenses for income taxes for the year ended December 31, 2020 and for the income tax returns the Company filed for the three month period from October 1, 2019 through December 31, 2019.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

The Company’s deferred tax assets and liabilities for the years ended December 31, 2020 and 2019 are summarized below.

	Year Ended December 31,
	2020	2019
Deferred tax assets (liabilities):
Accrued expenses	$8,181	$2,670
Allowance for doubtful accounts	875	869
State taxes	147	27
Lease liabilities	80,979	83,076
Insurance	277	137
Gross deferred tax assets	90,459	86,779
Less: valuation allowance	(15)	—
Net deferred tax assets	90,444	86,779
Depreciation and amortization	(7,512)	(6,107)
Prepaid expenses	(780)	(594)
Right of use asset	(80,055)	(82,181)
Total deferred tax liabilities	(88,347)	(88,882)
Net deferred tax assets (liabilities)	$2,097	$(2,103)

For the year ended December 31, 2019, the Company included the net deferred tax liability in other long-term liabilities on it Consolidated Balance Sheets.

During the year ended December 31, 2020, the Company utilized all of its net operating loss ("NOL") carryforwards for federal income tax purposes. As of December 31, 2020, the Company has $500 of NOL carryforwards in various states, which are available to reduce future state taxable income, if any. Some of the state NOL carryforwards do not expire while others, if not utilized, will expire in the year ending December 31, 2039.

The Company believes that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. In recognition of this risk, as of December 31, 2020, the Company has provided a valuation allowance of $15 on the deferred tax assets related to these state NOL carryforwards.

The federal statutes of limitations on the Company’s 2016, 2015, and 2014 income tax years lapsed during the third quarter of 2020, 2019, and 2018, respectively. During the fourth quarter of each year, various state statutes of limitations also lapsed. The lapses for the years ended December 31, 2020 and 2019 had no impact on the Company’s unrecognized tax benefits.

For the years ended December 31, 2020 and 2019, the Company did not have any unrecognized tax benefits, net of their state benefits that would affect the Company’s effective tax rate. The Company classifies interest and/or penalties on income tax liabilities or refunds as additional income tax expense or income. Such amounts are not material.

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

Medicare Revenue Recoupments - The Company is subject to probe reviews relating to Medicare services, billings and potential overpayments by Unified Program Integrity Contractors (UPIC), Recovery Audit Contractors (RAC), Zone Program Integrity Contractors (ZPIC), Program Safeguard Contractors (PSC), Supplemental Medical Review Contractors (SMRC) and Medicaid Integrity Contributors (MIC) programs, each of the foregoing collectively referred to as “Reviews.” As of December 31, 2020, seven of the Company’s independent operating subsidiaries had Reviews scheduled, on appeal or in dispute resolution process, both pre- and post-payment. The Company anticipates that these probe reviews will increase in frequency in the future. If an operation fails an initial or subsequent Review, the operation could then be subject to extended Review, suspension of payment, or extrapolation of the identified error rate to all billing in the same time period. As of December 31, 2020, and through the filing of this Annual Report on Form 10-K, the Company’s independent operating subsidiaries have responded to the Reviews that are currently ongoing, on appeal or in dispute resolution process and the Company has no probable or estimable contingencies.

Concentrations

Credit Risk - The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s gross receivables from the Medicare and Medicaid programs accounted for approximately 75.7% and 74.3% of its total gross accounts receivable as of December 31, 2020 and December 31, 2019, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 60.1%, 55.6%, and 53.1% of the Company's revenue for the years ended December 31, 2020, 2019 and 2018, respectively.