Form 10-Q
period 2021-03-31
Pennant Group, Inc.
filed 2021-05-06
CIK 1766400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2021.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 6, 2021, 28,304,208 shares of the registrant’s common stock were outstanding.

THE PENNANT GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$5,605	$43
Accounts receivable—less allowance for doubtful accounts of $861 and $643, respectively	50,756	47,221
Prepaid expenses and other current assets	15,338	12,335
Total current assets	71,699	59,599
Property and equipment, net	17,141	17,884
Right-of-use assets	306,151	308,650
Escrow deposits	—	525
Deferred tax assets	1,969	2,097
Restricted and other assets	4,786	4,289
Goodwill	68,179	66,444
Other indefinite-lived intangibles	49,399	47,488
Total assets	$519,324	$506,976
Liabilities and equity
Current liabilities:
Accounts payable	$8,581	$9,761
Accrued wages and related liabilities	20,977	26,873
Operating lease liabilities—current	14,606	14,106
Other accrued liabilities	44,276	38,275
Total current liabilities	88,440	89,015
Long-term operating lease liabilities—less current portion	294,255	296,615
Other long-term liabilities	6,939	11,897
Long-term debt, net	24,971	8,277
Total liabilities	414,605	405,804
Commitments and contingencies
Equity:
Common stock, $0.001 par value; 100,000 shares authorized; 28,720 and 28,277 shares issued and outstanding at March 31, 2021, respectively, and 28,696 and 28,243 shares issued and outstanding at December 31, 2020, respectively.	28	28
Additional paid-in capital	87,305	84,671
Retained earnings	12,895	11,945
Treasury stock, at cost, 3 shares at March 31, 2021 and December 31, 2020	(65)	(65)
Total Pennant Group, Inc. stockholders’ equity	100,163	96,579
Noncontrolling interest	4,556	4,593
Total equity	104,719	101,172
Total liabilities and equity	$519,324	$506,976

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except for per-share amounts)

	Three Months Ended March 31,
	2021	2020

Revenue	$105,663	$91,849

Expense
Cost of services	83,622	70,189
Rent—cost of services	9,965	9,706
General and administrative expense	9,288	6,661
Depreciation and amortization	1,175	1,021
Total expenses	104,050	87,577
Income from operations	1,613	4,272
Other expense:
Interest expense, net	(360)	(403)
Other expense, net	(360)	(403)
Income before provision for income taxes	1,253	3,869
Provision for income taxes	340	889
Net income	913	2,980
Less: net loss attributable to noncontrolling interest	(37)	—
Net income and other comprehensive income attributable to The Pennant Group, Inc.	$950	$2,980
Earnings per share:
Basic	$0.03	$0.11
Diluted	$0.03	$0.10
Weighted average common shares outstanding:
Basic	28,291	27,891
Diluted	30,907	29,873

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2020	28,696	$28	$84,671	$11,945	3	$(65)	$4,593	$101,172
Net income attributable to The Pennant Group, Inc.	—	—	—	950	—	—	—	950
Net loss attributable to Non-Controlling Interests	—	—	—	—	—	—	(37)	(37)
Stock-based compensation	—	—	2,416	—	—	—	—	2,416
Issuance of common stock from the exercise of stock options	21	—	218	—	—	—	—	218
Issuance/ (cancellation) of restricted stock	3	—	—	—	—	—	—	—
Balance at March 31, 2021	28,720	$28	$87,305	$12,895	3	$(65)	$4,556	$104,719

	Common Stock		Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock		Non-Controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2019	28,435	$28	$74,882	$(3,799)	—	$—	$—	$71,111
Net income attributable to The Pennant Group, Inc.	—	—	—	2,980	—	—	—	2,980
Stock-based compensation	—	—	1,956	—	—	—	—	1,956
Issuance of common stock from the exercise of stock options	38	—	138	—	—	—	—	138
Issuance/ (cancellation) of restricted stock	3	—	—	—	—	—	—	—
Balance at March 31, 2020	28,476	$28	$76,976	$(819)	—	$—	$—	$76,185

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$913	$2,980
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,175	1,021
Amortization of deferred financing fees	87	82
Provision for doubtful accounts	261	186
Share-based compensation	2,416	1,956
Deferred income taxes	128	—
Change in operating assets and liabilities:
Accounts receivable	(3,795)	(3,664)
Prepaid expenses and other assets	(3,309)	584
Operating lease obligations	639	2,091
Accounts payable	(930)	(551)
Accrued wages and related liabilities	(5,896)	(3,408)
Other accrued liabilities	1,305	813
Other long-term liabilities	(261)	—
Net cash (used in) provided by operating activities	(7,267)	2,090
Cash flows from investing activities:
Purchase of property and equipment	(754)	(2,916)
Cash payments for business acquisitions, net of escrow	(3,100)	(2,968)
Escrow deposits	—	(700)
Other	(141)	(188)
Net cash used in investing activities	(3,995)	(6,772)
Cash flows from financing activities:
Proceeds from revolver agreement	39,000	23,500
Payments on revolver agreement	(21,000)	(14,500)
Payments for deferred financing costs	(1,394)	(26)
Issuance of common stock upon the exercise of options	218	138
Net cash provided by financing activities	16,824	9,112
Net increase in cash	5,562	4,430
Cash beginning of period	43	402
Cash end of period	$5,605	$4,832

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$269	$483
Income taxes	$133	$—
Lease liabilities	$9,713	$8,092
Right-of-use assets obtained in exchange for new operating lease obligations	$1,678	$2,846
Net non-cash adjustment to right-of-use assets and lease liabilities from lease modifications	$—	$233
Non-cash investing activity:
Capital expenditures	$250	$655

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and operational senior living units)

1. DESCRIPTION OF BUSINESS
The Pennant Group, Inc. (herein referred to as “Pennant,” the “Company,” “it,” or “its”), is a holding company with no direct operating assets, employees or revenue. The Company, through its independent operating subsidiaries, provides healthcare services across the post-acute care continuum. As of March 31, 2021, the Company’s subsidiaries operated 80 home health, hospice and home care agencies and 54 senior living communities located in Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming.

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
Each of the Company’s affiliated operations are operated by separate, independent subsidiaries that have their own management, employees and assets. References herein to the consolidated “Company” and “its” assets and activities is not meant to imply, nor should it be construed as meaning, that Pennant has direct operating assets, employees or revenue, or that any of the subsidiaries are operated by Pennant.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of the Company (the “Interim Financial Statements”) reflect the Company’s financial position, results of operations and cash flows of the business. The Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the regulations of the Securities and Exchange Commission (“SEC”). Management believes that the Interim Financial Statements reflect, in all material respects, all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations, and cash flows for the periods presented in conformity with GAAP. The results reported in these Interim Financial Statements are not necessarily indicative of results that may be expected for the entire year.

The Condensed Consolidated Balance Sheet as of December 31, 2020 is derived from the Company’s annual audited Consolidated Financial Statements for the fiscal year ended December 31, 2020 which should be read in conjunction with these Interim Financial Statements. Certain information in the accompanying footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with GAAP.

All intercompany transactions and balances between the various legal entities comprising the Company have been eliminated in consolidation. The Company presents noncontrolling interests within the equity section of its condensed consolidated Balance Sheets and the amount of consolidated net income that is attributable to The Pennant Group, Inc. and the noncontrolling interest in its condensed consolidated Statements of Income.

The Company consists of various limited liability companies and corporations established to operate home health, hospice, home care, and senior living operations. The Interim Financial Statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest.

Estimates and Assumptions - The preparation of the Interim Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Interim Financial Statements relate to revenue, intangible assets and goodwill, right-of-use assets and lease liabilities for leases greater than 12 months, self-insurance reserves, and income taxes. Actual results could differ from those estimates.

CARES Act: The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act allowed for deferred payment of the employer-paid portion of social security taxes

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. As of March 31, 2021, the Company deferred approximately $7,836 of the employer-paid portion of social security taxes, of which $3,918 is included in other long-term liabilities and the current portion of $3,918 in accrued wages and related liabilities. The CARES Act also expanded the Centers for Medicare & Medicaid Services’ (“CMS”) ability to provide accelerated/advance payments intended to increase the cash flow of healthcare providers and suppliers impacted by COVID-19. During the prior year the Company applied for and received $27,997 in funds under the Accelerated and Advance Payment (“AAP”) Program see Note 10, Other Accrued Liabilities for further discussion of the AAP.

The American Rescue Plan Act of 2021 (the “ARP Act”) was enacted on March 11, 2021 in the United States. The ARP Act was designed to assist the country with the effects of the COVID-19 pandemic and included a number of tax components. The ARP Act’s primary tax impact on the Company is a new revenue raising provision that requires the Company to include the next five highest paid employees to the list of covered officers already subject to the IRC Section 162(m) wage limitation beginning in the 2027 tax year. The Company will continue to assess the effect of the ARP Act and ongoing other government legislation related to the COVID-19 pandemic that may be issued.

Recent Accounting Standards Adopted by the Company

FASB Accounting Standards Update, or ASU, ASU 2021-01 “Reference Rate Reform (Topic 848): Scope” or ASU 2020-4 - On January 7, 2021, the FASB issued ASU 2021-01 to amend the scope of the guidance in ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” or ASU 2020-4. Specifically, the amendments in ASU 2021-01 clarify that “certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.” The amendment in ASU 2021-1 is available to all entities: (i) on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 through the date that the final update to the standard was issued or (ii) on a prospective basis for new contract modifications through December 31, 2022. The Company has adopted ASU 2021-01 on a prospective basis effective as of January 7, 2021. There was no material impact to the Company’s Interim Financial Statements or related disclosures as a result of the adoption of ASU 2021-01.

3. RELATED PARTY TRANSACTIONS
The Company leases 31 of its senior living communities from subsidiaries of Ensign, each of the leases have a term of between 14 and 20 years from the lease commencement date. The total amount of rent expense included in Rent - cost of services paid to subsidiaries of Ensign was $3,073 and $3,101 for the three months ended March 31, 2021 and 2020, respectively.

The Company’s subsidiaries received services from Ensign’s subsidiaries. Services included in cost of services were $868 and $1,022 for the three months ended March 31, 2021 and 2020, respectively.

Other related party activity with Ensign
On October 1, 2019, in connection with the Spin-Off, Pennant entered into several agreements with Ensign that set forth the principal actions taken or to be taken in connection with the Spin-Off and govern the relationship of the parties following the Spin-Off. The Company has incurred $988 and $1,336 in costs, net of the Company’s payroll reimbursement, related primarily to administrative support under the Transitions Services Agreement for the three months ended March 31, 2021 and 2020, respectively.

4. COMPUTATION OF NET INCOME PER COMMON SHARE
Basic net income per share is computed by dividing income from net income attributable to stockholders of The Pennant Group, Inc. by the weighted average number of outstanding common shares for the period. The computation of diluted net income per share is similar to the computation of basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$913	$2,980
Add: net loss attributable to noncontrolling interests	(37)	—
Net income attributable to The Pennant Group, Inc.	$950	$2,980

Denominator:
Weighted average shares outstanding for basic net income per share	28,291	27,891
Plus: assumed incremental shares from exercise of options and assumed conversion or vesting of restricted stock(a)	2,616	1,982
Adjusted weighted average common shares outstanding for diluted income per share	30,907	29,873

Earnings Per Share:
Basic net income per common share	$0.03	$0.11
Diluted net income per common share	$0.03	$0.10

(a)
The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were immaterial for the three months ended March 31, 2021 and 2020.

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

Revenue from the Medicare and Medicaid programs accounted for 64.0% of the Company’s revenue, for the three months ended March 31, 2021, and 57.9% for the three months ended March 31, 2020, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company’s service specific revenue recognition policies are as follows:

Home Health Revenue

Medicare Revenue

For Medicare episodes that began after January 1, 2020, net service revenue is recognized in accordance with the Patient Driven Groupings Model (“PDGM”). This new reimbursement structure involves case mix calculation methodology refinements, changes to low-utilization payment adjustment (“LUPA”) thresholds, the elimination of therapy thresholds, a change to the unit of payment from a 60-day episode to a 30-day payment period, and reduction of requests for anticipated payments (“RAPs”) to 20% of the estimated payment for a patient’s initial or subsequent period of care up-front (after the initial assessment is completed and upon initial billing). The RAPs were phased out effective January 1, 2021. Under PDGM, Medicare provides agencies with payments for each 30-day payment period provided to beneficiaries. If a beneficiary is still eligible for care after the end of the first 30-day payment period, a second 30-day payment period can begin. There are no limits to the number of periods of care a beneficiary who remains eligible for the home health benefit can receive. While payment for each 30-day payment period is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a LUPA if the number of visits is below an established threshold that varies based on the diagnosis of a beneficiary; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the period of care; (c) adjustment to the admission source of claim if it is determined that the patient had a qualifying stay in a post-acute care setting within 14 days prior to the start of a 30-day payment period; (d) the timing of the 30-day payment period provided to a patient in relation to the admission date, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes to the acuity of the patient during the previous 30-day payment period; (f) changes in the base payments established by the Medicare program; (g) adjustments to the base payments for case mix and geographic wages; and (h) recoveries of overpayments.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Revenue By Payor

Revenue by payor for the three months ended March 31, 2021 and 2020, is summarized in the following tables:

	Three Months Ended March 31, 2021
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$20,330	$33,409	$—	$53,739	50.9%
Medicaid	2,196	2,725	8,932	13,853	13.1
Subtotal	22,526	36,134	8,932	67,592	64.0
Managed care	10,452	637	—	11,089	10.5
Private and other(a)	4,715	143	22,124	26,982	25.5
Total revenue	$37,693	$36,914	$31,056	$105,663	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Balance Sheet Impact

Included in the Company’s condensed consolidated balance sheets are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. As of March 31, 2021, the Company had contract liabilities in the amount of $27,997 related to Advance Payments received in connection with the CARES Act reported in other current liabilities. As further discussed in Note 10, Other Accrued Liabilities, the repayment terms for Medicare advance payments were modified through the passage of the Continuing Appropriations Act, 2021 and Other Extensions Act on October 1, 2020.

Accounts receivable, net as of March 31, 2021 and December 31, 2020 is summarized in the following table:

	March 31, 2021	December 31, 2020
Medicare	$29,761	$28,569
Medicaid	8,180	7,669
Managed care	9,819	7,590
Private and other	3,857	4,036
Accounts receivable, gross	51,617	47,864
Less: allowance for doubtful accounts	(861)	(643)
Accounts receivable, net	$50,756	$47,221

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of March 31, 2021, the Company provided services through 80 affiliated home health, hospice and home care agencies, and 54 affiliated senior living operations. The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. The Company’s Service Center provides various services to all lines of business. The Company does not review assets by segment and therefore assets by segment are not disclosed below.

The CODM uses Segment Adjusted EBITDAR from Operations as the primary measure of profit and loss for the Company's reportable segments and to compare the performance of its operations with those of its competitors. Segment Adjusted EBITDAR from Operations is net income/ (loss) attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs, (4) redundant and nonrecurring costs associated with the transition services agreement, and (5) net loss attributable to noncontrolling interest. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
The following table presents certain financial information regarding our reportable segments, general and administrative expenses are not allocated to the reportable segments and are included in “All Other” for the three months ended March 31, 2021 and 2020:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Three Months Ended March 31, 2021
Revenue	$74,607	$31,056	$—	$105,663
Segment Adjusted EBITDAR from Operations	$13,791	$8,834	$(6,398)	$16,227
Three Months Ended March 31, 2020
Revenue	$56,762	$35,087	$—	$91,849
Segment Adjusted EBITDAR from Operations	$9,729	$12,397	$(4,782)	$17,344

This table provides a reconciliation of Segment Adjusted EBITDAR from Operations to income from operations:

	Three Months Ended March 31,
	2021	2020
Segment Adjusted EBITDAR from Operations	$16,227	$17,344
Less: Depreciation and amortization	1,175	1,021
Rent—cost of services	9,965	9,706
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(a)	112	232
Share-based compensation expense(b)	2,416	1,956
Acquisition related costs(c)	7	—
Transition services costs(d)	902	157
Add: Net loss attributable to noncontrolling interest	(37)	—
Condensed Consolidated Income from Operations	$1,613	$4,272

Note: Beginning in the first quarter of fiscal year 2021, we updated our definition of Segment Adjusted EBITDAR to no longer include an adjustment for COVID-19 expenses offset by the amount of sequestration relief. COVID-19 expenses continue to be part of daily operations for which less specific identification is visible. Furthermore, the sequestration relief has been extended through December 31, 2021. Sequestration relief was $948 for the three months ended March 31, 2021. There was no adjustment for COVID-19 expenses offset by the amount of sequestration relief for the three months ended March 31, 2020.

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense incurred which is included in cost of services and general and administrative expense.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(c)	Acquisition related costs that are not capitalizable.
(d)
A portion of the costs incurred under the Transition Services Agreement (as defined in Note 3, Related Party Transactions) identified as redundant or nonrecurring that are included in general and administrative expense. Fees incurred under the Transition Services agreement, net of the Company’s payroll reimbursement, were $988 and $1,336 for the three months ended March 31, 2021 and 2020, respectively. During the fourth quarter of fiscal 2020, we updated our Transition service costs adjustment to include duplicate software costs. The prior year transition service costs adjustment has been recast to reflect the change. The adjustment to the prior year transition service costs was $107 for the duplicative software costs for the three months ended March 31, 2020 that were included in the 2020 full year amount in the Company’s as filed Form 10-K.

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

2021 Acquisitions

During the three months ended March 31, 2021, the Company expanded its operations with the addition of two home health and two hospice agencies. The aggregate purchase price for these acquisitions was $3,685. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction.

The fair value of assets for home health acquisitions was mostly concentrated in goodwill and as such, these transactions were classified as business combinations in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The purchase price for the business combinations was $3,100, which consisted of equipment and other assets of $39, goodwill of $1,735, and indefinite-lived intangible assets of $1,326 related to Medicare and Medicaid licenses. The Company anticipates that the total goodwill recognized will be fully deductible for tax purposes. There were no material acquisition costs that were expensed related to the business combinations during the three months ended March 31, 2021.

The hospice agencies were acquired Medicare licenses and are considered asset acquisitions. The fair value of assets for the hospice licenses acquired totaled $585 and was allocated to indefinite-lived intangible assets.

2020 Acquisitions

During the three months ended March 31, 2020, the Company expanded its operations with the addition of one home health agencies, one hospice agencies, and two senior living communities. The aggregate purchase price for these acquisitions was $2,968. In connection with the addition of the senior living communities, the Company entered into new long-term “triple-net” leases with subsidiaries of Ensign. The addition of these operations added a total of 164 operational senior living units to be operated by the Company’s independent operating subsidiaries. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction.

The fair value of assets for all home health, hospice and home care acquisitions was concentrated in goodwill and as such, these transactions were classified as business combinations in accordance with ASC 805. The purchase price for the business combinations was $2,968, which mostly consisted of equipment of $20, goodwill of $1,604, indefinite-lived intangible assets of $1,363 related to Medicare and Medicaid licenses, net of assumed liabilities of $19. The majority of total goodwill recognized is fully deductible for tax purposes. There were no acquisition costs that were expensed related to the business combinations of home health, hospice, and home care during the three months ended March 31, 2020.

Subsequent Events

Subsequent to March 31, 2021, the Company announced it closed on two acquisitions of providers of home health and home care services. The acquisitions added three home health and two home care agencies throughout Southwest Colorado and Texas. The combined purchase price for the home health and home care agencies was $5,000. As of the date of this report, the preliminary allocation of the purchase price for the acquisitions acquired subsequent to March 31, 2021 were not completed as necessary valuation information was not yet available. As such, the determination regarding whether these acquisitions should be classified as business combinations or asset acquisitions under ASC 805 will be determined upon completion of the allocation of the purchase price.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. PROPERTY AND EQUIPMENT—NET
Property and equipment, net consist of the following:

	March 31, 2021	December 31, 2020
Leasehold improvements	$10,174	$9,984
Equipment	22,690	22,420
Furniture and fixtures	1,186	1,186
	34,050	33,590
Less: accumulated depreciation	(16,909)	(15,706)
Property and equipment, net	$17,141	$17,884

Depreciation expense was $1,171 for the three months ended March 31, 2021, and $1,018 for the three months ended March 31, 2020.

The Company measures certain assets at fair value on a non-recurring basis, including long-lived assets, which are evaluated for impairment. Long-lived assets include assets such as property and equipment, operating lease assets and certain intangible assets. The inputs used to determine the fair value of long-lived assets and a reporting unit are considered Level 3 measurements due to their subjective nature. Management has evaluated its long-lived assets and determined there was no impairment during the three months ended March 31, 2021 and 2020.

9. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS
The following table represents activity in goodwill by segment as of and for the three months ended March 31, 2021:

	Home Health and Hospice Services	Senior Living Services	Total
December 31, 2020	$62,802	$3,642	$66,444
Additions	1,735	—	1,735
March 31, 2021	$64,537	$3,642	$68,179

Other indefinite-lived intangible assets consist of the following:

	March 31, 2021	December 31, 2020
Trade name	$1,355	$1,355
Medicare and Medicaid licenses	48,044	46,133
Total	$49,399	$47,488

As of March 31, 2021, we evaluated potential triggering events that might be indicators that our goodwill and indefinite lived intangibles were impaired. The Company concluded that the current economic and business conditions did not result in a triggering event requiring a quantitative goodwill impairment analysis. No goodwill or intangible asset impairments were recorded during the three months ended March 31, 2021 and 2020.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	March 31, 2021	December 31, 2020
Refunds payable	$2,515	$2,664
Deferred revenue	1,498	1,271
Resident deposits	5,623	5,647
Contract Liabilities (CARES Act advance payments)	27,997	22,771
Property taxes	872	982
Accrued self-insurance liabilities - current portion	1,597	1,354
Other	4,174	3,586
Other accrued liabilities	$44,276	$38,275

Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Deferred revenue occurs when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to residents and a small portion consists of non-refundable deposits recognized into revenue over a period of time. The CARES Act also expanded the ability of CMS to provide accelerated/advance payments intended to increase the cash flow of healthcare providers and suppliers impacted by COVID-19. During the prior year the Company applied for and received $27,997 in funds under the AAP Program. On October 1, 2020, the Continuing Appropriations Act, 2021 and Other Extensions Act (the “CA Act”) was signed into law. Among other things, the CARES Act significantly changed the repayment terms for AAP. In April 2021 Medicare began automatic recoupment of these amounts through offsets to new claims. Medicare will automatically recoup 25 percent of Medicare payments for 11 months. At the end of the 11 months and assuming full repayment has not occurred, recoupment will increase to 50 percent for another six months. Any balance outstanding after these two recoupment periods will be subject to repayment at a four percent interest rate. The Company anticipates completing repayment of the AAP within the allotted recoupment periods.

11. DEBT
Long-term debt, net consists of the following:

	March 31, 2021	December 31, 2020
Revolving Credit Facility	$27,500	$9,500
Less: unamortized debt issuance costs(a)	(2,529)	(1,223)
Long-term debt, net	$24,971	$8,277

(a)
Amortization expense for debt issuance costs was $87 and $82 for the three months ended March 31, 2021 and 2020 respectively, and is recorded in interest expense, net on the condensed consolidated statements of income.

On October 1, 2019, Pennant originally entered into a credit agreement with a borrowing capacity of $75,000. On February 23, 2021, Pennant entered into an amendment to the Credit Agreement (the “Amended Credit Agreement”), which provides for a revolving credit facility (the “2021 Revolving Credit Facility”) with a syndicate of banks with a borrowing capacity of $150,000. The interest rates applicable to loans under the 2021 Revolving Credit Facility are, at the Company’s election, either (i) Adjusted LIBOR (as defined in the Amended Credit Agreement) plus a margin ranging from 2.3% to 3.3% per annum or (ii) Base Rate plus a margin ranging from 1.3% to 2.3% per annum, in each case based on the ratio of Consolidated Total Net Debt to Consolidated EBITDA (each, as defined in the Amended Credit Agreement). In addition, Pennant pays a commitment fee on the undrawn portion of the commitments under the Revolving Credit Facility which ranges from 0.35% to 0.50% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio of the Company and its subsidiaries. The Company is not required to repay any loans under the Amended Credit Agreement prior to maturity in 2026, other than to the extent the outstanding borrowings exceed the aggregate commitments under the Credit Agreement. As of March 31, 2021, the Company’s weighted average interest rate on its outstanding debt was 3.33%. As of March 31, 2021, the Company had available borrowing on the Revolving Credit Facility of $119,164, which is net of outstanding letters of credit of $3,336.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of the Company’s Revolving Credit Facility approximates carrying value, due to the short-term nature and variable interest rates. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates.

The Credit Agreement is guaranteed, jointly and severally, by certain of the Company’s independent operating subsidiaries, and is secured by a pledge of stock of the Company's material independent operating subsidiaries as well as a first lien on substantially all of each material operating subsidiary's personal property. The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of March 31, 2021, the Company was compliant with all such financial covenants.

12. OPTIONS AND AWARDS
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

Under the Ensign Plans and the Pennant Plans, stock-based payment awards, including employee stock options, restricted stock awards (“RSA”), and restricted stock units (“RSU” and together with RSA, “Restricted Stock”) are issued based on estimated fair value. The following disclosures represent share-based compensation expense relating to employees of the Company’s subsidiaries who have awards under the Ensign and Pennant Plans.

Total share-based compensation expense for all Plans for the three months ended March 31, 2021 and 2020 was:

	Three Months Ended March 31,
	2021	2020
Share-based compensation expense related to stock options	$637	$289
Share-based compensation expense related to Restricted Stock	1,520	1,543
Share-based compensation expense related to Restricted Stock to non-employee directors	259	124
Total share-based compensation	$2,416	$1,956

In future periods, the Company estimates it will recognize the following share-based compensation expense for unvested stock options and unvested Restricted Stock, which were unvested as of March 31, 2021:

	Unrecognized Compensation Expense	Weighted Average Recognition Period (in years)
Unvested stock options	$11,882	4.2
Unvested Restricted Stock	9,433	1.6
Total unrecognized share-based compensation expense	$21,315

Stock Options

Under the Pennant Plans, options granted to employees of the subsidiaries of Pennant generally vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years after the date of grant.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted after the Spin-Off:

Grant Year	Options Granted	Risk-Free Interest Rate	Expected Life(a)	Expected Volatility(b)	Dividend Yield	Weighted Average Fair Value of Options
2021	137	1.0%	6.5	37.8%	—%	$18.99
2020	169	0.7%	6.5	35.8%	—%	$9.21

(a)
Under the midpoint method, the expected option life is the midpoint between the contractual option life and the average vesting period for the options being granted. This resulted in an expected option life of 6.5 years for the options granted.

(b)	Because the Company’s equity shares have been traded for a relatively short period of time, expected volatility assumption was based on the volatility of related industry stocks.

The following table represents the employee stock option activity during the three months ended March 31, 2021:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
December 31, 2020	1,982	$17.48	615	$7.52
Granted	137	48.78
Exercised	(21)	10.58
Forfeited	(15)	24.11
March 31, 2021	2,083	$19.56	640	$7.96

Restricted Stock

A summary of the status of Pennant’s non-vested Restricted Stock, and changes during the three months ended March 31, 2021, is presented below:

	Non-Vested Restricted Stock	Weighted Average Grant Date Fair Value
December 31, 2020	1,635	$14.80
Granted	5	57.54
Vested	(18)	21.98
Forfeited	(2)	14.77
March 31, 2021	1,620	$14.84

13. LEASES
The Company’s independent operating subsidiaries lease 54 senior living communities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 21 years. Most of these leases contain renewal options, most involve rent increases and none contain purchase options. The lease term excludes lease renewals because the renewal rents are not at a bargain, there are no economic penalties for the Company to renew the lease, and it is not reasonably certain that the Company will exercise the extension options. As of March 31, 2021, the Company’s independent operating subsidiaries leased 31 communities from subsidiaries of Ensign (the “Ensign Leases”) under a master lease arrangement. The existing leases with subsidiaries of Ensign are generally for initial terms of between 14 to 20 years. In

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

addition to rent, each of the operating companies are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all community maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties.
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

The components of operating lease cost, are as follows:

	Three Months Ended March 31,
	2021	2020
Operating Lease Costs:
Facility Rent—cost of services	$8,835	$8,856
Office Rent—cost of services	1,130	850
Rent—cost of services	$9,965	$9,706

General and administrative expense	$64	$30
Variable lease cost (a)	$1,499	$1,329

(a)
Represents variable lease cost for operating leases, which costs include property taxes and insurance, common area maintenance, and consumer price index increases, incurred as part of our triple net lease, and which is included in cost of services for the three months ended March 31, 2021 and 2020.

The following table shows the lease maturity analysis for all leases as of March 31, 2021, for the years ended December 31:

Year	Amount
2021 (Remainder)	$29,073
2022	38,171
2023	37,452
2024	36,546
2025	35,607
Thereafter	356,846
Total lease payments	533,695
Less: present value adjustments	(224,834)
Present value of total lease liabilities	308,861
Less: current lease liabilities	(14,606)
Long-term operating lease liabilities	$294,255

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at each lease’s commencement date to determine each lease's operating lease liability. As of March 31, 2021, the weighted average remaining lease term is 14.8 years and the weighted average discount rate is 8.2%.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. INCOME TAXES
The Company recorded income tax expense of $340 for the three months ended March 31, 2021, and income tax expense of $889 during the three months ended March 31, 2020, or 27.1% of earnings before income taxes for the three months ended March 31, 2021, compared to 23.0% of earnings before income taxes for the three months ended March 31, 2020. The effective tax rate for both three-month periods includes excess tax benefits from share-based compensation which were offset by non-deductible expenses including non-deductible compensation.

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

Indemnities - From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which the Company may be required to indemnify property owners or prior operators for post-transfer environmental or other liabilities and other claims arising from the Company’s use of the applicable premises, (ii) operations transfer agreements, in which the Company agrees to indemnify past operators of agencies and communities the Company acquires against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer, (iii) certain Ensign lending agreements, and (iv) certain agreements with management, directors and employees, under which the subsidiaries of the Company may be required to indemnify such persons for liabilities arising out of their employment relationships. The terms of such obligations vary by contract and, in most instances, a specific or maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on the Company’s condensed consolidated Balance Sheets for any of the periods presented.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Medicare Revenue Recoupments - The Company is subject to probe reviews relating to Medicare services, billings and potential overpayments by Unified Program Integrity Contractors (“UPIC”), Recovery Audit Contractors (“RAC”), Zone Program Integrity Contractors (“ZPIC”), Program Safeguard Contractors (“PSC”), Supplemental Medical Review Contractors (“SMRC”) and Medicaid Integrity Contributors (“MIC”) programs, each of the foregoing collectively referred to as “Reviews.” As of March 31, 2021, eight of the Company’s independent operating subsidiaries had Reviews scheduled, on appeal or in dispute resolution process, both pre- and post-payment. If an operation fails an initial or subsequent Review, the operation could then be subject to extended Review, suspension of payment, or extrapolation of the identified error rate to all billing in the same time period. As of March 31, 2021, and through the filing of this Quarterly Report on Form 10-Q, the Company’s independent operating subsidiaries have responded to the Reviews that are currently ongoing, on appeal or in dispute resolution process and the Company has no material probable or estimable contingencies.

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

Concentrations

Credit Risk - The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s gross receivables from the Medicare and Medicaid programs accounted for approximately 73.5% and 75.7% of its total gross accounts receivable as of March 31, 2021 and December 31, 2020, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 64.0% for the three months ended March 31, 2021, and 57.9% of the Company’s revenue for the three months ended March 31, 2020.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the Interim Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Quarterly Report”). The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), which discusses our business and related risks in greater detail, as well as subsequent reports we may file from time to time on Form 10-K, Form 10-Q and 8-K, for additional information. The section entitled “Risk Factors” filed within our 2020 Annual Report describes some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Quarterly Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

Special Note About Forward-Looking Statements

    This Quarterly Report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “might,” “will,” “should,” “could,” “seeks,” “approximately,” “goals,” “future,” “projects,” “predicts,” “guidance,” “target,” “intends,” “plans,” “estimates,” “anticipates”, the negative version of these words or other comparable words. Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the benefits resulting from the Spin-Off, the effects of competition and the effects of future legislation or regulations and other non-historical statements. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 outbreak. The developments with respect to the spread of COVID-19 and its impacts have occurred rapidly, and because of the unprecedented nature of the pandemic, we are unable to predict the extent and duration of the adverse financial impact of COVID-19 on our business, financial condition and results of operations.

    The risk factors discussed in this Quarterly Report and the 2020 Annual Report under the heading “Risk Factors,” could cause our results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•uncertainties related to the COVID-19 outbreak;
•federal and state changes to, or delays receiving, reimbursement and other aspects of Medicaid and Medicare;
•changes in the regulation of the healthcare services industry;
•increases in the federal income tax rate;
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

Overview

We are a leading provider of high-quality healthcare services to patients of all ages, including the growing senior population, in the United States. We strive to be the provider of choice in the communities we serve through our innovative operating model. We operate in multiple lines of businesses including home health, hospice and senior living services across Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. As of March 31, 2021, our home health and hospice business provided home health, hospice and home care services from 80 agencies operating across these 14 states, and our senior living business operated 54 senior living communities throughout seven states.

The following table summarizes our affiliated home health and hospice agencies and senior living communities as of:

	December 31,								March 31,
	2013	2014	2015	2016	2017	2018	2019	2020	2021
Home health and hospice agencies	16	25	32	39	46	54	63	76	80
Senior living communities	12	15	36	36	43	50	52	54	54
Senior living units	1,256	1,587	3,184	3,184	3,434	3,820	3,963	4,127	4,127
Total number of home health, hospice, and senior living operations	28	40	68	75	89	104	115	130	134

COVID-19

Since its discovery in late 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19 (“COVID-19”), has spread around the globe. The outbreak has been declared to be a pandemic by the World Health Organization, and the United States Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. Additionally, the United States Centers for Disease Control and Prevention (“CDC”) has stated that older adults are at a higher risk for serious illness from COVID-19. As a result of the COVID-19 outbreak, we have taken necessary precautions to prevent and minimize spread of the virus to our patients and our residents.

We have been, and we expect to continue to be, impacted by several factors that may cause actual results to differ from our historical results or current expectations. Due to the COVID-19 pandemic, the results presented in this report are not necessarily indicative of future operating results. The situation surrounding COVID-19 remains fluid. We are actively managing our response in collaboration with government officials, team members and business partners, and we are assessing potential impacts to our financial position and operating results, as well as adverse developments in our business.

Operational Response

COVID-19 continues to impact all aspects of our business and geographies, including impacts on our patients, residents, team members, vendors and business partners. Our overall senior living occupancy has decreased since the onset of the pandemic due to a greater number of move outs net of move ins. We cannot be sure when the occupancy levels in our senior living communities will stabilize or improve over multiple measurement periods. As the effects of COVID-19 continue to evolve, it is difficult to predict the full extent of the impact that COVID-19 and its aftermath will have on our future financial position and operating results due to numerous uncertainties. These uncertainties include the impact of vaccination of residents and employees, variants of the virus, the duration of the outbreak, and governmental, business or other actions (which could include limitations on our operations or mandates to provide services to our patients and communities). Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, as well as other unanticipated consequences remain unknown.

We have experienced and expect to continue to see increased labor costs due to increased overtime and premium pay and the increased need for temporary labor to supplement our existing staffing. Furthermore, we experienced and expect to continue to experience increased expenses for medical supplies due to the need for more personal protective equipment (“PPE”) as part of our strict infection control procedures, along with additional COVID-19 testing expenses. We are monitoring the ongoing impact of our COVID-19 response actions on our revenue and expenses. However, the extent to which COVID-19 will continue to impact our operations will depend on future developments, which remain uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and variant strains, and the actions taken to contain the coronavirus or treat its impact, among others.

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

Recent Activities

Acquisitions. During the three months ended March 31, 2021, We expanded our operations with the addition of two home health and two hospice agencies. We entered into a separate operations transfer agreement with each respective prior operator as a part of each transaction. The aggregate purchase price for these acquisitions was $3.7 million. For further discussion of our acquisitions, see Note 7, Acquisitions, in the Notes to the Interim Financial Statements.

Trends

As discussed more above under COVID-19, in the first quarter we experienced an increase in all of our key metrics in our home health and hospice businesses. Since the pandemic began, we have experienced a steady decline in senior living occupancy as move-ins declined relative to move-outs due to the pandemic. We cannot be sure when the occupancy levels in our senior living communities will stabilize or improve over consecutive measurement periods. As uncertainty regarding the COVID-19 pandemic persists, if there is a resurgence in cases, or if variant strains aggressively emerge, we could see a more prolonged recovery. For further discussion of trends related to COVID-19, see COVID-19 above.

When we acquire turnaround or start-up operations, we expect that our combined metrics may be impacted. We expect these metrics to vary from period to period based upon the maturity of the operations within our portfolio. We have generally experienced lower occupancy rates and higher costs at our senior living communities and lower census and higher costs at our home health and hospice agencies for recently acquired operations; as a result, we generally anticipate lower consolidated and segment margins during years of acquisition growth.

Government Regulation

We have disclosed under the heading “Government Regulation” in the 2020 Annual Report a summary of regulations that we believe materially affects our business, financial condition or results of operations. Since the time of the filing of the 2020 Annual Report, the following regulations have been updated.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States and subsequent regulatory actions. The CARES Act contained provisions for accelerated or advance Medicare payments (“AAP”) to provide supporting cash flow to providers and suppliers combating the effects of the COVID-19 pandemic. We applied for and received $28.0 million in the prior year. These funds are subject to automatic recoupment through offsets to new claims beginning one year after payment were issued. In April, 2021, Medicare began to automatically recoup 25 percent of Medicare payments for the next 11 months. At the end of the 11 months, assuming full repayment has not occurred, recoupment will increase to 50 percent for another six months. Any balance outstanding after these two recoupment periods will be subject to repayment at a four percent interest rate. We anticipate completing repayment of the AAP within the allotted recoupment periods.

The CARES Act temporarily suspended the 2% sequestration payment adjustment on Medicare fee-for-service payment beginning May 1, 2020 until December 31, 2020. The suspension was initially extended to go through March 31, 2021, and in April 2021 was extended through December 31, 2021. We recognized $0.9 million in revenue related to the suspension of sequestration for the three months ended March 31, 2021, exclusive of our start-up operations. The CARES Act payroll tax deferral program allowed employers to defer the deposit and payment of the employer’s portion of social security taxes that otherwise would be due between March 27, 2020, and December 31, 2020. The CARES Act permits employers to deposit half of these deferred payments by the end of 2021 and the other half by the end of 2022. Further, we deferred approximately $7,836 of the employer-paid portion of social security taxes, of which $3,918 is included in other long-term liabilities and the current portion of $3,918 in accrued wages and related liabilities.

The American Rescue Plan Act of 2021 (the “ARP Act”) was enacted on March 11, 2021 in the United States. The ARP Act was designed to assist the country with the effects of the COVID-19 pandemic and included a number of tax components. The ARP Act’s primary tax impact on us is a new revenue raising provision that requires us to include the next five highest paid employees to the list of covered officers already subject to the IRC Section 162(m) wage limitation beginning in the 2027 tax year. We will continue to assess the effect of the ARP Act and ongoing other government legislation related to the COVID-19 pandemic that may be issued.

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
The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Home health services:
Total home health admissions	9,097	6,136
Total Medicare home health admissions	4,498	2,809
Average Medicare revenue per 60-day completed episode	$3,461	$3,091
Hospice services:
Total hospice admissions	2,154	1,676
Average hospice daily census	2,308	1,871
Hospice Medicare revenue per day	$172	$163

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
The following table summarizes our senior living statistics for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Occupancy	72.1%	80.2%
Average monthly revenue per occupied unit	$3,186	$3,206

Revenue Sources

Home Health and Hospice Services

Home Health. We derive the majority of our home health revenue from Medicare and managed care. The Medicare payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. For Medicare episodes that began prior to January 1, 2020, home health agencies were reimbursed under the Medicare HH PPS, while Medicare periods of care that began on or after that date are reimbursed under the Patient-Driven Groupings Model (“PDGM”) methodology. Under PDGM, Medicare provides agencies with payments for each 30-day period of care provided to beneficiaries. If a beneficiary is still eligible for care after the end of the first 30-day payment period, a second 30-day payment period can begin. There are no limits to the number of periods of care a beneficiary who remains eligible for the home health benefit can receive. While payment for each 30-day period of care is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits is below an established threshold that varies based on the diagnosis of a beneficiary; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the period of care; (c) adjustment to the admission source of claim if it is determined that the patient had a qualifying stay in a post-acute care setting within 14 days prior to the start of a 30-day payment period; (d) the timing of the 30-day payment period provided to a patient in relation to the admission date, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes to the acuity of the patient during the previous 30-day period of care; (f) changes in the base payments established by the Medicare program; (g) adjustments to the base payments for case mix and geographic wages; and (h) recoveries of overpayments. For further detail regarding PDGM see the Government Regulation section of our 2020 Annual Report.

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

Senior Living Services. As of March 31, 2021, we provided assisted living, independent living and memory care services in 54 communities. Within our senior living operations, we generate revenue primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on Interim Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the Interim Financial Statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis we review our judgments and estimates, including but not limited to those related to revenue, cost allocations, leases, intangible assets, goodwill, and income taxes. We base our estimates and judgments upon our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty, and actual results could differ materially from the amounts reported. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, within the 2020 Annual Report for further information on our critical accounting estimates and policies, which are as follows:

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Total revenue	100.0%	100.0%
Expense:
Cost of services	79.1	76.4
Rent—cost of services	9.4	10.6
General and administrative expense	8.8	7.2
Depreciation and amortization	1.2	1.1
Total expenses	98.5	95.3
Income from operations	1.5	4.7
Other income (expense):
Other income	—	—
Interest expense, net	(0.3)	(0.5)
Other expense, net	(0.3)	(0.5)
Income before provision for income taxes	1.2	4.2
Provision for income taxes	0.3	1.0
Net income	0.9	3.2
Less: net loss attributable to noncontrolling interest(a)	—	—
Net income attributable to Pennant	0.9%	3.2%

(a)
Net loss attributable to noncontrolling interest for the three months ended March 31, 2021 was less than 0.1% and thus not meaningful as a percentage of total revenue. There was not any noncontrolling interest for the three months ended March 31, 2020.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Consolidated GAAP Financial Measures:
Total revenue	$105,663	$91,849
Total expenses	$104,050	$87,577
Income from operations	$1,613	$4,272

The following table presents certain financial information regarding our reportable segments. General and administrative expenses are not allocated to the reportable segments and are included in “All Other”:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Three Months Ended March 31, 2021
Revenue	$74,607	$31,056	$—	$105,663
Segment Adjusted EBITDAR from Operations	$13,791	$8,834	$(6,398)	$16,227
Three Months Ended March 31, 2020
Revenue	$56,762	$35,087	$—	$91,849
Segment Adjusted EBITDAR from Operations	$9,729	$12,397	$(4,782)	$17,344

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations above to income from operations:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Segment Adjusted EBITDAR from Operations(a)	$16,227	$17,344
Less: Depreciation and amortization	1,175	1,021
Rent—cost of services	9,965	9,706
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(b)	112	232
Share-based compensation expense(c)	2,416	1,956
Acquisition related costs(d)	7	—
Transition services costs(f)	902	157
Add: Net loss attributable to noncontrolling interest	(37)	—
Condensed Consolidated Income from Operations	$1,613	$4,272

Note: Beginning in the first quarter of fiscal year 2021, we updated our definition of Segment Adjusted EBITDAR to no longer include an adjustment for COVID-19 expenses offset by the amount of sequestration relief. COVID-19 expenses continue to be part of daily operations for which less specific identification is visible. Furthermore, the sequestration relief has been extended through December 31, 2021. Sequestration relief was $948 for the three months ended March 31, 2021. There was no adjustment for COVID-19 expenses offset by the amount of sequestration relief for the three months ended March 31, 2020.
(a)	Segment Adjusted EBITDAR from Operations is net income/ (loss) attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs, (4) redundant and nonrecurring costs associated with the transition services agreement, and (5) net loss attributable to noncontrolling interest. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(b)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(c)	Share-based compensation expense incurred which is included in cost of services and general and administrative expense.
(d)	Acquisition related costs that are not capitalizable.
(e)	A portion of the costs incurred under the Transition Services Agreement (as defined in Note 3, Related Party Transactions) identified as redundant or nonrecurring that are included in general and administrative expense. Fees incurred under the Transition Services agreement, net of the Company’s payroll reimbursement, were $988 and $1,336 for the three months ended March 31, 2021 and 2020, respectively. During the fourth quarter of fiscal 2020, we updated our Transition service costs adjustment to include duplicate software costs. The prior year transition service costs adjustment has been recast to reflect the change. The adjustment to the prior year transition service costs was $107 for the duplicative software costs for the three months ended March 31, 2020 that were included in the 2020 full year amount in the Company’s as filed Form 10-K.

Performance and Valuation Measures:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Consolidated Non-GAAP Financial Measures:
Performance Metrics
Consolidated EBITDA	$2,825	$5,293
Consolidated Adjusted EBITDA	$6,296	$7,651
Valuation Metric
Consolidated Adjusted EBITDAR	$16,227

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Segment Non-GAAP Measures:(a)
Segment Adjusted EBITDA from Operations
Home health and hospice services	$12,775	$8,892
Senior living services	$(81)	$3,541

(a)	General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss.

The tables below reconciles Consolidated Net Income to the Consolidated Non-GAAP Financial Measures, Consolidated and EBITDA and Consolidated Adjusted EBITDAR, for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Consolidated Net income	$913	$2,980
Less: Net loss attributable to noncontrolling interest	(37)	—
Add: Provision for income taxes	340	889
Interest expense, net	360	403
Depreciation and amortization	1,175	1,021
Consolidated and EBITDA	2,825	5,293
Adjustments to Consolidated EBITDA
Add: Costs at start-up operations(a)	112	232
Share-based compensation expense(b)	2,416	1,956
Acquisition related costs(c)	7	—
Transition services costs(d)	902	157
Rent related to item (a) above	34	13
Consolidated Adjusted EBITDA	6,296	7,651
Rent—cost of services	9,965	9,706
Rent related to item (a) above	(34)	(13)
Adjusted rent—cost of services	9,931	9,693
Consolidated Adjusted EBITDAR	$16,227

Note: Segment Adjusted EBITDAR no longer includes an adjustment for COVID-19 expenses offset by the amount of sequestration relief as they approximate each other. COVID-19 expenses continue to be part of daily operations for which less specific identification is visible. Furthermore, the sequestration relief has been extended through December 31, 2021. Sequestration relief was $948 for the three months ended March 31, 2021. There was no sequestration relief for the three months ended March 31, 2020.

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense incurred which is included in cost of services and general and administrative expense.
(c)	Acquisition related costs that are not capitalizable.
(d)	A portion of the costs incurred under the Transition Services Agreement (as defined in Note 3, Related Party Transactions) identified as redundant or nonrecurring that are included in general and administrative expense. Fees incurred under the Transition Services agreement, net of the Company’s payroll reimbursement, were $988 and $1,336 for the three months ended March 31, 2021 and 2020, respectively. During the fourth quarter of fiscal 2020, we updated our Transition service costs adjustment to include duplicate software costs. The prior year transition service costs adjustment has been recast to reflect the change. The adjustment to the prior year transition service costs was $107 for the duplicative software costs for the three months ended March 31, 2020 that were included in the 2020 full year amount in the Company’s as filed Form 10-K.

The table below reconciles Segment Adjusted EBITDAR from Operations to Segment Adjusted EBITDA from Operations for the periods presented:

	Three Months Ended March 31,
	Home Health and Hospice		Senior Living
	2021	2020	2021	2020
	(In thousands)
Segment Adjusted EBITDAR from Operations	$13,791	$9,729	$8,834	$12,397
Less: Rent—cost of services	1,130	850	8,835	8,856
Rent related to start-up operations	(114)	(13)	80	—
Segment Adjusted EBITDA from Operations	$12,775	$8,892	$(81)	$3,541

The following discussion includes references to certain performance and valuation measures, which are non-GAAP financial measures, including Consolidated EBITDA, Consolidated Adjusted EBITDA, Segment Adjusted EBITDA from Operations, and Consolidated Adjusted EBITDAR (collectively, “Non-GAAP Financial Measures”). Non-GAAP Financial Measures are used in addition to, and in conjunction with, results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. Non-GAAP Financial Measures reflect an additional way of viewing aspects of our operations and company that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, we believe can provide a more comprehensive understanding of factors and trends affecting our business.

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

We believe the following Non-GAAP Financial Measures are useful to investors as key operating performance measures and valuation measures:

Performance Measures:

Consolidated EBITDA

We believe Consolidated EBITDA is useful to investors in evaluating our operating performance because it helps investors evaluate and compare the results of our operations from period to period by removing the impact of our asset base (depreciation and amortization expense) from our operating results.

We calculate Consolidated EBITDA as net income, adjusted for net income (loss) attributable to noncontrolling interest prior to the Spin-Off, before (a) interest expense (b) provision for income taxes and (c) depreciation and amortization.

Consolidated Adjusted EBITDA

We adjust Consolidated EBITDA when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. We believe that the presentation of Consolidated Adjusted EBITDA, when considered with Consolidated EBITDA and GAAP net income is beneficial to an investor’s complete understanding of our operating performance.

We calculate Consolidated Adjusted EBITDA by adjusting Consolidated EBITDA to exclude the effects of non-core business items, which for the reported periods includes, to the extent applicable:

•costs at start-up operations;
•share-based compensation expense;
•acquisition related costs;
•Spin-Off related transaction costs;
•redundant or nonrecurring costs incurred as part of the Transition Services Agreement (as defined in Note 3, Related Party Transactions).

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

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Revenue

	Three Months Ended March 31,
	2021		2020
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$33,204	31.4%	$21,444	23.4%
Hospice	36,914	34.9	30,440	33.1
Home care and other(a)	4,489	4.3	4,878	5.3
Total home health and hospice services	74,607	70.6	56,762	61.8
Senior living services	31,056	29.4	35,087	38.2
Total revenue	$105,663	100.0%	$91,849	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $13.8 million, or 15.0%. This increase was primarily the result of revenue from acquired home health and hospice operations increasing by $12.6 million or 13.7% since March 31, 2020. The remaining revenue growth came from operational performance in our home health and hospice segment, offset by a decrease of $4.0 million in our senior living segment.

Home Health and Hospice Services

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$33,204	$21,444	$11,760	54.8%
Hospice services	36,914	30,440	6,474	21.3
Home care and other	4,489	4,878	(389)	(8.0)
Total home health and hospice revenue	$74,607	$56,762	$17,845	31.4%

	Three Months Ended March 31,
	2021	2020	Change	% Change
Home health services:
Total home health admissions	9,097	6,136	2,961	48.3%
Total Medicare home health admissions	4,498	2,809	1,689	60.1
Average Medicare revenue per 60-day completed episode	$3,461	$3,091	$370	12.0
Hospice services:
Total hospice admissions	2,154	1,676	478	28.5
Average daily census	2,308	1,871	437	23.4
Hospice Medicare revenue per day	$172	$163	$9	5.5
Number of home health and hospice agencies at period end	80	65	15	23.1

Home health and hospice revenue increased $17.8 million, or 31.4%. Revenue grew primarily due to an increase in home health admissions of 48.3% inclusive of total Medicare home health admissions of 60.1%, total hospice admissions of 28.5%, and hospice average daily census of 23.4%. Growth was partially driven by the addition of fifteen home health, hospice and home care operations between March 31, 2020 and March 31, 2021, resulting in an increase of $12.6 million or 22.2% overall, as well as additional revenue due to improved operational performance.

Senior Living Services

	Three Months Ended March 31,
	2021	2020	Change	% Change

Revenue (in thousands)	$31,056	$35,087	$(4,031)	(11.5)%
Number of communities at period end	54	53	1	1.9
Occupancy	72.1%	80.2%	(8.1)%
Average monthly revenue per occupied unit	$3,186	$3,206	$(20)	(0.6)

Senior living revenue decreased $4.0 million, or 11.5%, for the three months ended March 31, 2021 compared to the same period in the prior year due primarily to a decrease in occupancy rates of 8.1%, between March 31, 2020 and March 31, 2021.

Cost of Services

The following table sets forth total cost of services by each of our reportable segments for the periods indicated:

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(In thousands)
Home Health and Hospice	$61,484	$47,388	$14,096	29.7%
Senior Living	22,138	22,801	(663)	(2.9)
Total cost of services	$83,622	$70,189	$13,433	19.1%

Consolidated cost of services increased $13.4 million or 19.1%. Cost of services as a percentage of revenue for the three months ended March 31, 2021 increased by 2.7% to 79.1% from 76.4% compared to the three months ended March 31, 2020.

Home Health and Hospice Services

	Three Months Ended March 31,
	2021	2020	Change	% Change
Cost of service (in thousands)	$61,484	$47,388	$14,096	29.7%
Cost of services as a percentage of revenue	82.4%	83.5%	(1.1)%

Cost of services related to our home health and hospice services segment increased $14.1 million, or 29.7%, primarily due to increased volume of services. Cost of services as a percentage of revenue for the three months ended March 31, 2021 decreased 1.1% compared to the three months ended March 31, 2020, resulting from focusing on managing labor costs and expenses.

Senior Living Services

	Three Months Ended March 31,
	2021	2020	Change	% Change
Cost of service (in thousands)	$22,138	$22,801	$(663)	(2.9)%
Cost of services as a percentage of revenue	71.3%	65.0%	6.3%

Cost of services related to our senior living services segment decreased $0.7 million, or 2.9%. As a percentage of revenue, costs of service increased by 6.3% as a result of a decrease in occupancy without corresponding reduction in operating expenses.

Rent—Cost of Services. Actual rent increased 2.7% from $9.7 million to $10.0 million in the three months ended March 31, 2021 compared to the same period in the prior year, primarily as a result of acquisitions and other lease renewals. As a percentage of revenue, rent—cost of services decreased 1.2% when compared to the three months ended March 31, 2020.

General and Administrative Expense. Our general and administrative expense increased from $6.7 million to $9.3 million primarily due to increased costs of $1.6 million related to building our own information systems support and infrastructure and an increase of $0.5 million from wages for supporting growth in operations for the three months ended March 31, 2021.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat as a percentage of total revenue.

Provision for Income Taxes. Our effective tax rate for the three months ended March 31, 2021 was 27.1% of earnings before income taxes compared with an effective tax rate of 23.0% for the three months ended March 31, 2020. The increase in the effective tax rate was due to an increase in non-deductible expenses including non-deductible compensation., which was partially offset by an increase in excess tax benefits from share-based compensation. See Note 14, Income Taxes, to the Interim Financial Statements included elsewhere in this Quarterly Report filed on Form 10-Q for further discussion.

Liquidity and Capital Resources

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our revolving credit facility.

Revolving Credit Facility

On October 1, 2019, Pennant entered into a credit agreement, with a borrowing capacity of $75.0 million. On February 23, 2021, Pennant entered into an amendment to the Credit Agreement (the “Amended Credit Agreement”), which provides for an increased revolving credit facility with a syndicate of banks with a borrowing capacity of $150.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility is not subject to interim amortization and the Company will not be required to repay any loans under the Revolving Credit Facility prior to maturity in 2026. The Company is permitted to prepay all or any portion of the loans under the Revolving Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders.

The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of March 31, 2021, the Company was compliant with all such financial covenants.

As of March 31, 2021 we had $5.6 million of cash and $119.2 million of available borrowing capacity on our Revolving Credit Facility.

We believe that our existing cash, cash equivalents, cash generated through operations and our access to financing facilities, together with funding through third-party sources such as commercial banks, will be sufficient to fund our operating activities and growth needs, and provide adequate liquidity for the next twelve months.

The following table presents selected data from our condensed consolidated Statement of Cash Flows for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net cash (used in)/ provided by operating activities	$(7,267)	$2,090
Net cash used in investing activities	(3,995)	(6,772)
Net cash provided by financing activities	16,824	9,112
Net increase in cash	5,562	4,430
Cash at beginning of year	43	402
Cash at end of year	$5,605	$4,832

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Our net cash used in operating activities for the three months ended March 31, 2021 decreased by $9.4 million. The decrease was primarily due to a decrease in net income of $2.1 million, a decrease of $3.9 million related to prepaid items, a decrease of $2.5 million related to the timing and payment of accrued wages, and a decrease of $1.5 million related to the timing of rent payments when compared to the three months ended March 31, 2020.

Our net cash used in investing activities for the three months ended March 31, 2021 decreased by $2.8 million compared to the three months ended March 31, 2020, primarily due to an decrease in capital expenditure spending of $2.2 million and a decrease in escrow deposits of $0.7 million because cash paid for escrow deposits related to acquisitions in three months ended March 31, 2021 were paid in the prior quarter.

    Our net cash provided by financing activities increased by approximately $7.7 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to the timing of our borrowings on our Revolving Credit Facility offset by cash payment for deferred financing costs related to the amended credit agreement.

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

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in the 2020 Annual Report risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in the 2020 Annual Report and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

The Pennant Group, Inc.

Dated: May 6, 2021	BY:	/s/ JENNIFER L. FREEMAN
Jennifer L. Freeman
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)