Form 10-Q
period 2021-06-30
Pennant Group, Inc.
filed 2021-08-09
CIK 1766400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2021.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 9, 2021, 28,361,909 shares of the registrant’s common stock were outstanding.

THE PENNANT GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash	$2,879	$43
Accounts receivable—less allowance for doubtful accounts of $914 and $643, respectively	52,136	47,221
Prepaid expenses and other current assets	18,463	12,335
Total current assets	73,478	59,599
Property and equipment, net	17,969	17,884
Right-of-use assets	303,431	308,650
Escrow deposits	—	525
Deferred tax assets	1,987	2,097
Restricted and other assets	5,691	4,289
Goodwill	73,364	66,444
Other indefinite-lived intangibles	53,889	47,488
Total assets	$529,809	$506,976
Liabilities and equity
Current liabilities:
Accounts payable	$8,321	$9,761
Accrued wages and related liabilities	21,856	26,873
Operating lease liabilities—current	15,233	14,106
Other accrued liabilities	37,412	38,275
Total current liabilities	82,822	89,015
Long-term operating lease liabilities—less current portion	291,160	296,615
Other long-term liabilities	7,732	11,897
Long-term debt, net	38,113	8,277
Total liabilities	419,827	405,804
Commitments and contingencies
Equity:
Common stock, $0.001 par value; 100,000 shares authorized; 28,759 and 28,355 shares issued and outstanding, respectively at June 30, 2021, and 28,696 and 28,243 shares issued and outstanding, respectively at December 31, 2020.	28	28
Additional paid-in capital	90,099	84,671
Retained earnings	15,545	11,945
Treasury stock, at cost, 3 shares at June 30, 2021 and December 31, 2020	(65)	(65)
Total Pennant Group, Inc. stockholders’ equity	105,607	96,579
Noncontrolling interest	4,375	4,593
Total equity	109,982	101,172
Total liabilities and equity	$529,809	$506,976

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except for per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue	$110,345	$92,740	$216,008	$184,589

Expense
Cost of services	86,667	68,159	170,289	138,348
Rent—cost of services	10,156	9,767	20,121	19,473
General and administrative expense	8,783	7,538	18,071	14,199
Depreciation and amortization	1,170	1,201	2,345	2,222
Total expenses	106,776	86,665	210,826	174,242
Income from operations	3,569	6,075	5,182	10,347
Other expense:
Other expense	(24)	—	(24)	—
Interest expense, net	(472)	(301)	(832)	(704)
Other expense, net	(496)	(301)	(856)	(704)
Income before provision for income taxes	3,073	5,774	4,326	9,643
Provision for income taxes	604	1,437	944	2,326
Net income	2,469	4,337	3,382	7,317
Less: net loss attributable to noncontrolling interest	(181)	—	(218)	—
Net income and other comprehensive income attributable to The Pennant Group, Inc.	$2,650	$4,337	$3,600	$7,317
Earnings per share:
Basic	$0.09	$0.16	$0.13	$0.26
Diluted	$0.09	$0.15	$0.12	$0.25
Weighted average common shares outstanding:
Basic	28,356	27,952	28,324	27,922
Diluted	30,647	29,662	30,785	29,780

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2020	28,696	$28	$84,671	$11,945	3	$(65)	$4,593	$101,172
Net income attributable to The Pennant Group, Inc.	—	—	—	950	—	—	—	950
Net loss attributable to Non-Controlling Interests	—	—	—	—	—	—	(37)	(37)
Stock-based compensation	—	—	2,416	—	—	—	—	2,416
Issuance of common stock from the exercise of stock options	21	—	218	—	—	—	—	218
Net issuance of restricted stock	3	—	—	—	—	—	—	—
Balance at March 31, 2021	28,720	$28	$87,305	$12,895	3	$(65)	$4,556	$104,719
Net income attributable to The Pennant Group, Inc.	—	—	—	2,650	—	—	—	2,650
Net loss attributable to Non-Controlling Interests	—	—	—	—	—	—	(181)	(181)
Stock-based compensation	—	—	2,499	—	—	—	—	2,499
Issuance of common stock from the exercise of stock options	35	—	295	—	—	—	—	295
Net issuance of restricted stock	4	—	—	—	—	—	—	—
Balance at June 30, 2021	28,759	$28	$90,099	$15,545	3	$(65)	$4,375	$109,982

	Common Stock		Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock		Non-Controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2019	28,435	$28	$74,882	$(3,799)	—	$—	$—	$71,111
Net income attributable to The Pennant Group, Inc.	—	—	—	2,980	—	—	—	2,980
Stock-based compensation	—	—	1,956	—	—	—	—	1,956
Issuance of common stock from the exercise of stock options	38	—	138	—	—	—	—	138
Net issuance of restricted stock	3	—	—	—	—	—	—	—
Balance at March 31, 2020	28,476	$28	$76,976	$(819)	—	$—	$—	$76,185
Net income/ (loss) attributable to The Pennant Group, Inc.	—	—	—	4,337	—	—	—	4,337
Share-based compensation	—	—	1,959	—	—	—	—	1,959
Issuance of common stock from the exercise of stock options	20	—	77	—	—	—	—	77
Net issuance of restricted stock	20	—	—	—	—	—	—	—
Shares of common stock withheld to satisfy tax withholding obligations	(2)	—	—	—	2	(57)	—	(57)
Balance at June 30, 2020	28,514	$28	$79,012	$3,518	$2	$(57)	$—	$82,501

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$3,382	$7,317
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,345	2,222
Amortization of deferred financing fees	229	162
Provision for doubtful accounts	446	282
Share-based compensation	4,915	3,915
Deferred income taxes	111	—
Change in operating assets and liabilities:
Accounts receivable	(5,360)	(2,077)
Prepaid expenses and other assets	(7,221)	(232)
Operating lease obligations	893	2,168
Accounts payable	(1,500)	(2,019)
Accrued wages and related liabilities	(5,017)	(937)
Other accrued liabilities	2,328	4,600
Contract liabilities (CARES Act advance payments)	(7,096)	27,997
Other long-term liabilities	(261)	—
Net cash (used in) provided by operating activities	(11,806)	43,398
Cash flows from investing activities:
Purchase of property and equipment	(2,412)	(5,963)
Cash payments for business acquisitions, net of escrow	(12,800)	(6,868)
Escrow deposits	—	(639)
Other	(265)	(333)
Net cash used in investing activities	(15,477)	(13,803)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	70,500	26,500
Payments on Revolving Credit Facility	(39,500)	(44,500)
Repurchase of shares of common stock to satisfy tax withholding obligations	—	(57)
Payments for deferred financing costs	(1,394)	(26)
Issuance of common stock upon the exercise of options	513	215
Net cash provided by (used in) financing activities	30,119	(17,868)
Net increase in cash	2,836	11,727
Cash beginning of period	43	402
Cash end of period	$2,879	$12,129

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$598	$619
Income taxes	$1,295	$2,430
Lease liabilities	$19,496	$18,462
Right-of-use assets obtained in exchange for new operating lease obligations	$2,872	$3,437
Net non-cash adjustment to right-of-use assets and lease liabilities from lease modifications	$—	$441
Non-cash investing activity:
Capital expenditures	$561	$1,035

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and operational senior living units)

1. DESCRIPTION OF BUSINESS
The Pennant Group, Inc. (herein referred to as “Pennant,” the “Company,” “it,” or “its”), is a holding company with no direct operating assets, employees or revenue. The Company, through its independent operating subsidiaries, provides healthcare services across the post-acute care continuum. As of June 30, 2021, the Company’s subsidiaries operated 86 home health, hospice and home care agencies and 54 senior living communities located in Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming.

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

All intercompany transactions and balances between the various legal entities comprising the Company have been eliminated in consolidation. The Company presents noncontrolling interests within the equity section of its Condensed Consolidated Balance Sheets and the amount of consolidated net income that is attributable to the Company and the noncontrolling interest in its Condensed Consolidated Statements of Income.

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

CARES Act: The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act allowed for deferred payment of the employer-paid portion of social security taxes

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. As of June 30, 2021, the Company deferred approximately $7,836 of the employer-paid portion of social security taxes, of which $3,918 is included in other long-term liabilities and the current portion of $3,918 in accrued wages and related liabilities. The CARES Act also expanded the Centers for Medicare & Medicaid Services’ (“CMS”) ability to provide accelerated/advance payments intended to increase the cash flow of healthcare providers and suppliers impacted by COVID-19. During the prior year, the Company applied for and received $27,997 in funds under the Accelerated and Advance Payment (“AAP”) Program, of which $7,096 had been recouped as of June 30, 2021. See Note 10, Other Accrued Liabilities for further discussion of the AAP.

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

3. RELATED PARTY TRANSACTIONS
The Company leases 31 of its senior living communities from subsidiaries of Ensign, and each of the leases have a term of between 14 and 20 years from the lease commencement date. The total amount of rent expense included in Rent - cost of services paid to subsidiaries of Ensign was $3,173 and $6,246 for the three and six months ended June 30, 2021, respectively, and $3,071 and $6,172 for the three and six months ended June 30, 2020, respectively.

The Company’s subsidiaries received services from Ensign’s subsidiaries. Services included in cost of services were $749 and $1,617 for the three and six months ended June 30, 2021 and $1,166 and $2,188 for the three and six months ended June 30, 2020, respectively.

On October 1, 2019, in connection with the Spin-Off, Pennant entered into several agreements with Ensign that set forth the principal actions taken or to be taken in connection with the Spin-Off and govern the relationship of the parties following the Spin-Off. The Company has incurred costs of $747 and $1,735 for the three and six months ended June 30, 2021, respectively, and $1,525 and $2,861 for the three and six months ended June 30, 2020, respectively, which costs related primarily to administrative support under the Transitions Services Agreement

4. COMPUTATION OF NET INCOME PER COMMON SHARE
Basic net income per share is computed by dividing net income attributable to stockholders of the Company by the weighted average number of outstanding common shares for the period. The computation of diluted net income per share is similar to the computation of basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$2,469	$4,337	$3,382	$7,317
Add: net loss attributable to noncontrolling interests	(181)	—	(218)	—
Net income attributable to The Pennant Group, Inc.	$2,650	$4,337	$3,600	$7,317

Denominator:
Weighted average shares outstanding for basic net income per share	28,356	27,952	28,324	27,922
Plus: assumed incremental shares from exercise of options and assumed conversion or vesting of restricted stock(a)	2,291	1,710	2,461	1,858
Adjusted weighted average common shares outstanding for diluted income per share	30,647	29,662	30,785	29,780

Earnings Per Share:
Basic net income per common share	$0.09	$0.16	$0.13	$0.26
Diluted net income per common share	$0.09	$0.15	$0.12	$0.25

(a)
The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 484 and 380 for the three and six months ended June 30, 2021 and 240 and 102 for the three and six months ended June 30, 2020.

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

Revenue from the Medicare and Medicaid programs accounted for 61.7% and 62.8% of the Company’s revenue, for the three and six months ended June 30, 2021, and 59.4% and 58.7% for the three and six months ended June 30, 2020, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement.

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

Revenue By Payor

Revenue by payor for the three months ended June 30, 2021 and 2020, is summarized in the following tables:

	Three Months Ended June 30, 2021
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$20,498	$33,303	$—	$53,801	48.8%
Medicaid	2,525	2,708	9,004	14,237	12.9
Subtotal	23,023	36,011	9,004	68,038	61.7
Managed care	12,165	725	—	12,890	11.7
Private and other(a)	6,079	102	23,236	29,417	26.6
Total revenue	$41,267	$36,838	$32,240	$110,345	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended June 30, 2020
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$11,808	$28,550	$—	$40,358	43.5%
Medicaid	1,963	3,637	9,155	14,755	15.9
Subtotal	13,771	32,187	9,155	55,113	59.4
Managed care	6,846	397	—	7,243	7.8
Private and other(a)	4,744	39	25,601	30,384	32.8
Total revenue	$25,361	$32,623	$34,756	$92,740	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

Revenue by payor for the six months ended June 30, 2021 and 2020, is summarized in the following tables:

	Six Months Ended June 30, 2021
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$40,828	$66,712	$—	$107,540	49.8%
Medicaid	4,721	5,433	17,936	28,090	13.0
Subtotal	45,549	72,145	17,936	135,630	62.8
Managed care	22,617	1,362	—	23,979	11.1
Private and other(a)	10,794	245	45,360	56,399	26.1
Total revenue	$78,960	$73,752	$63,296	$216,008	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

	Six Months Ended June 30, 2020
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$24,384	$55,230	$—	$79,614	43.1%
Medicaid	3,553	6,966	18,188	28,707	15.6
Subtotal	27,937	62,196	18,188	108,321	58.7
Managed care	13,962	813	—	14,775	8.0
Private and other(a)	9,784	54	51,655	61,493	33.3
Total revenue	$51,683	$63,063	$69,843	$184,589	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

Balance Sheet Impact

Included in the Company’s Condensed Consolidated Balance Sheets are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. As of June 30, 2021, the Company had contract liabilities in the amount of $20,901 related to Advance Payments received in connection with the CARES Act reported in other current liabilities. As further discussed in Note 10, Other Accrued Liabilities, the repayment terms for Medicare advance payments were modified through the passage of the Continuing Appropriations Act, 2021 and Other Extensions Act on October 1, 2020.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounts receivable, net as of June 30, 2021 and December 31, 2020 is summarized in the following table:

	June 30, 2021	December 31, 2020
Medicare	$29,331	$28,569
Medicaid	8,233	7,669
Managed care	10,858	7,590
Private and other	4,628	4,036
Accounts receivable, gross	53,050	47,864
Less: allowance for doubtful accounts	(914)	(643)
Accounts receivable, net	$52,136	$47,221

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

As of June 30, 2021, the Company provided services through 86 affiliated home health, hospice and home care agencies, and 54 affiliated senior living operations. The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. The Company’s Service Center provides various services to all lines of business. The Company does not review assets by segment and therefore assets by segment are not disclosed below.

The CODM uses Segment Adjusted EBITDAR from Operations as the primary measure of profit and loss for the Company's reportable segments and to compare the performance of its operations with those of its competitors. Segment Adjusted EBITDAR from Operations is net income (loss) attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs, (4) redundant and nonrecurring costs associated with the Transition Services Agreement, and (5) net loss attributable to noncontrolling interest. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present certain financial information regarding our reportable segments, general and administrative expenses are not allocated to the reportable segments and are included in “All Other” for the three and six months ended June 30, 2021 and 2020:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Three Months Ended June 30, 2021
Revenue	$78,105	$32,240	$—	$110,345
Segment Adjusted EBITDAR from Operations	$14,931	$9,752	$(6,068)	$18,615
Three Months Ended June 30, 2020
Revenue	$57,984	$34,756	$—	$92,740
Segment Adjusted EBITDAR from Operations	$11,245	$13,492	$(3,999)	$20,738

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Six Months Ended June 30, 2021
Revenue	$152,712	$63,296	$—	$216,008
Segment Adjusted EBITDAR from Operations	$28,722	$18,586	$(12,466)	$34,842
Six Months Ended June 30, 2020
Revenue	$114,746	$69,843	$—	$184,589
Segment Adjusted EBITDAR from Operations	$21,151	$25,989	$(8,781)	$38,359

This following table provides a reconciliation of Segment Adjusted EBITDAR from Operations to income from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Segment Adjusted EBITDAR from Operations	$18,615	$20,738	$34,842	$38,359
Less: Depreciation and amortization	1,170	1,201	2,345	2,222
Rent—cost of services	10,156	9,767	20,121	19,473
Other expense	(24)	—	(24)	—
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(a)	347	473	459	705
Share-based compensation expense(b)	2,499	1,959	4,915	3,915
Acquisition related costs(c)	30	—	37	—
Transition services costs(d)	687	380	1,589	537
Net COVID-19 related costs(e)	—	883	—	1,160
Add: Net loss attributable to noncontrolling interest	(181)	—	(218)	—
Condensed Consolidated Income from Operations	$3,569	$6,075	$5,182	$10,347

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense incurred which is included in cost of services and general and administrative expense.
(c)	Acquisition related costs related to business combinations completed during the periods.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(d)
A portion of the costs incurred under the Transition Services Agreement identified as redundant or nonrecurring that are included in general and administrative expense. Fees incurred under the Transition Services agreement, net of the Company’s payroll reimbursement, were $747 and $1,735 for the three and six months ended June 30, 2021, and $1,525 and $2,861 for the three and six months ended June 30, 2020, respectively. During the fourth quarter of fiscal 2020, we updated our Transition service costs adjustment to include duplicate software costs. The prior year transition service costs adjustment has been recast to reflect the change. The adjustment to the prior year transition service costs was $113 and $220 for the duplicative software costs for the three and six months ended June 30, 2020 that were included in the 2020 full year amount in the Company’s as filed Form 10-K.

(e)
Beginning in the first quarter of fiscal year 2021, we updated our definition of Segment Adjusted EBITDAR to no longer include an adjustment for COVID-19 expenses offset by the amount of sequestration relief. COVID-19 expenses continue to be part of daily operations for which less specific identification is visible. Furthermore, the sequestration relief has been extended through December 31, 2021. Sequestration relief was $870 and $1,818 for the three and six months ended June 30, 2021, respectively.

The 2020 amounts represent incremental costs incurred as part of the Company's response to COVID-19 including direct medical supplies, labor, and other expenses, net of $554 in increased revenue related to the 2% payment increase in Medicare reimbursements for sequestration relief for both the three and six months ended June 30, 2020. The COVID-19 costs do not include $277 in costs for the three months ended March 31, 2020 that were included in the 2020 full year amount.

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

2021 Acquisitions

During the six months ended June 30, 2021, the Company expanded its operations with the addition of five home health, three hospice and two home care agencies. The aggregate purchase price for these acquisitions was $13,385. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction.

The fair value of assets for home health, hospice and home care acquisitions was mostly concentrated in goodwill and intangible assets and as such, these transactions were classified as business combinations in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The purchase price for the business combinations was $12,800, which consisted of equipment and other assets of $64, goodwill of $6,920, and indefinite-lived intangible assets of $5,816 related to Medicare and Medicaid licenses. The Company anticipates that the total goodwill recognized will be fully deductible for tax purposes. There were no material acquisition costs that were expensed related to the business combinations during the six months ended June 30, 2021.

Two of the hospice agencies were acquired Medicare licenses and are considered asset acquisitions. The fair value of assets for the hospice licenses acquired totaled $585 and was allocated to indefinite-lived intangible assets.

2020 Acquisitions

During the six months ended June 30, 2020, the Company expanded its operations with the addition of one home health agency, three hospice agencies, and two senior living communities. The aggregate purchase price for these acquisitions was $7,268. In connection with the addition of the senior living communities, the Company entered into new long-term “triple-net” leases with subsidiaries of Ensign. The addition of these operations added a total of 164 operational senior living units to be operated by the Company’s independent operating subsidiaries. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction.

The fair value of assets for all home health, hospice and home care acquisitions was concentrated in goodwill and as such, these transactions were classified as business combinations in accordance with ASC 805. The purchase price for the business combinations was $7,268, which mostly consisted of equipment of $44, goodwill of $4,139, indefinite-lived intangible assets of $3,166 related to Medicare and Medicaid licenses, net of assumed liabilities of $81. The majority of total goodwill recognized is fully deductible for tax purposes. There were no acquisition costs that were expensed related to the business combinations of home health, hospice, and home care during the six months ended June 30, 2020.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. PROPERTY AND EQUIPMENT—NET
Property and equipment, net consist of the following:

	June 30, 2021	December 31, 2020
Leasehold improvements	$11,091	$9,984
Equipment	23,770	22,420
Furniture and fixtures	1,183	1,186
	36,044	33,590
Less: accumulated depreciation	(18,075)	(15,706)
Property and equipment, net	$17,969	$17,884

Depreciation expense was $1,167 and $2,338 for the three and six months ended June 30, 2021, respectively, and $1,197 and $2,215 for the three and six months ended June 30, 2020, respectively.

The Company measures certain assets at fair value on a non-recurring basis, including long-lived assets, which are evaluated for impairment. Long-lived assets include assets such as property and equipment, operating lease assets and certain intangible assets. The inputs used to determine the fair value of long-lived assets and a reporting unit are considered Level 3 measurements due to their subjective nature. Management has evaluated its long-lived assets and determined there was no impairment during the three and six months ended June 30, 2021 and 2020.

9. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS
The following table represents activity in goodwill by segment for the six months ended June 30, 2021:

	Home Health and Hospice Services	Senior Living Services	Total
December 31, 2020	$62,802	$3,642	$66,444
Additions	6,920	—	6,920
June 30, 2021	$69,722	$3,642	$73,364

Other indefinite-lived intangible assets consist of the following:

	June 30, 2021	December 31, 2020
Trade name	$1,355	$1,355
Medicare and Medicaid licenses	52,534	46,133
Total	$53,889	$47,488

As of June 30, 2021, we evaluated potential triggering events that might be indicators that our goodwill and indefinite lived intangibles were impaired. The Company concluded that the current economic and business conditions did not result in a triggering event requiring a quantitative goodwill impairment analysis. No goodwill or intangible asset impairments were recorded during the three and six months ended June 30, 2021 and 2020.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	June 30, 2021	December 31, 2020
Refunds payable	$2,674	$2,664
Deferred revenue	1,501	1,271
Resident deposits	5,571	5,647
Contract Liabilities (CARES Act advance payments)	20,901	22,771
Property taxes	897	982
Accrued self-insurance liabilities - current portion	2,350	1,354
Other	3,518	3,586
Other accrued liabilities	$37,412	$38,275

Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Deferred revenue occurs when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to residents and a small portion consists of non-refundable deposits recognized into revenue over a period of time. The CARES Act also expanded the ability of CMS to provide accelerated or advance payments intended to increase the cash flow of healthcare providers and suppliers impacted by COVID-19. During the prior year the Company applied for and received $27,997 in funds under the AAP Program. On October 1, 2020, the Continuing Appropriations Act, 2021 and Other Extensions Act (the “CA Act”) was signed into law. Among other things, the CARES Act significantly changed the repayment terms for AAP. In April 2021 CMS began automatic recoupment of these amounts through offsets to new claims. Medicare will automatically recoup 25 percent of Medicare payments for 11 months. At the end of the 11 months and assuming full repayment has not occurred, recoupment will increase to 50 percent for another six months. Any balance outstanding after these two recoupment periods will be subject to repayment at a four percent interest rate. As of June 30, 2021, CMS had recouped $7,096 of the AAP. The Company anticipates completing repayment of the AAP within the allotted recoupment periods.

11. DEBT
Long-term debt, net consists of the following:

	June 30, 2021	December 31, 2020
Revolving Credit Facility	$40,500	$9,500
Less: unamortized debt issuance costs(a)	(2,387)	(1,223)
Long-term debt, net	$38,113	$8,277

(a)
Amortization expense for debt issuance costs was $142 and $229 for the three and six months ended June 30, 2021, respectively, and $80 and $162 for the three and six months ended June 30, 2020, respectively, and is recorded in interest expense, net on the condensed consolidated statements of income.

On February 23, 2021, Pennant entered into an amendment to its existing credit agreement (as amended, the “Credit Agreement”), which provides for an increased revolving credit facility with a syndicate of banks with a borrowing capacity of $150,000 (the “Revolving Credit Facility”). The interest rates applicable to loans under the Revolving Credit Facility are, at the Company’s election, either (i) Adjusted LIBOR (as defined in the Credit Agreement) plus a margin ranging from 2.3% to 3.3% per annum or (ii) Base Rate plus a margin ranging from 1.3% to 2.3% per annum, in each case based on the ratio of Consolidated Total Net Debt to Consolidated EBITDA (each, as defined in the Credit Agreement). In addition, Pennant pays a commitment fee on the undrawn portion of the commitments under the Revolving Credit Facility which ranges from 0.35% to 0.50% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio of the Company and its subsidiaries. The Company is not required to repay any loans under the Credit Agreement prior to maturity in 2026, other than to the extent the outstanding borrowings exceed the aggregate commitments under the Credit Agreement. As of June 30, 2021, the Company’s weighted average interest rate on its outstanding debt was 2.91%. As of June 30, 2021, the Company had available borrowing on the Revolving Credit Facility of $106,164, which is net of outstanding letters of credit of $3,336.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of the Revolving Credit Facility approximates carrying value, due to the short-term nature and variable interest rates. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates.

The Credit Agreement is guaranteed, jointly and severally, by certain of the Company’s independent operating subsidiaries, and is secured by a pledge of stock of the Company's material independent operating subsidiaries as well as a first lien on substantially all of each material operating subsidiary's personal property. The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of June 30, 2021, the Company was compliant with all such financial covenants.

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

Under the Ensign Plans and the Pennant Plans, stock-based payment awards, including employee stock options, restricted stock awards (“RSA”), and restricted stock units (“RSU” and together with RSA, “Restricted Stock”) are issued based on estimated fair value. The following disclosures represent share-based compensation expense relating to employees of the Company’s subsidiaries and non-employee directors who have awards under the Ensign and Pennant Plans.

Total share-based compensation expense for all Plans for the three and six months ended June 30, 2021 and 2020 was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Share-based compensation expense related to stock options	$745	343	$1,382	$632
Share-based compensation expense related to Restricted Stock	1,530	1,542	3,050	3,085
Share-based compensation expense related to Restricted Stock to non-employee directors	224	74	483	198
Total share-based compensation	$2,499	$1,959	$4,915	$3,915

In future periods, the Company estimates it will recognize the following share-based compensation expense for unvested stock options and unvested Restricted Stock, which were unvested as of June 30, 2021:

	Unrecognized Compensation Expense	Weighted Average Recognition Period (in years)
Unvested Stock Options	$12,919	4.1
Unvested Restricted Stock	7,877	1.3
Total unrecognized share-based compensation expense	$20,796

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

The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted:

Grant Year	Options Granted	Risk-Free Interest Rate	Expected Life(a)	Expected Volatility(b)	Dividend Yield	Weighted Average Fair Value of Options
2021	304	1.0%	6.5	38.0%	—%	$15.41
2020	366	0.6%	6.5	35.8%	—%	$8.44

(a)
Under the midpoint method, the expected option life is the midpoint between the contractual option life and the average vesting period for the options being granted. This resulted in an expected option life of 6.5 years for the options granted.

(b)	Because the Company’s equity shares have been traded for a relatively short period of time, expected volatility assumption was based on the volatility of related industry stocks.

The following table represents the employee stock option activity during the six months ended June 30, 2021:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
December 31, 2020	1,982	$17.48	615	$7.52
Granted	304	39.32
Exercised	(56)	9.14
Forfeited & Expired	(50)	23.07
June 30, 2021	2,180	$20.61	687	$8.96

Restricted Stock

A summary of the status of Pennant’s non-vested Restricted Stock, and changes during the six months ended June 30, 2021, is presented below:

	Non-Vested Restricted Stock	Weighted Average Grant Date Fair Value
December 31, 2020	1,635	$14.80
Granted	10	49.58
Vested	(65)	16.92
Forfeited	(3)	14.55
June 30, 2021	1,577	$14.93

13. LEASES
The Company’s independent operating subsidiaries lease 54 senior living communities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 21 years. Most of these leases contain renewal options, most involve rent increases and none contain purchase options. The lease term excludes lease renewals because the renewal rents are not at a bargain, there are no economic penalties for the Company to renew the lease, and it is not reasonably certain that the Company will exercise the extension options. As of June 30, 2021, the Company’s independent operating subsidiaries leased 31 communities from subsidiaries of Ensign (the “Ensign Leases”) under a master lease arrangement. The existing leases with subsidiaries of Ensign are generally for initial terms of between 14 to 20 years. In addition to rent, each of the operating companies are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all community maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties.

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

The components of operating lease cost, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Lease Costs:
Facility Rent—cost of services	$8,957	$8,892	$17,792	$17,748
Office Rent—cost of services	1,199	949	2,329	1,799
Sublease Income	—	(74)	—	(74)
Rent—cost of services	$10,156	$9,767	$20,121	$19,473

General and administrative expense	$77	$27	$141	$57
Variable lease cost (a)	$1,490	$1,347	$2,989	$2,676

(a)
Represents variable lease cost for operating leases, which costs include property taxes and insurance, common area maintenance, and consumer price index increases, incurred as part of our triple net lease, and which is included in cost of services for the three and six months ended June 30, 2021 and 2020.

The following table shows the lease maturity analysis for all leases as of June 30, 2021, for the years ended December 31:

Year	Amount
2021 (Remainder)	$19,603
2022	38,630
2023	37,673
2024	36,663
2025	35,739
Thereafter	356,870
Total lease payments	525,178
Less: present value adjustments	(218,785)
Present value of total lease liabilities	306,393
Less: current lease liabilities	(15,233)
Long-term operating lease liabilities	$291,160

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at each lease’s commencement date to determine each lease's operating lease liability. As of June 30, 2021, the weighted average remaining lease term is 14.5 years and the weighted average discount rate is 8.2%.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. INCOME TAXES
The Company recorded income tax expense of $604 and $944 or 19.7% and 21.8% of earnings before income taxes for the three and six months ended June 30, 2021, respectively and income tax expense of $1,437 and $2,326 or 24.9% and 24.1% of earnings before income taxes for the three and six months ended June 30, 2020, respectively. The effective tax rate for both three and six month periods includes excess tax benefits from share-based compensation which were offset by non-deductible expenses including non-deductible compensation.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Under the Fraud Enforcement and Recovery Act (“FERA”) and its associated rules, healthcare providers face significant penalties for the knowing retention of government overpayments, even if no false claim was involved. Providers have an obligation to proactively exercise “reasonable diligence” to identify overpayments and return those overpayments to CMS within 60 days of “identification” or the date any corresponding cost report is due, whichever is later. Retention of overpayments beyond this period may create liability under the FCA. In addition, FERA protects whistleblowers (including employees, contractors, and agents) from retaliation.

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

Medicare Revenue Recoupments - The Company is subject to probe reviews relating to Medicare services, billings and potential overpayments by Unified Program Integrity Contractors (“UPIC”), Recovery Audit Contractors (“RAC”), Zone Program Integrity Contractors (“ZPIC”), Program Safeguard Contractors (“PSC”), Supplemental Medical Review Contractors (“SMRC”) and Medicaid Integrity Contributors (“MIC”) programs, each of the foregoing collectively referred to as “Reviews.” As of June 30, 2021, eight of the Company’s independent operating subsidiaries had Reviews scheduled, on appeal or in dispute resolution process, both pre- and post-payment. If an operation fails an initial or subsequent Review, the operation could then be subject to extended Review, suspension of payment, or extrapolation of the identified error rate to all billing in the same time period. As of June 30, 2021, and through the filing of this Quarterly Report on Form 10-Q, the Company’s independent operating subsidiaries have responded to the Reviews that are currently ongoing, on appeal or in dispute resolution process and the Company has no material probable or estimable contingencies.

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

Concentrations

Credit Risk - The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s gross receivables from the Medicare and Medicaid programs accounted for approximately 70.8% and 75.7% of its total gross accounts receivable as of June 30, 2021 and December 31, 2020, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 61.7% and 62.8% for the three and six months ended June 30, 2021, and 59.4% and 58.7% of the Company’s revenue for the three and six months ended June 30, 2020.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the Interim Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Quarterly Report”). The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), which discusses our business and related risks in greater detail, as well as subsequent reports we may file from time to time on Form 10-K, Form 10-Q and 8-K, for additional information. The section entitled “Risk Factors” filed within our 2020 Annual Report describes some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Quarterly Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

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

Overview

We are a leading provider of high-quality healthcare services to patients of all ages, including the growing senior population, in the United States. We strive to be the provider of choice in the communities we serve through our innovative operating model. We operate in multiple lines of businesses including home health, hospice and senior living services across Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. As of June 30, 2021, our home health and hospice business provided home health, hospice and home care services from 86 agencies operating across these 14 states, and our senior living business operated 54 senior living communities throughout seven states.

The following table summarizes our affiliated home health and hospice agencies and senior living communities as of:

	December 31,								June 30,
	2013	2014	2015	2016	2017	2018	2019	2020	2021
Home health and hospice agencies	16	25	32	39	46	54	63	76	86
Senior living communities	12	15	36	36	43	50	52	54	54
Senior living units	1,256	1,587	3,184	3,184	3,434	3,820	3,963	4,127	4,127
Total number of home health, hospice, and senior living operations	28	40	68	75	89	104	115	130	140

COVID-19

We have been, and we expect to continue to be, impacted by several factors related to the viral disease known as COVID-19 (“COVID-19”) that may cause actual results to differ from our historical results or current expectations. Due to the COVID-19 pandemic, the results presented in this report are not necessarily indicative of future operating results. The situation surrounding COVID-19 remains fluid. We are actively managing our response in collaboration with government officials, team members and business partners, and we are assessing potential impacts to our financial position and operating results, as well as adverse developments in our business.

Senior Living Segment

COVID-19 continues to impact all aspects of our senior living business and geographies, including impacts on our residents, team members, vendors and business partners. During the second quarter of 2021, we saw our occupancy begin to improve each month, although our overall senior living occupancy has decreased since the onset of the COVID-19 pandemic due to a greater number of move outs net of move ins. We cannot be sure if or when the occupancy levels in our senior living communities will improve over multiple measurement periods or return to pre-pandemic levels. In addition, the decrease in occupancy across the senior living industry has caused some other operators to offer potential residents rent discounts or other incentives, which has impacted our ability to maintain or increase rental rates at some of our communities.

We have experienced and expect to continue to see increased labor costs due to increased overtime and premium pay and the increased need for temporary labor to supplement our existing staffing. We are monitoring the ongoing impact of our COVID-19 response actions on our revenue and expenses. However, the extent to which COVID-19 will continue to impact our operations will depend on future developments, which remain uncertain and cannot be predicted with confidence, including the pace of spread and impact of the B.1.617.2 variant of COVID-19 (the “Delta variant”) and other potential variant strains, and the actions taken to contain COVID-19 or treat its impact, among others.

Recent Activities

Acquisitions. During the six months ended June 30, 2021, we expanded our operations with the addition of five home health, three hospice and two home care agencies. We entered into a separate operations transfer agreement with each respective prior operator as a part of each transaction. The aggregate purchase price for these acquisitions was $13.4 million. For further discussion of our acquisitions, see Note 7, Acquisitions, in the Notes to the Interim Financial Statements.

Trends

In the second quarter we experienced an increase in all of our key metrics in our home health and hospice businesses. Since the pandemic began and until the first quarter of 2021, we experienced a steady decline in senior living occupancy as move-ins declined relative to move-outs due to the pandemic. During the second quarter of 2021, we began to experience a slight increase in our senior living occupancy. We cannot be sure when the occupancy levels in our senior living communities will improve over consecutive measurement periods or return to pre-pandemic levels. As uncertainty regarding the COVID-19 pandemic persists, if there is a resurgence in cases, or if variant strains aggressively emerge, we could see a more prolonged recovery. For further discussion of trends related to COVID-19, see COVID-19 above.

When we acquire turnaround or start-up operations, we expect that our combined metrics may be impacted. We expect these metrics to vary from period to period based upon the maturity of the operations within our portfolio. We have generally experienced lower occupancy rates and higher costs at our senior living communities and lower census and higher costs at our home health and hospice agencies for recently acquired operations; as a result, we generally anticipate lower and/or fluctuating consolidated and segment margins during years of acquisition growth.

Government Regulation

We have disclosed under the heading “Government Regulation” in the 2020 Annual Report a summary of regulations that we believe materially affect our business, financial condition or results of operations. Since the time of the filing of the 2020 Annual Report, the following regulations have been updated.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States and subsequent regulatory actions. The CARES Act contained provisions for accelerated or advance Medicare payments (“AAP”) to provide supporting cash flow to providers and suppliers combating the effects of the COVID-19 pandemic. We applied for and received $28.0 million in the prior year. These funds are subject to automatic recoupment through offsets to new claims beginning one year after payment were issued. In April, 2021, CMS began to automatically recoup 25 percent of Medicare payments, which will continue for 11 months. At the end of the 11 months, assuming full repayment has not occurred, recoupment will increase to 50 percent for another six months. Any balance outstanding after these two recoupment periods will be subject to repayment at a four percent interest rate. We anticipate completing repayment of the AAP within the allotted recoupment periods.

The CARES Act temporarily suspended the 2% sequestration payment adjustment on Medicare fee-for-service payment beginning May 1, 2020 until December 31, 2020. The suspension was initially extended to go through March 31, 2021, and in April 2021 was extended through December 31, 2021. We recognized $0.9 million and $1.8 million in revenue related to the suspension of sequestration for the three and six months ended June 30, 2021, exclusive of our start-up operations. Further, the CARES Act payroll tax deferral program allowed employers to defer the deposit and payment of the employer’s portion of social security taxes that otherwise would be due between March 27, 2020, and December 31, 2020. The CARES Act permits employers to deposit half of these deferred payments by the end of 2021 and the other half by the end of 2022. We deferred approximately $7.8 million of the employer-paid portion of social security taxes, of which $3.9 million is included in other long-term liabilities and the current portion of $3.9 million in accrued wages and related liabilities.

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
The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Home health services:
Total home health admissions	10,069	5,259	19,166	11,395
Total Medicare home health admissions	4,406	2,459	8,904	5,268
Average Medicare revenue per 60-day completed episode	$3,441	$3,412	$3,424	$3,232
Hospice services:
Total hospice admissions	2,047	1,954	4,201	3,630
Average hospice daily census	2,296	1,979	2,301	1,925
Hospice Medicare revenue per day	$171	$164	$172	$163

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
The following table summarizes our senior living statistics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Occupancy	72.7%	78.5%	72.4%	79.3%
Average monthly revenue per occupied unit	$3,176	$3,204	$3,181	$3,205

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

CMS has established a two-tiered payment system for RHC. Hospices are reimbursed at a higher rate for RHC services provided from days of service one through 60 and a lower rate for all subsequent days of service. CMS also provides for a Service Intensity Add-On, which increases payments for certain RHC services provided by registered nurses and social workers to hospice patients during the final seven days of life.

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

Senior Living Services. As of June 30, 2021, we provided assisted living, independent living and memory care services in 54 communities. Within our senior living operations, we generate revenue primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs.

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenue	100.0%	100.0%	100.0%	100.0%
Expense:
Cost of services	78.5	73.5	78.8	74.9
Rent—cost of services	9.2	10.5	9.3	10.5
General and administrative expense	8.0	8.1	8.4	7.7
Depreciation and amortization	1.1	1.3	1.1	1.2
Total expenses	96.8	93.4	97.6	94.3
Income from operations	3.2	6.6	2.4	5.7
Other income (expense):
Other income	—	—	—	—
Interest expense, net	(0.4)	(0.4)	(0.4)	(0.4)
Other expense, net	(0.4)	(0.4)	(0.4)	(0.4)
Income before provision for income taxes	2.8	6.2	2.0	5.3
Provision for income taxes	0.6	1.5	0.4	1.3
Net income	2.2	4.7	1.6	4.0
Less: net loss attributable to noncontrolling interest	(0.2)	—	(0.1)	—
Net income attributable to Pennant	2.4%	4.7%	1.7%	4.0%

The following table presents our consolidated GAAP Financial measures for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Consolidated GAAP Financial Measures:
Total revenue	$110,345	$92,740	$216,008	$184,589
Total expenses	$106,776	$86,665	$210,826	$174,242
Income from operations	$3,569	$6,075	$5,182	$10,347

The following tables present certain financial information regarding our reportable segments. General and administrative expenses are not allocated to the reportable segments and are included in “All Other”:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Three Months Ended June 30, 2021
Revenue	$78,105	$32,240	$—	$110,345
Segment Adjusted EBITDAR from Operations	$14,931	$9,752	$(6,068)	$18,615
Three Months Ended June 30, 2020
Revenue	$57,984	$34,756	$—	$92,740
Segment Adjusted EBITDAR from Operations	$11,245	$13,492	$(3,999)	$20,738

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Six Months Ended June 30, 2021
Revenue	$152,712	$63,296	$—	$216,008
Segment Adjusted EBITDAR from Operations	$28,722	$18,586	$(12,466)	$34,842
Six Months Ended June 30, 2020
Revenue	$114,746	$69,843	$—	$184,589
Segment Adjusted EBITDAR from Operations	$21,151	$25,989	$(8,781)	$38,359

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations to Condensed Consolidated Income from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Segment Adjusted EBITDAR from Operations(a)	$18,615	$20,738	$34,842	$38,359
Less: Depreciation and amortization	1,170	1,201	2,345	2,222
Rent—cost of services	10,156	9,767	20,121	19,473
Other Expense	(24)	—	(24)	—
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(b)	347	473	459	705
Share-based compensation expense(c)	2,499	1,959	4,915	3,915
Acquisition related costs(d)	30	—	37	—
Transition services costs(e)	687	380	1,589	537
Net COVID-19 related costs(f)	—	883	—	1,160
Add: Net loss attributable to noncontrolling interest	(181)	—	(218)	—
Condensed Consolidated Income from Operations	$3,569	$6,075	$5,182	$10,347

(a)	Segment Adjusted EBITDAR from Operations is net income (loss) attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs, (4) redundant and nonrecurring costs associated with the Transition Services Agreement, and (5) net loss attributable to noncontrolling interest. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(b)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(c)	Share-based compensation expense incurred which is included in cost of services and general and administrative expense.
(d)	Acquisition related costs related to business combinations completed during the periods.
(e)	A portion of the costs incurred under the Transition Services Agreement identified as redundant or nonrecurring that are included in general and administrative expense. Fees incurred under the Transition Services agreement, net of the Company’s payroll reimbursement, were $747 and $1,735 for the three and six months ended June 30, 2021, and $1,525 and $2,861 for the three and six months ended June 30, 2020, respectively. During the fourth quarter of fiscal 2020, we updated our Transition service costs adjustment to include duplicate software costs. The prior year transition service costs adjustment has been recast to reflect the change. The adjustment to the prior year transition service costs was $113 and $220 for the duplicative software costs for the three and six months ended June 30, 2020 that were included in the 2020 full year amount in the Company’s as filed Form 10-K.
(f)	Beginning in the first quarter of fiscal year 2021, we updated our definition of Segment Adjusted EBITDAR to no longer include an adjustment for COVID-19 expenses offset by the amount of sequestration relief. COVID-19 expenses continue to be part of daily operations for which less specific identification is visible. Furthermore, the sequestration relief has been extended through December 31, 2021. Sequestration relief was $870 and $1,818 for the three and six months ended June 30, 2021, respectively.

The 2020 amounts represent incremental costs incurred as part of the Company's response to COVID-19 including direct medical supplies, labor, and other expenses, net of $554 in increased revenue related to the 2% payment increase in Medicare reimbursements for sequestration relief for both the three and six months ended June 30, 2020. The COVID-19 costs do not include $277 in costs for the three months ended March 31, 2020 that were included in the 2020 full year amount.
Performance and Valuation Measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Consolidated Non-GAAP Financial Measures:
Performance Metrics
Consolidated EBITDA	$4,896	$7,276	$7,721	$12,569
Consolidated Adjusted EBITDA	$8,624	$11,007	$14,920	$18,935
Valuation Metric
Consolidated Adjusted EBITDAR	$18,615		$34,842

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Segment Non-GAAP Measures:(a)
Segment Adjusted EBITDA from Operations
Home health and hospice services	$13,867	$10,387	$26,642	$19,456
Senior living services	$825	$4,619	$744	$8,260

(a)	General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss.

The tables below reconcile Consolidated net income to the consolidated Non-GAAP financial measures, Consolidated and Consolidated Adjusted EBITDA, and to the Non-GAAP valuation measure, Consolidated Adjusted EBITDAR, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Consolidated Net income	$2,469	$4,337	$3,382	$7,317
Less: Net loss attributable to noncontrolling interest	(181)	—	(218)	—
Add: Provision for income taxes	604	1,437	944	2,326
Interest expense, net	472	301	832	704
Depreciation and amortization	1,170	1,201	2,345	2,222
Consolidated EBITDA	4,896	7,276	7,721	12,569
Adjustments to Consolidated EBITDA
Add: Costs at start-up operations(a)	347	473	459	705
Share-based compensation expense(b)	2,499	1,959	4,915	3,915
Acquisition related costs(c)	30	—	37	—
Transition services costs(d)	687	380	1,589	537
Net COVID-19 related costs(e)	—	883	—	1,160
Rent related to item (a) above	165	36	199	49
Consolidated Adjusted EBITDA	8,624	11,007	14,920	18,935
Rent—cost of services	10,156	9,767	20,121	19,473
Rent related to item (a) above	(165)	(36)	(199)	(49)
Adjusted rent—cost of services	9,991	9,731	19,922	19,424
Consolidated Adjusted EBITDAR	$18,615		$34,842

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense incurred which is included in cost of services and general and administrative expense.
(c)	Acquisition related costs related to business combinations completed during the periods.
(d)	A portion of the costs incurred under the Transition Services Agreement identified as redundant or nonrecurring that are included in general and administrative expense. Fees incurred under the Transition Services agreement, net of the Company’s payroll reimbursement, were $747 and $1,735 for the three and six months ended June 30, 2021, and $1,525 and $2,861 for the three and six months ended June 30, 2020, respectively. During the fourth quarter of fiscal 2020, we updated our Transition service costs adjustment to include duplicate software costs. The prior year transition service costs adjustment has been recast to reflect the change. The adjustment to the prior year transition service costs was $113 and $220 for the duplicative software costs for the three and six months ended June 30, 2020 that were included in the 2020 full year amount in the Company’s as filed Form 10-K.
(e)	Beginning in the first quarter of fiscal year 2021, we updated our definition of Segment Adjusted EBITDAR to no longer include an adjustment for COVID-19 expenses offset by the amount of sequestration relief. COVID-19 expenses continue to be part of daily operations for which less specific identification is visible. Furthermore, the sequestration relief has been extended through December 31, 2021. Sequestration relief was $870 and $1,818 for the three and six months ended June 30, 2021, respectively.

The 2020 amounts represent incremental costs incurred as part of the Company's response to COVID-19 including direct medical supplies, labor, and other expenses, net of $554 in increased revenue related to the 2% payment increase in Medicare reimbursements for sequestration relief for both the three and six months ended June 30, 2020. The COVID-19 costs do not include $277 in costs for the three months ended March 31, 2020 that were included in the 2020 full year amount.

The tables below reconcile Segment Adjusted EBITDAR from Operations to Segment Adjusted EBITDA from Operations for the periods presented:

	Three Months Ended June 30,
	Home Health and Hospice		Senior Living
	2021	2020	2021	2020
	(In thousands)
Segment Adjusted EBITDAR from Operations	$14,931	$11,245	$9,752	$13,492
Less: Rent—cost of services	1,199	874	8,957	8,893
Rent related to start-up operations	(135)	(16)	(30)	(20)
Segment Adjusted EBITDA from Operations	$13,867	$10,387	$825	$4,619

	Six Months Ended June 30,
	Home Health and Hospice		Senior Living
	2021	2020	2021	2020
	(In thousands)
Segment Adjusted EBITDAR from Operations	$28,722	$21,151	$18,586	$25,989
Less: Rent—cost of services	2,329	1,724	17,792	17,749
Rent related to start-up operations	(249)	(29)	50	(20)
Segment Adjusted EBITDA from Operations	$26,642	$19,456	$744	$8,260

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

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Revenue

	Three Months Ended June 30,
	2021		2020
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$35,287	32.0%	$20,824	22.4%
Hospice	36,838	33.4	32,623	35.2
Home care and other(a)	5,980	5.4	4,537	4.9
Total home health and hospice services	78,105	70.8	57,984	62.5
Senior living services	32,240	29.2	34,756	37.5
Total revenue	$110,345	100.0%	$92,740	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $17.6 million, or 19.0% during the three months ended June 30, 2021. We experienced growth of $4.1 million from increased operational performance in our Home Health and Hospice segments as detailed below. Quarter-to-date revenue from acquired operations between June 30, 2020 and June 30, 2021 resulted in adding $13.5 million or 14.5%.

Home Health and Hospice Services

	Three Months Ended June 30,
	2021	2020	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$35,287	$20,824	$14,463	69.5%
Hospice services	36,838	32,623	4,215	12.9
Home care and other	5,980	4,537	1,443	31.8
Total home health and hospice revenue	$78,105	$57,984	$20,121	34.7%

	Three Months Ended June 30,
	2021	2020	Change	% Change
Home health services:
Total home health admissions	10,069	5,259	4,810	91.5%
Total Medicare home health admissions	4,406	2,459	1,947	79.2
Average Medicare revenue per 60-day completed episode(a)	$3,441	$3,412	$29	0.8
Hospice services:
Total hospice admissions	2,047	1,954	93	4.8
Average daily census	2,296	1,979	317	16.0
Hospice Medicare revenue per day	$171	$164	$7	4.3
Number of home health and hospice agencies at period end	86	67	19	28.4

(a)	Recast prior period based upon current methodology.

Home health and hospice revenue increased $20.1 million, or 34.7%. Revenue grew due to an increase in all key performance indicators, including an increase of 91.5% in total home health admissions, an increase of 79.2% in Medicare home health admissions, an increase of 4.8% in total hospice admissions, and an increase of 16.0% in hospice average daily census during the three months ended June 30, 2021 in comparison to the prior year’s quarter. Growth was partially driven by the addition of nineteen home health, hospice and home care operations between June 30, 2020 and June 30, 2021, adding $13.5 million or 23.3% in revenue along with additional revenue due to the sequestration suspension in the current year.

Senior Living Services

	Three Months Ended June 30,
	2021	2020	Change	% Change

Revenue (in thousands)	$32,240	$34,756	$(2,516)	(7.2)%
Number of communities at period end	54	54	—	—
Occupancy	72.7%	78.5%	(5.8)%
Average monthly revenue per occupied unit	$3,176	$3,204	$(28)	(0.9)

Senior living revenue decreased $2.5 million, or 7.2%, for the three months ended June 30, 2021 compared to the same period in the prior year due primarily to a 5.8% decrease in occupancy between June 30, 2020 and June 30, 2021.

Cost of Services

The following table sets forth total cost of services by each of our reportable segments for the periods indicated:

	Three Months Ended June 30,
	2021	2020	Change	% Change
	(In thousands)
Home Health and Hospice	$64,107	$46,109	$17,998	39.0%
Senior Living	22,560	22,050	510	2.3
Total cost of services	$86,667	$68,159	$18,508	27.2%

Total consolidated cost of services increased $18.5 million or 27.2% for the three months ended June 30, 2021 when compared to the three months ended June 30, 2020. Cost of services as a percentage of revenue increased by 5.0% from 73.5% to 78.5% for the three months ended June 30, 2021 when compared to the three months ended June 30, 2020.

Home Health and Hospice Services

	Three Months Ended June 30,
	2021	2020	Change	% Change
	(In thousands)
Cost of service	$64,107	$46,109	$17,998	39.0%
Cost of services as a percentage of revenue	82.1%	79.5%	2.6%

Cost of services related to our home health and hospice services segment increased $18.0 million, or 39.0%, primarily due to increased volume of services provided and increased labor costs. Cost of services as a percentage of revenue for the three months ended June 30, 2021 increased 2.6% from 79.5% to 82.1% for the three months ended June 30, 2021 when compared to the three months ended June 30, 2020. Wage costs show an increase over the prior year due to challenges in the staffing environment resulting in higher overtime and per hour wages.

Senior Living Services

	Three Months Ended June 30,
	2021	2020	Change	% Change
	(In thousands)
Cost of service	$22,560	$22,050	$510	2.3%
Cost of services as a percentage of revenue	70.0%	63.4%	6.6%

Cost of services related to our senior living services segment increased $0.5 million, or 2.3%. As a percentage of revenue, costs of service increased by 6.6% from 63.4% to 70.0% for the three months ended June 30, 2021 when compared to the three months ended June 30, 2020, primarily as a result of a decrease in occupancy while maintaining levels of cost in operating expenses. Fixed costs have remained intact to facilitate recovery.

Rent—Cost of Services. Rent expense increased 4.0% from $9.8 million to $10.2 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily as a result of adjustments due to CPI increases, acquisitions and other lease renewals. Rent as a percentage of total revenue decreased 1.3% from 10.5% to 9.2% in the three months ended June 30, 2021.

General and Administrative Expense. Our general and administrative expense increased $1.3 million or 17.8% from $7.5 million to $8.8 million for the three months ended June 30, 2021 when compared to the three months ended June 30, 2020. General and administrative expense as a percentage of revenue decreased 0.1% from 8.1% to 8.0% as a result of growth in revenue outpacing growth in expense. The increase in general and administrative expense was primarily due to nonrecurring costs of $0.7 million related to transition services costs and $0.6 million related to continued operational support of our own information systems infrastructure during the three months ended June 30, 2021 when compared to the three months ended June 30, 2020.

Depreciation and Amortization. Depreciation and amortization expense decreased slightly as a percentage of total revenue.

Provision for Income Taxes. Our effective tax rate for the three months ended June 30, 2021 was 19.7% of earnings before income taxes compared with an effective tax rate of 24.9% for the three months ended June 30, 2020. See Note 14, Income Taxes, to the Interim Financial Statements included elsewhere in this Quarterly Report for further discussion.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Revenue

	Six Months Ended June 30,
	2021		2020
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$68,491	31.7%	$42,268	22.9%
Hospice	73,752	34.1	63,063	34.2
Home care and other(a)	10,469	4.9	9,415	5.1
Total home health and hospice services	152,712	70.7	114,746	62.2
Senior living services	63,296	29.3	69,843	37.8
Total revenue	$216,008	100.0%	$184,589	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $31.4 million, or 17.0% during the six months ended June 30, 2021. This increase was primarily the result of revenue from acquired home health and hospice operations increasing by $25.5 million or 13.8% since June 30, 2020. The remaining increase in revenue came due to organic growth from operational performance in our home health and hospice segment, offset by a decrease of $6.5 million in our senior living segment.

Home Health and Hospice Services

	Six Months Ended June 30,
	2021	2020	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$68,491	$42,268	$26,223	62.0%
Hospice services	73,752	63,063	10,689	16.9
Home care and other	10,469	9,415	1,054	11.2
Total home health and hospice revenue	$152,712	$114,746	$37,966	33.1%

	Six Months Ended June 30,
	2021	2020	Change	% Change
Home health services:
Total home health admissions	19,166	11,395	7,771	68.2%
Total Medicare home health admissions	8,904	5,268	3,636	69.0
Average Medicare revenue per 60-day completed episode	$3,424	$3,232	$192	5.9
Hospice services:
Total hospice admissions	4,201	3,630	571	15.7
Average daily census	2,301	1,925	376	19.5
Hospice Medicare revenue per day	$172	$163	$9	5.5
Number of home health and hospice agencies at period end	86	67	19	28.4

Home health and hospice revenue increased $38.0 million, or 33.1% during the six months ended June 30, 2021. Revenue grew primarily due to an increase of 68.2% in home health admissions, (inclusive of total Medicare home health admissions increase of 69.0%), an increase of 15.7% in total hospice admissions, and an increase of 19.5% in hospice average daily census during the six months ended June 30, 2021 when compared to the six months ended June 30, 2020. Growth was primarily driven by the addition of $25.5 million in revenue from the acquisition of nineteen home health, hospice and home care operations from June 30, 2020 through June 30, 2021, as well as additional revenue due to an increase in operational performance metrics compared to the prior year.

Senior Living Services

	Six Months Ended June 30,
	2021	2020	Change	% Change

Revenue (in thousands)	$63,296	$69,843	$(6,547)	(9.4)%
Number of communities at period end	54	54	—	—
Occupancy	72.4%	79.3%	(6.9)%
Average monthly revenue per occupied unit	$3,181	$3,205	$(24)	(0.7)

Senior living revenue decreased $6.5 million, or 9.4%, for the six months ended June 30, 2021 compared to the same period in the prior year due primarily to a 6.9% decrease in occupancy in occupancy between June 30, 2020 and June 30, 2021

Cost of Services

	Six Months Ended June 30,
	2021	2020	Change	% Change
	(In thousands)
Home Health and Hospice	$125,593	$93,497	$32,096	34.3%
Senior Living	44,696	44,851	(155)	(0.3)
Total cost of services	$170,289	$138,348	$31,941	23.1%

Consolidated cost of services increased $31.9 million or 23.1% during the six months ended June 30, 2021. Cost of services as a percentage of revenue for the six months ended June 30, 2021 increased by 3.9% to 78.8% from 74.9% compared to the six months ended June 30, 2020.

Home Health and Hospice Services

	Six Months Ended June 30,
	2021	2020	Change	% Change
Cost of service (in thousands)	$125,593	$93,497	$32,096	34.3%
Cost of services as a percentage of revenue	82.2%	81.5%	0.7%

Cost of services related to our home health and hospice services segment increased $32.1 million, or 34.3%, primarily due to increased volume of services due to acquisitions and organic growth. Cost of services as a percentage of revenue for the six months ended June 30, 2021 increased 0.7% compared to the six months ended June 30, 2020. Wage costs show an increase over the prior year due to challenges in the staffing environment resulting in higher overtime and per hour wages

Senior Living Services

	Six Months Ended June 30,
	2021	2020	Change	% Change
Cost of service (in thousands)	$44,696	$44,851	$(155)	(0.3)%
Cost of services as a percentage of revenue	70.6%	64.2%	6.4%

Cost of services related to our senior living services segment decreased $0.2 million, or 0.3% during the six months ended June 30, 2021. As a percentage of revenue, costs of service increased by 6.4% from 64.2% to 70.6% during the six months ended June 30, 2021 when compared to the six months ended June 30, 2020, as a result of a decrease in occupancy while maintaining levels of cost in operating expenses in anticipation of occupancy rebound. Fixed costs have remained intact to facilitate recovery.

Rent—Cost of Services. Rent increased 3.3% from $19.5 million to $20.1 million in the six months ended June 30, 2021 compared to the same period in the prior year, primarily as a result of adjustments due to CPI increases, acquisitions and other lease renewals. As a percentage of revenue, rent—cost of services decreased 1.2% when compared to the six months ended June 30, 2020.

General and Administrative Expense. Our general and administrative expense increased $3.9 million or 27.3% from $14.2 million to $18.1 million for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020. The increase in general and administrative expense was primarily due to increased costs of $1.6 million non-recurring costs related to transition services costs and $1.2 million related to continued operational support of our own information systems infrastructure during the six months ended June 30, 2021 and an increase of $1.2 million from wages for additional personnel to support the new systems and the growth in operations for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020.

Depreciation and Amortization. Depreciation and amortization expense decreased slightly as a percentage of total revenue.

Provision for Income Taxes. Our effective tax rate for the six months ended June 30, 2021 was 21.8% of earnings before income taxes compared with an effective tax rate of 24.1% for the six months ended June 30, 2020. The decrease in the effective tax rate was due to an increase in excess tax benefits from share-based compensation, which was partially offset by an increase in non-deductible expenses including non-deductible compensation. See Note 14, Income Taxes, to the Interim Financial Statements included elsewhere in this Quarterly Report for further discussion.

Liquidity and Capital Resources

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our revolving credit facility.

Revolving Credit Facility

On February 23, 2021, Pennant entered into an amendment to its existing credit agreement (as amended, the “Credit Agreement”), which provides for an increased revolving credit facility with a syndicate of banks with a borrowing capacity of $150.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility is not subject to interim amortization and the Company will not be required to repay any loans under the Revolving Credit Facility prior to maturity in 2026. The Company is permitted to prepay all or any portion of the loans under the Revolving Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders.

The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of June 30, 2021, the Company was compliant with all such financial covenants.

As of June 30, 2021 we had $2.9 million of cash and $106.2 million of available borrowing capacity on our Revolving Credit Facility.

We believe that our existing cash, cash equivalents, cash generated through operations and our access to financing facilities, together with funding through third-party sources such as commercial banks, will be sufficient to fund our operating activities and growth needs, and provide adequate liquidity for the next twelve months.

The following table presents selected data from our condensed consolidated Statement of Cash Flows for the periods presented:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Net cash (used in) provided by operating activities	$(11,806)	$43,398
Net cash used in investing activities	(15,477)	(13,803)
Net cash provided by (used in) financing activities	30,119	(17,868)
Net increase in cash	2,836	11,727
Cash at beginning of year	43	402
Cash at end of year	$2,879	$12,129

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Our net cash flow from operating activities for the six months ended June 30, 2021 decreased by $55.2 million when compared to the six months ended June 30, 2020. The primary driver of this difference can be attributed to the $35.1 million change in cash flows related to the AAP. We received $28.0 million in AAP in the six months ended June 30, 2020, and CMS recouped $7.1 million of those funds during the six months ended June 30, 2021. Other factors that contributed to the net cash used in operating activities were a decrease of $3.9 million in net income, an increase of $7.0 million in prepaid expenses, and a decrease of $4.1 million in accrued wages when compared to the six months ended June 30, 2020.

Our net cash used in investing activities for the six months ended June 30, 2021 increased by $1.7 million compared to the six months ended June 30, 2020, primarily due to an increase of $5.9 million related to cash paid for acquisitions, offset by a decrease of $3.6 million in capital expenditures in the six months ended June 30, 2021.

Our net cash provided by financing activities increased by approximately $48.0 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to the financing of our acquisitions and the recoupment of the AAP.

Contractual Obligations, Commitments and Contingencies

Other than certain draws and payments made on our Revolving Credit Facility, as described in Note 11, Debt, to the Interim Financial Statements in Part I of this Quarterly Report, there have been no material changes to our total obligations during the period covered by this Quarterly Report outside of the normal course of our business.

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

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in the 2020 Annual Report risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in the 2020 Annual Report and the other information set forth elsewhere in this Quarterly Report. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

10.1
Pennant Services Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on May 28, 2021).

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

The Pennant Group, Inc.

Dated: August 9, 2021	BY:	/s/ JENNIFER L. FREEMAN
Jennifer L. Freeman
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)