Form 10-Q
period 2021-09-30
Pennant Group, Inc.
filed 2021-11-08
CIK 1766400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2021.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 8, 2021, 28,477,119 shares of the registrant’s common stock were outstanding.

THE PENNANT GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash	$3,707	$43
Accounts receivable—less allowance for doubtful accounts of $933 and $643, respectively	53,402	47,221
Prepaid expenses and other current assets	17,850	12,335
Total current assets	74,959	59,599
Property and equipment, net	18,509	17,884
Right-of-use assets	299,685	308,650
Escrow deposits	—	525
Deferred tax assets, net	2,011	2,097
Restricted and other assets	6,041	4,289
Goodwill	73,785	66,444
Other indefinite-lived intangibles	54,210	47,488
Total assets	$529,200	$506,976
Liabilities and equity
Current liabilities:
Accounts payable	$9,763	$9,761
Accrued wages and related liabilities	22,229	26,873
Operating lease liabilities—current	15,399	14,106
Other accrued liabilities	29,140	38,275
Total current liabilities	76,531	89,015
Long-term operating lease liabilities—less current portion	287,239	296,615
Other long-term liabilities	8,841	11,897
Long-term debt, net	42,742	8,277
Total liabilities	415,353	405,804
Commitments and contingencies
Equity:
Common stock, $0.001 par value; 100,000 shares authorized; 28,800 and 28,464 shares issued and outstanding, respectively, at September 30, 2021, and 28,696 and 28,243 shares issued and outstanding, respectively, at December 31, 2020	28	28
Additional paid-in capital	92,843	84,671
Retained earnings	16,790	11,945
Treasury stock, at cost, 3 shares at September 30, 2021 and December 31, 2020	(65)	(65)
Total Pennant Group, Inc. stockholders’ equity	109,596	96,579
Noncontrolling interest	4,251	4,593
Total equity	113,847	101,172
Total liabilities and equity	$529,200	$506,976

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except for per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue	$111,921	$98,397	$327,929	$282,986

Expense
Cost of services	89,619	75,486	259,908	213,834
Rent—cost of services	10,334	9,721	30,455	29,194
General and administrative expense	9,066	7,500	27,137	21,699
Depreciation and amortization	1,200	1,212	3,545	3,434
Total expenses	110,219	93,919	321,045	268,161
Income from operations	1,702	4,478	6,884	14,825
Other income (expense):
Other income (expense)	—	225	(24)	225
Interest expense, net	(512)	(192)	(1,344)	(896)
Other income (expense), net	(512)	33	(1,368)	(671)
Income before provision for income taxes	1,190	4,511	5,516	14,154
Provision for income taxes	69	104	1,013	2,430
Net income	1,121	4,407	4,503	11,724
Less: net loss attributable to noncontrolling interest	(124)	—	(342)	—
Net income and other comprehensive income attributable to The Pennant Group, Inc.	$1,245	$4,407	$4,845	$11,724
Earnings per share:
Basic	$0.04	$0.16	$0.17	$0.42
Diluted	$0.04	$0.15	$0.16	$0.39
Weighted average common shares outstanding:
Basic	28,444	28,055	28,364	27,967
Diluted	30,556	30,243	30,719	29,955

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2020	28,696	$28	$84,671	$11,945	3	$(65)	$4,593	$101,172
Net income attributable to The Pennant Group, Inc.	—	—	—	950	—	—	—	950
Net loss attributable to Non-Controlling Interests	—	—	—	—	—	—	(37)	(37)
Stock-based compensation	—	—	2,416	—	—	—	—	2,416
Issuance of common stock from the exercise of stock options	21	—	218	—	—	—	—	218
Net issuance of restricted stock	3	—	—	—	—	—	—	—
Balance at March 31, 2021	28,720	$28	$87,305	$12,895	3	$(65)	$4,556	$104,719
Net income attributable to The Pennant Group, Inc.	—	—	—	2,650	—	—	—	2,650
Net loss attributable to Non-Controlling Interests	—	—	—	—	—	—	(181)	(181)
Stock-based compensation	—	—	2,499	—	—	—	—	2,499
Issuance of common stock from the exercise of stock options	35	—	295	—	—	—	—	295
Net issuance of restricted stock	4	—	—	—	—	—	—	—
Balance at June 30, 2021	28,759	$28	$90,099	$15,545	3	$(65)	$4,375	$109,982
Net income attributable to The Pennant Group, Inc.	—	—	—	1,245	—	—	—	1,245
Net loss attributable to Non-Controlling Interests	—	—	—	—	—	—	(124)	(124)
Stock-based compensation	—	—	2,568	—	—	—	—	2,568
Issuance of common stock from the exercise of stock options	36	—	176	—	—	—	—	176
Net issuance of restricted stock	5	—	—	—	—	—	—	—
Balance at September 30, 2021	28,800	$28	$92,843	$16,790	3	$(65)	$4,251	$113,847

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock		Non-Controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2019	28,435	$28	$74,882	$(3,799)	—	$—	$—	$71,111
Net income attributable to The Pennant Group, Inc.	—	—	—	2,980	—	—	—	2,980
Stock-based compensation	—	—	1,956	—	—	—	—	1,956
Issuance of common stock from the exercise of stock options	38	—	138	—	—	—	—	138
Net issuance of restricted stock	3	—	—	—	—	—	—	—
Balance at March 31, 2020	28,476	$28	$76,976	$(819)	—	$—	$—	$76,185
Net income attributable to The Pennant Group, Inc.	—	—	—	4,337	—	—	—	4,337
Share-based compensation	—	—	1,959	—	—	—	—	1,959
Issuance of common stock from the exercise of stock options	20	—	77	—	—	—	—	77
Net issuance of restricted stock	20	—	—	—	—	—	—	—
Shares of common stock withheld to satisfy tax withholding obligations	(2)	—	—	—	2	(57)	—	(57)
Balance at June 30, 2020	28,514	$28	$79,012	$3,518	$2	$(57)	$—	$82,501
Net income attributable to The Pennant Group, Inc.	—	—	—	4,407	—	—	—	4,407
Share-based compensation	—	—	2,102	—	—	—	—	2,102
Issuance of common stock from the exercise of stock options	70	—	337	—	—	—	—	337
Net issuance of restricted stock	2	—	—	—	—	—	—	—
Shares of common stock withheld to satisfy tax withholding obligations	(1)	—	—	—	1	(8)	—	(8)
Balance at September 30, 2020	28,585	$28	$81,451	$7,925	$3	$(65)	$—	$89,339

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$4,503	$11,724
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,545	3,434
Amortization of deferred financing fees	358	248
Provision for doubtful accounts	528	397
Share-based compensation	7,483	6,017
Deferred income taxes	87	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,708)	(4,201)
Prepaid expenses and other assets	(6,861)	(3,055)
Operating lease obligations	883	2,177
Accounts payable	(49)	(946)
Accrued wages and related liabilities	(4,644)	2,199
Other accrued liabilities	2,709	7,096
Contract liabilities (CARES Act advance payments)	(14,638)	27,997
Other long-term liabilities	(261)	—
Net cash (used in) provided by operating activities	(13,065)	53,087
Cash flows from investing activities:
Purchase of property and equipment	(4,144)	(7,692)
Cash payments for business acquisitions, net of escrow	(13,550)	(14,093)
Escrow deposits	—	(5,287)
Other	(372)	(506)
Net cash used in investing activities	(18,066)	(27,578)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	97,000	28,500
Payments on Revolving Credit Facility	(61,500)	(46,500)
Repurchase of shares of common stock to satisfy tax withholding obligations	—	(65)
Payments for deferred financing costs	(1,394)	(78)
Issuance of common stock upon the exercise of options	689	552
Net cash provided by (used in) financing activities	34,795	(17,591)
Net increase in cash	3,664	7,918
Cash beginning of period	43	402
Cash end of period	$3,707	$8,320

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$980	$854
Income taxes	$2,594	$6,447
Lease liabilities	$29,327	$28,999
Right-of-use assets obtained in exchange for new operating lease obligations	$2,842	$4,161
Net non-cash adjustment to right-of-use assets and lease liabilities from lease modifications	$159	$860
Non-cash investing activity:
Capital expenditures in accounts payable	$551	$510

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and operational senior living units)

1. DESCRIPTION OF BUSINESS
The Pennant Group, Inc. (herein referred to as “Pennant,” the “Company,” “it,” or “its”), is a holding company with no direct operating assets, employees or revenue. The Company, through its independent operating subsidiaries, provides healthcare services across the post-acute care continuum. As of September 30, 2021, the Company’s subsidiaries operated 88 home health, hospice and home care agencies and 54 senior living communities located in Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming.

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

CARES Act: The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act allowed for deferred payment of the employer-paid portion of social security taxes

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. As of September 30, 2021, the Company deferred approximately $7,836 of the employer-paid portion of social security taxes, of which $3,918 is included in other long-term liabilities and the current portion of $3,918 in accrued wages and related liabilities. The CARES Act also expanded the Centers for Medicare & Medicaid Services’ (“CMS”) ability to provide accelerated/advance payments intended to increase the cash flow of healthcare providers and suppliers impacted by COVID-19. During the prior year, the Company applied for and received $27,997 in funds under the Accelerated and Advance Payment (“AAP”) Program, of which $14,638 had been recouped as of September 30, 2021. See Note 10, Other Accrued Liabilities for further discussion of the AAP.

The American Rescue Plan Act of 2021 (the “ARP Act”) was enacted on March 11, 2021 in the United States. The ARP Act was designed to assist the country with the effects of the COVID-19 pandemic and included a number of tax components. The ARP Act’s primary tax impact on the Company requires the Company to include the next five highest paid employees to the list of covered officers already subject to the IRC Section 162(m) wage limitation beginning in the 2027 tax year. The Company will continue to assess the effect of the ARP Act and ongoing other government legislation related to the COVID-19 pandemic that may be issued.

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

3. RELATED PARTY TRANSACTIONS
The Company leases 31 of its senior living communities from subsidiaries of Ensign, and each of the leases have a term of between 14 and 20 years from the lease commencement date. The total amount of rent expense included in Rent - cost of services paid to subsidiaries of Ensign was $3,169 and $9,415 for the three and nine months ended September 30, 2021, respectively, and $3,131 and $9,363 for the three and nine months ended September 30, 2020, respectively.

The Company’s subsidiaries received services from Ensign’s subsidiaries. Services included in cost of services were $760 and $2,377 for the three and nine months ended September 30, 2021 and $1,111 and $3,299 for the three and nine months ended September 30, 2020, respectively.

On October 1, 2019, in connection with the Spin-Off, Pennant entered into several agreements with Ensign that set forth the principal actions taken or to be taken in connection with the Spin-Off and govern the relationship of the parties following the Spin-Off. The Company has incurred costs of $706 and $2,441 for the three and nine months ended September 30, 2021, respectively, and $1,502 and $4,583 for the three and nine months ended September 30, 2020, respectively, which costs related primarily to administrative support under the Transitions Services Agreement with Ensign (the “Transition Services Agreement”), which expired two years from the Spin-Off date.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$1,121	$4,407	$4,503	$11,724
Add: net loss attributable to noncontrolling interests	(124)	—	(342)	—
Net income attributable to The Pennant Group, Inc.	$1,245	$4,407	$4,845	$11,724

Denominator:
Weighted average shares outstanding for basic net income per share	28,444	28,055	28,364	27,967
Plus: assumed incremental shares from exercise of options and assumed conversion or vesting of restricted stock(a)	2,112	2,188	2,355	1,988
Adjusted weighted average common shares outstanding for diluted income per share	30,556	30,243	30,719	29,955

Earnings Per Share:
Basic net income per common share	$0.04	$0.16	$0.17	$0.42
Diluted net income per common share	$0.04	$0.15	$0.16	$0.39

(a)
The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 815 and 437 for the three and nine months ended September 30, 2021 and 224 and 45 for the three and nine months ended September 30, 2020.

5. REVENUE AND ACCOUNTS RECEIVABLE
Revenue is recognized when services are provided to the patients at the amount that reflects the consideration to which the Company expects to be entitled from patients and third-party payors, including Medicaid, Medicare and managed care programs (Commercial, Medicare Advantage and Managed Medicaid plans), in exchange for providing patient care. The healthcare services in home health and hospice patient contracts include routine services in exchange for a contractual agreed-upon amount or rate. Routine services are treated as a single performance obligation satisfied over time as services are rendered. As such, patient care services represent a bundle of services that are not capable of being distinct within the context of the contract. Additionally, there may be ancillary services which are not included in the rates for routine services, but instead are treated as separate performance obligations satisfied at a point in time, if and when those services are rendered.

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

Revenue from the Medicare and Medicaid programs accounted for 62.2% and 62.6% of the Company’s revenue, for the three and nine months ended September 30, 2021, and 60.4% and 59.3% for the three and nine months ended September 30, 2020, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement.

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

Revenue By Payor

Revenue by payor for the three months ended September 30, 2021 and 2020, is summarized in the following tables:

	Three Months Ended September 30, 2021
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$20,227	$35,059	$—	$55,286	49.4%
Medicaid	1,938	3,074	9,330	14,342	12.8
Subtotal	22,165	38,133	9,330	69,628	62.2
Managed care	11,969	879	—	12,848	11.5
Private and other(a)	5,800	57	23,588	29,445	26.3
Total revenue	$39,934	$39,069	$32,918	$111,921	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended September 30, 2020
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$15,156	$30,321	$—	$45,477	46.2%
Medicaid	1,938	2,813	9,181	13,932	14.2
Subtotal	17,094	33,134	9,181	59,409	60.4
Managed care	7,923	251	—	8,174	8.3
Private and other(a)	5,922	55	24,837	30,814	31.3
Total revenue	$30,939	$33,440	$34,018	$98,397	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

Revenue by payor for the nine months ended September 30, 2021 and 2020, is summarized in the following tables:

	Nine Months Ended September 30, 2021
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$61,055	$101,771	$—	$162,826	49.7%
Medicaid	6,659	8,507	27,266	42,432	12.9
Subtotal	67,714	110,278	27,266	205,258	62.6
Managed care	34,586	2,241	—	36,827	11.2
Private and other(a)	16,594	302	68,948	85,844	26.2
Total revenue	$118,894	$112,821	$96,214	$327,929	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

	Nine Months Ended September 30, 2020
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$39,540	$85,551	$—	$125,091	44.2%
Medicaid	5,491	9,779	27,369	42,639	15.1
Subtotal	45,031	95,330	27,369	167,730	59.3
Managed care	21,885	1,064	—	22,949	8.1
Private and other(a)	15,706	109	76,492	92,307	32.6
Total revenue	$82,622	$96,503	$103,861	$282,986	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

Balance Sheet Impact

Included in the Company’s Condensed Consolidated Balance Sheets are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. As of September 30, 2021, the Company had contract liabilities in the amount of $13,359 related to Advance Payments received in connection with the CARES Act reported in other current liabilities. As further discussed in Note 10, Other Accrued Liabilities, the repayment terms for Medicare advance payments were modified through the passage of the Continuing Appropriations Act, 2021 and Other Extensions Act on October 1, 2020.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounts receivable, net as of September 30, 2021 and December 31, 2020 is summarized in the following table:

	September 30, 2021	December 31, 2020
Medicare	$30,127	$28,569
Medicaid	9,655	7,669
Managed care	9,754	7,590
Private and other	4,799	4,036
Accounts receivable, gross	54,335	47,864
Less: allowance for doubtful accounts	(933)	(643)
Accounts receivable, net	$53,402	$47,221

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

As of September 30, 2021, the Company provided services through 88 affiliated home health, hospice and home care agencies, and 54 affiliated senior living operations. The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. The Company’s Service Center provides various services to all lines of business. The Company does not review assets by segment and therefore assets by segment are not disclosed below.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present certain financial information regarding our reportable segments, general and administrative expenses are not allocated to the reportable segments and are included in “All Other” for the three and nine months ended September 30, 2021 and 2020:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Three Months Ended September 30, 2021
Revenue	$79,003	$32,918	$—	$111,921
Segment Adjusted EBITDAR from Operations	$14,409	$9,106	$(6,783)	$16,732
Three Months Ended September 30, 2020
Revenue	$64,379	$34,018	$—	$98,397
Segment Adjusted EBITDAR from Operations	$13,530	$11,684	$(6,857)	$18,357

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Nine Months Ended September 30, 2021
Revenue	$231,715	$96,214	$—	$327,929
Segment Adjusted EBITDAR from Operations	$43,131	$27,692	$(19,249)	$51,574
Nine Months Ended September 30, 2020
Revenue	$179,125	$103,861	$—	$282,986
Segment Adjusted EBITDAR from Operations	$34,681	$37,673	$(15,638)	$56,716

This following table provides a reconciliation of Segment Adjusted EBITDAR from Operations to income from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment Adjusted EBITDAR from Operations	$16,732	$18,357	$51,574	$56,716
Less: Depreciation and amortization	1,200	1,212	3,545	3,434
Rent—cost of services	10,334	9,721	30,455	29,194
Other expense	—	225	(24)	225
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(a)	532	717	991	1,422
Share-based compensation expense(b)	2,568	2,102	7,483	6,017
Acquisition related costs(c)	36	—	73	—
Transition services costs(d)	236	209	1,825	746
Net COVID-19 related costs(e)	—	(307)	—	853
Add: Net loss attributable to noncontrolling interest	(124)	—	(342)	—
Condensed Consolidated Income from Operations	$1,702	$4,478	$6,884	$14,825

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense incurred which is included in cost of services and general and administrative expense.
(c)	Acquisition related costs related to business combinations during the periods.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(d)
A portion of the costs incurred under the Transition Services Agreement identified as redundant or nonrecurring that are included in general and administrative expense. Fees incurred under the Transition Services Agreement, net of the Company’s payroll reimbursement, were $706 and $2,441 for the three and nine months ended September 30, 2021, and $1,502 and $4,583 for the three and nine months ended September 30, 2020, respectively. During the fourth quarter of fiscal 2020, we updated our Transition service costs adjustment to include duplicate software costs. The prior year transition service costs adjustment has been recast to reflect the change. The adjustment to the prior year transition service costs was $113 and $333 for the duplicative software costs for the three and nine months ended September 30, 2020 that were included in the 2020 full year amount in the Company’s as filed Form 10-K.

(e)
Beginning in the first quarter of fiscal year 2021, we updated our definition of Segment Adjusted EBITDAR to no longer include an adjustment for COVID-19 expenses offset by the amount of sequestration relief. COVID-19 expenses continue to be part of daily operations for which less specific identification is visible. Furthermore, the sequestration relief has been extended through December 31, 2021. Sequestration relief was $867 and $2,685 for the three and nine months ended September 30, 2021, respectively.

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

2021 Acquisitions

During the nine months ended September 30, 2021, the Company expanded its operations with the addition of five home health, four hospice and two home care agencies. The aggregate purchase price for these acquisitions was $14,135. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction.

The fair value of assets for home health, hospice and home care acquisitions was mostly concentrated in goodwill and intangible assets and as such, these transactions were classified as business combinations in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The purchase price for the business combinations was $13,550, which consisted of equipment and other assets of $72, goodwill of $7,341, and indefinite-lived intangible assets of $6,137 related to Medicare and Medicaid licenses. The Company anticipates that the total goodwill recognized will be fully deductible for tax purposes. There were no material acquisition costs that were expensed related to the business combinations during the nine months ended September 30, 2021.

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

The fair value of assets for all home health, hospice and home care acquisitions was concentrated in goodwill and as such, these transactions were classified as business combinations in accordance with ASC 805. The purchase price for the business combinations was $14,493, which mostly consisted of equipment of $78, goodwill of $7,860, indefinite-lived intangible assets of $6,636 related to Medicare and Medicaid licenses, net of assumed liabilities of $81. The majority of total goodwill recognized is fully deductible for tax purposes. There were no acquisition costs that were expensed related to the business combinations of home health, hospice, and home care during the nine months ended September 30, 2020.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. PROPERTY AND EQUIPMENT—NET
Property and equipment, net consist of the following:

	September 30, 2021	December 31, 2020
Leasehold improvements	$11,844	$9,984
Equipment	24,729	22,420
Furniture and fixtures	1,199	1,186
	37,772	33,590
Less: accumulated depreciation	(19,263)	(15,706)
Property and equipment, net	$18,509	$17,884

Depreciation expense was $1,189 and $3,527 for the three and nine months ended September 30, 2021, respectively, and $1,209 and $3,424 for the three and nine months ended September 30, 2020, respectively.

The Company measures certain assets at fair value on a non-recurring basis, including long-lived assets, which are evaluated for impairment. Long-lived assets include assets such as property and equipment, operating lease assets and certain intangible assets. The inputs used to determine the fair value of long-lived assets and a reporting unit are considered Level 3 measurements due to their subjective nature. Management has evaluated its long-lived assets and determined there was no impairment during the three and nine months ended September 30, 2021 and 2020.

9. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS
The following table represents activity in goodwill by segment for the nine months ended September 30, 2021:

	Home Health and Hospice Services	Senior Living Services	Total
December 31, 2020	$62,802	$3,642	$66,444
Additions	7,341	—	7,341
September 30, 2021	$70,143	$3,642	$73,785

Other indefinite-lived intangible assets consist of the following:

	September 30, 2021	December 31, 2020
Trade name	$1,355	$1,355
Medicare and Medicaid licenses	52,855	46,133
Total	$54,210	$47,488

As of September 30, 2021, we evaluated potential triggering events that might be indicators that our goodwill and indefinite lived intangibles were impaired. The Company concluded that the current economic and business conditions did not result in a triggering event requiring a quantitative goodwill or intangible asset impairment analysis. No goodwill or intangible asset impairments were recorded during the three and nine months ended September 30, 2021 and 2020.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	September 30, 2021	December 31, 2020
Refunds payable	$2,786	$2,664
Deferred revenue	1,366	1,271
Contract Liabilities (CARES Act advance payments)	13,359	22,771
Resident deposits	5,361	5,647
Property taxes	1,120	982
Accrued self-insurance liabilities - current portion	2,191	1,354
Other	2,957	3,586
Other accrued liabilities	$29,140	$38,275

Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Deferred revenue occurs when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to residents and a small portion consists of non-refundable deposits recognized into revenue over a period of time. The CARES Act also expanded the ability of CMS to provide accelerated or advance payments intended to increase the cash flow of healthcare providers and suppliers impacted by COVID-19. During the prior year the Company applied for and received $27,997 in funds under the AAP Program. On October 1, 2020, the Continuing Appropriations Act, 2021 and Other Extensions Act (the “CA Act”) was signed into law. Among other things, the CARES Act significantly changed the repayment terms for AAP. In April 2021 CMS began automatic recoupment of these amounts through offsets to new claims. Medicare will automatically recoup 25% of Medicare payments for 11 months. At the end of the 11 months and assuming full repayment has not occurred, recoupment will increase to 50% for another six months. Any balance outstanding after these two recoupment periods will be subject to repayment at a 4% interest rate. As of September 30, 2021, CMS had recouped $14,638 of the AAP. The Company anticipates completing repayment of the AAP within the allotted recoupment periods.

11. DEBT
Long-term debt, net consists of the following:

	September 30, 2021	December 31, 2020
Revolving Credit Facility	$45,000	$9,500
Less: unamortized debt issuance costs(a)	(2,258)	(1,223)
Long-term debt, net	$42,742	$8,277

(a)
Amortization expense for debt issuance costs was $129 and $358 for the three and nine months ended September 30, 2021, respectively, and $86 and $248 for the three and nine months ended September 30, 2020, respectively, and is recorded in interest expense, net on the Condensed Consolidated Statements of Income.

On February 23, 2021, Pennant entered into an amendment to its existing credit agreement (as amended, the “Credit Agreement”), which provides for an increased revolving credit facility with a syndicate of banks with a borrowing capacity of $150,000 (the “Revolving Credit Facility”). The interest rates applicable to loans under the Revolving Credit Facility are, at the Company’s election, either (i) Adjusted LIBOR (as defined in the Credit Agreement) plus a margin ranging from 2.3% to 3.3% per annum or (ii) Base Rate plus a margin ranging from 1.3% to 2.3% per annum, in each case based on the ratio of Consolidated Total Net Debt to Consolidated EBITDA (each, as defined in the Credit Agreement). In addition, Pennant pays a commitment fee on the undrawn portion of the commitments under the Revolving Credit Facility which ranges from 0.35% to 0.50% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio of the Company and its subsidiaries. The Company is not required to repay any loans under the Credit Agreement prior to maturity in 2026, other than to the extent the outstanding borrowings exceed the aggregate commitments under the Credit Agreement. As of September 30, 2021, the Company’s weighted average interest rate on its outstanding debt was 2.97%. As of September 30, 2021, the Company had available borrowing on the Revolving Credit Facility of $101,664, which is net of outstanding letters of credit of $3,336.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of the Revolving Credit Facility approximates carrying value, due to the short-term nature and variable interest rates. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates.

The Credit Agreement is guaranteed, jointly and severally, by certain of the Company’s independent operating subsidiaries, and is secured by a pledge of stock of the Company's material independent operating subsidiaries as well as a first lien on substantially all of each material operating subsidiary's personal property. The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of September 30, 2021, the Company was compliant with all such financial covenants.

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

Total share-based compensation expense for all Plans for the three and nine months ended September 30, 2021 and 2020 was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Share-based compensation expense related to stock options	$834	444	$2,216	$1,076
Share-based compensation expense related to Restricted Stock	1,547	1,558	4,597	4,643
Share-based compensation expense related to Restricted Stock to non-employee directors	187	100	670	298
Total share-based compensation	$2,568	$2,102	$7,483	$6,017

In future periods, the Company estimates it will recognize the following share-based compensation expense for unvested stock options and unvested Restricted Stock, which were unvested as of September 30, 2021:

	Unrecognized Compensation Expense	Weighted Average Recognition Period (in years)
Unvested Stock Options	$12,715	4.0
Unvested Restricted Stock	6,325	1.1
Total unrecognized share-based compensation expense	$19,040

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

The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted:

Grant Year	Options Granted	Risk-Free Interest Rate	Expected Life(a)	Expected Volatility(b)	Dividend Yield	Weighted Average Fair Value of Options
2021	364	1.0%	6.5	38.2%	—%	$14.82
2020	494	0.5%	6.5	35.8%	—%	$9.81

(a)
Under the midpoint method, the expected option life is the midpoint between the contractual option life and the average vesting period for the options being granted. This resulted in an expected option life of 6.5 years for the options granted.

(b)	Because the Company’s equity shares have been traded for a relatively short period of time, expected volatility assumption was based on the volatility of related industry stocks.

The following table represents the employee stock option activity during the nine months ended September 30, 2021:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
December 31, 2020	1,982	$17.48	615	$7.52
Granted	364	37.70
Exercised	(92)	7.48
Forfeited & Expired	(63)	22.49
September 30, 2021	2,191	$21.12	683	$10.16

Restricted Stock

A summary of the status of Pennant’s non-vested Restricted Stock, and changes during the nine months ended September 30, 2021, is presented below:

	Non-Vested Restricted Stock	Weighted Average Grant Date Fair Value
December 31, 2020	1,635	$14.80
Granted	15	44.67
Vested	(143)	16.26
Forfeited	(4)	14.30
September 30, 2021	1,503	$14.96

13. LEASES
The Company’s independent operating subsidiaries lease 54 senior living communities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 21 years. Most of these leases contain renewal options, most involve rent increases and none contain purchase options. The lease term excludes lease renewals because the renewal rents are not at a bargain, there are no economic penalties for the Company to renew the lease, and it is not reasonably certain that the Company will exercise the extension options. As of September 30, 2021, the Company’s independent operating subsidiaries leased 31 communities from subsidiaries of Ensign (the “Ensign Leases”) under a master lease arrangement. The existing leases with subsidiaries of Ensign are generally for initial terms of between 14 to 20 years. In

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

addition to rent, each of the operating companies are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all community maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties.

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

The components of operating lease cost, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Lease Costs:
Facility Rent—cost of services	$9,052	$8,876	$26,844	$26,624
Office Rent—cost of services	1,282	914	3,611	2,713
Sublease Income	—	(69)	—	(143)
Rent—cost of services	$10,334	$9,721	$30,455	$29,194

General and administrative expense	$51	$76	$192	$218
Variable lease cost (a)	$1,609	$1,299	$4,598	$3,975

(a)
Represents variable lease cost for operating leases, which costs include property taxes and insurance, common area maintenance, and consumer price index increases, incurred as part of our triple net lease, and which is included in cost of services for the three and nine months ended September 30, 2021 and 2020.

The following table shows the lease maturity analysis for all leases as of September 30, 2021, for the years ended December 31:

Year	Amount
2021 (Remainder)	$9,778
2022	38,645
2023	37,686
2024	36,645
2025	35,681
Thereafter	356,306
Total lease payments	514,741
Less: present value adjustments	(212,103)
Present value of total lease liabilities	302,638
Less: current lease liabilities	(15,399)
Long-term operating lease liabilities	$287,239

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at each lease’s commencement date to determine each lease's operating lease liability. As of September 30, 2021, the weighted average remaining lease term is 14.3 years and the weighted average discount rate is 8.1%.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. INCOME TAXES
The Company recorded income tax expense of $69 and $1,013 or 5.8% and 18.4% of earnings before income taxes for the three and nine months ended September 30, 2021, respectively and income tax expense of $104 and $2,430 or 2.3% and 17.2% of earnings before income taxes for the three and nine months ended September 30, 2020, respectively. The effective tax rate for both three and nine month periods includes excess tax benefits from share-based compensation which were offset by non-deductible expenses including non-deductible compensation.

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

Medicare Revenue Recoupments - The Company is subject to probe reviews relating to Medicare services, billings and potential overpayments by Unified Program Integrity Contractors (“UPIC”), Recovery Audit Contractors (“RAC”), Zone Program Integrity Contractors (“ZPIC”), Program Safeguard Contractors (“PSC”), Supplemental Medical Review Contractors (“SMRC”) and Medicaid Integrity Contributors (“MIC”) programs, each of the foregoing collectively referred to as “Reviews.” As of September 30, 2021, eight of the Company’s independent operating subsidiaries had Reviews scheduled, on appeal or in dispute resolution process, both pre- and post-payment. If an operation fails an initial or subsequent Review, the operation could then be subject to extended Review, suspension of payment, or extrapolation of the identified error rate to all billing in the same time period. As of September 30, 2021, and through the filing of this Quarterly Report on Form 10-Q, the Company’s independent operating subsidiaries have responded to the Reviews that are currently ongoing, on appeal or in dispute resolution process and the Company.

One hospice provider number is subject to a Medicare payment suspension imposed by a Uniform Program Integrity Contractor (UPIC). The UPIC is reviewing 42 patient records covering a 4-month period to determine whether, in its view, a Medicare overpayment was made. Medicare payments to that provider number are suspended pending the conclusion of the UPIC’s review. The payments suspended as of September 30, 2021 total $2.7 million. The suspended amounts represent all Medicare payments due to the provider number since the start of the suspension and are not an overpayment finding. If the UPIC concludes that an overpayment exists, it will recover the overpayment from the suspended funds and release the excess funds, if any, to the provider. The UPIC has not specified when the payment suspension will end or when it will reach an over-payment determination.

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

Concentrations

Credit Risk - The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s gross receivables from the Medicare and Medicaid programs accounted for approximately 73.2% and 75.7% of

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

its total gross accounts receivable as of September 30, 2021 and December 31, 2020, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 62.2% and 62.6% for the three and nine months ended September 30, 2021, and 60.4% and 59.3% of the Company’s revenue for the three and nine months ended September 30, 2020.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the Interim Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”). The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), which discusses our business and related risks in greater detail, as well as subsequent reports we may file from time to time on Form 10-K, Form 10-Q and 8-K, for additional information. The section entitled “Risk Factors” filed within our 2020 Annual Report describes some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Quarterly Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

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
•uncertainties regarding the implementation of state and federal vaccination mandates and potential affects upon our workforce and ability to maintain staffing, retain work;
•additional regulations relating to COVID-19 imposed by state and federal authorities and payors;
•federal and state changes to, or delays receiving, reimbursement and other aspects of Medicaid and Medicare;
•changes in the regulation of the healthcare services industry;
•increases in the federal income tax rate;
•increased competition and increased cost of acquisition or retention for, or a shortage of, skilled personnel;
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

Overview

We are a leading provider of high-quality healthcare services to patients of all ages, including the growing senior population, in the United States. We strive to be the provider of choice in the communities we serve through our innovative operating model. We operate in multiple lines of businesses including home health, hospice and senior living services across Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. As of September 30, 2021, our home health and hospice business provided home health, hospice and home care services from 88 agencies operating across these 14 states, and our senior living business operated 54 senior living communities throughout seven states.

The following table summarizes our affiliated home health and hospice agencies and senior living communities as of:

	December 31,								September 30,
	2013	2014	2015	2016	2017	2018	2019	2020	2021
Home health and hospice agencies	16	25	32	39	46	54	63	76	88
Senior living communities	12	15	36	36	43	50	52	54	54
Senior living units	1,256	1,587	3,184	3,184	3,434	3,820	3,963	4,127	4,127
Total number of home health, hospice, and senior living operations	28	40	68	75	89	104	115	130	142

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

Home Health and Hospice

During the third quarter, the labor challenges experienced throughout the year were exacerbated as COVID-19 cases rose sharply, leading to further wage pressure, increased overtime and greater use of agency and registry staffing. Home health admissions during the quarter were impacted as more and more staff entered the quarantine protocol and by a significant decline in elective procedures, particularly in a few key markets and states that re-imposed temporary halts on such procedures.

Senior Living

COVID-19 continues to impact all aspects of our senior living business and geographies, including impacts on our residents, team members, vendors and business partners. For much of the third quarter of 2021, we saw a continuation of increased occupancy that began in the second quarter, although our occupancy began to decline in September and our overall senior living occupancy has decreased since the onset of the COVID-19 pandemic due to a greater number of move outs net of move ins. We cannot be sure if or when the occupancy levels in our senior living communities will improve over multiple measurement periods or return to pre-pandemic levels.

Labor

We have experienced and expect to continue to see increased labor costs due to increased overtime and premium pay and the increased need for temporary labor to supplement our existing staffing. We are monitoring the ongoing impact of our COVID-19 response actions on our revenue and expenses, including labor acquisition and turnover costs that may be imposed by existing and anticipated state and federal vaccination mandates imposed for skilled workers in home health agencies, senior living communities and other health care service providers. However, the extent to which COVID-19 will continue to impact our operations will depend on future developments, which remain uncertain and cannot be predicted with confidence, including the pace of spread and impact of the B.1.617.2 variant of COVID-19 (the “Delta variant”) and other potential variant strains, and the actions taken to contain COVID-19 or treat its impact, among others.

Recent Activities

Acquisitions. During the nine months ended September 30, 2021, we expanded our operations with the addition of five home health, four hospice and two home care agencies. We entered into a separate operations transfer agreement with each respective prior operator as a part of each transaction. The aggregate purchase price for these acquisitions was $14.1 million. For further discussion of our acquisitions, see Note 7, Acquisitions, in the Notes to the Interim Financial Statements.

Trends

Since the pandemic began and until the first quarter of 2021, we experienced a steady decline in senior living occupancy as move-ins declined relative to move-outs due to the pandemic. Beginning in the second quarter of 2021, and continuing into the third quarter, we have experienced a slight increase in our senior living occupancy. We cannot be sure when the occupancy levels in our senior living communities will return to pre-pandemic levels. As uncertainty regarding the COVID-19 pandemic persists, if there is a resurgence in cases, or if variant strains aggressively emerge, we could see a more prolonged recovery.

When we acquire turnaround or start-up operations, we expect that our combined metrics may be impacted. We expect these metrics to vary from period to period based upon the maturity of the operations within our portfolio. We have generally experienced lower occupancy rates and higher costs at our senior living communities and lower census and higher costs at our home health and hospice agencies for recently acquired operations; as a result, we generally anticipate lower and/or fluctuating consolidated and segment margins during years of acquisition growth. We established one start-up hospice agency in Washington during the three months ended September 30, 2021.

Government Regulation

We have disclosed under the heading “Government Regulation” in the 2020 Annual Report a summary of regulations that we believe materially affect our business, financial condition or results of operations. Since the time of the filing of the 2020 Annual Report, the following regulations have been updated.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States and subsequent regulatory actions. The CARES Act contained provisions for accelerated or advance Medicare payments (“AAP”) to provide supporting cash flow to providers and suppliers combating the effects of the COVID-19 pandemic. We applied for and received $28.0 million in the prior year. These funds are subject to automatic recoupment through offsets to new claims beginning one year after payment were issued. In April, 2021, CMS began to automatically recoup 25% of Medicare payments, which will continue for 11 months. At the end of the 11 months, assuming full repayment has not occurred, recoupment will increase to 50% for another six months. Any balance outstanding after these two recoupment periods will be subject to repayment at a 4% interest rate. We anticipate completing repayment of the AAP within the allotted recoupment periods.

The CARES Act temporarily suspended the 2% sequestration payment adjustment on Medicare fee-for-service payment beginning May 1, 2020 until December 31, 2020. The suspension was initially extended to go through March 31, 2021, and in April 2021 was extended through December 31, 2021. We recognized $0.9 million and $2.7 million in revenue related to the suspension of sequestration for the three and nine months ended September 30, 2021, respectively, and $1.1 million and $1.7 million for the three and nine months ended September 30, 2020, respectively, exclusive of our start-up operations. Further, the CARES Act payroll tax deferral program allowed employers to defer the deposit and payment of the employer’s portion of social security taxes that otherwise would be due between March 27, 2020, and December 31, 2020. The CARES Act permits employers to deposit half of these deferred payments by the end of 2021 and the other half by the end of 2022. We deferred approximately $7.8 million of the employer-paid portion of social security taxes, of which $3.9 million is included in other long-term liabilities and the current portion of $3.9 million in accrued wages and related liabilities.

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

During the third quarter of 2021, President Biden directed the Department of Labor, Occupational Safety and Health Administration (“OSHA”) to implement a rule requiring employers with more than 100 employees to require its employees to be fully vaccinated for COVID-19 or submit to weekly testing for the virus. This OSHA regulation has not yet been announced and is expected in the fourth quarter of 2021. Similarly, during the third quarter the Department of Health and Human Services, Centers for Medicare and Medicaid Services (“CMS”) announced that it would be issuing a rule requiring workers at home health agencies, and potentially other health care provider services, to be fully vaccinated for COVID-19 without an option for testing in lieu of vaccination. This CMS regulation also has not yet been announced and is expected in the fourth quarter of 2021.

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
The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Home health services:
Total home health admissions	9,213	6,771	28,079	18,166
Total Medicare home health admissions	4,211	3,418	13,115	8,686
Average Medicare revenue per 60-day completed episode(a)	$3,404	$3,448	$3,382	$3,311
Hospice services:
Total hospice admissions	2,219	2,133	6,420	5,763
Average hospice daily census	2,337	2,177	2,313	1,934
Hospice Medicare revenue per day	$174	$164	$173	$164

(a)	The year to date average Medicare revenue per 60-day completed episode includes post period claim adjustments for prior quarters.

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
The following table summarizes our senior living statistics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Occupancy	73.7%	76.8%	72.8%	78.5%
Average monthly revenue per occupied unit	$3,174	$3,173	$3,179	$3,195

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

Senior Living Services. As of September 30, 2021, we provided assisted living, independent living and memory care services in 54 communities. Within our senior living operations, we generate revenue primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs.

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenue	100.0%	100.0%	100.0%	100.0%
Expense:
Cost of services	80.1	76.7	79.3	75.6
Rent—cost of services	9.2	9.9	9.3	10.3
General and administrative expense	8.1	7.6	8.2	7.7
Depreciation and amortization	1.1	1.2	1.1	1.2
Total expenses	98.5	95.4	97.9	94.8
Income from operations	1.5	4.6	2.1	5.2
Other income (expense):
Other income	—	0.2	—	0.1
Interest expense, net	(0.4)	(0.2)	(0.4)	(0.3)
Other expense, net	(0.4)	—	(0.4)	(0.2)
Income before provision for income taxes	1.1	4.6	1.7	5.0
Provision for income taxes	0.1	0.1	0.3	0.9
Net income	1.0	4.5	1.4	4.1
Less: net loss attributable to noncontrolling interest	(0.1)	—	(0.1)	—
Net income attributable to Pennant	1.1%	4.5%	1.5%	4.1%

The following table presents our consolidated GAAP Financial measures for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Consolidated GAAP Financial Measures:
Total revenue	$111,921	$98,397	$327,929	$282,986
Total expenses	$110,219	$93,919	$321,045	$268,161
Income from operations	$1,702	$4,478	$6,884	$14,825

The following tables present certain financial information regarding our reportable segments. General and administrative expenses are not allocated to the reportable segments and are included in “All Other”:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Three Months Ended September 30, 2021
Revenue	$79,003	$32,918	$—	$111,921
Segment Adjusted EBITDAR from Operations	$14,409	$9,106	$(6,783)	$16,732
Three Months Ended September 30, 2020
Revenue	$64,379	$34,018	$—	$98,397
Segment Adjusted EBITDAR from Operations	$13,530	$11,684	$(6,857)	$18,357

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Nine Months Ended September 30, 2021
Revenue	$231,715	$96,214	$—	$327,929
Segment Adjusted EBITDAR from Operations	$43,131	$27,692	$(19,249)	$51,574
Nine Months Ended September 30, 2020
Revenue	$179,125	$103,861	$—	$282,986
Segment Adjusted EBITDAR from Operations	$34,681	$37,673	$(15,638)	$56,716

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations to Condensed Consolidated Income from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Segment Adjusted EBITDAR from Operations(a)	$16,732	$18,357	$51,574	$56,716
Less: Depreciation and amortization	1,200	1,212	3,545	3,434
Rent—cost of services	10,334	9,721	30,455	29,194
Other Expense	—	225	(24)	225
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(b)	532	717	991	1,422
Share-based compensation expense(c)	2,568	2,102	7,483	6,017
Acquisition related costs(d)	36	—	73	—
Transition services costs(e)	236	209	1,825	746
Net COVID-19 related costs(f)	—	(307)	—	853
Add: Net loss attributable to noncontrolling interest	(124)	—	(342)	—
Condensed Consolidated Income from Operations	$1,702	$4,478	$6,884	$14,825

(a)	Segment Adjusted EBITDAR from Operations is net income (loss) attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs, (4) redundant and nonrecurring costs associated with the Transition Services Agreement, and (5) net loss attributable to noncontrolling interest. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(b)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(c)	Share-based compensation expense incurred which is included in cost of services and general and administrative expense.
(d)	Acquisition related costs related to business combinations during the periods.
(e)	A portion of the costs incurred under the Transition Services Agreement identified as redundant or nonrecurring that are included in general and administrative expense. Fees incurred under the Transition Services Agreement, net of the Company’s payroll reimbursement, were $706 and $2,441 for the three and nine months ended September 30, 2021, and $1,502 and $4,583 for the three and nine months ended September 30, 2020, respectively. During the fourth quarter of fiscal 2020, we updated our Transition service costs adjustment to include duplicate software costs. The prior year transition service costs adjustment has been recast to reflect the change. The adjustment to the prior year transition service costs was $113 and $333 for the duplicative software costs for the three and nine months ended September 30, 2020 that were included in the 2020 full year amount in the Company’s as filed Form 10-K.
(f)	Beginning in the first quarter of fiscal year 2021, we updated our definition of Segment Adjusted EBITDAR to no longer include an adjustment for COVID-19 expenses offset by the amount of sequestration relief. COVID-19 expenses continue to be part of daily operations for which less specific identification is visible. Furthermore, the sequestration relief has been extended through December 31, 2021. Sequestration relief was $867 and $2,685 for the three and nine months ended September 30, 2021, respectively.

The 2020 amounts represent incremental costs incurred as part of the Company's response to COVID-19 including direct medical supplies, labor, and other expenses, net of $1,121 and $1,675 in increased revenue related to the 2% payment increase in Medicare reimbursements for sequestration relief for the three and nine months ended September 30, 2020, respectively.

Performance and Valuation Measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Consolidated Non-GAAP Financial Measures:
Performance Metrics
Consolidated EBITDA	$3,026	$5,915	$10,747	$18,484
Consolidated Adjusted EBITDA	$6,495	$8,684	$21,415	$27,619
Valuation Metric
Consolidated Adjusted EBITDAR	$16,732		$51,574

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Segment Non-GAAP Measures:(a)
Segment Adjusted EBITDA from Operations
Home health and hospice services	$13,194	$12,702	$39,836	$32,158
Senior living services	$84	$2,839	$828	$11,099

(a)	General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss.

The tables below reconcile Consolidated Net Income to the consolidated Non-GAAP financial measures, Consolidated EBITDA and Consolidated Adjusted EBITDA, and to the Non-GAAP valuation measure, Consolidated Adjusted EBITDAR, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Consolidated Net income	$1,121	$4,407	$4,503	$11,724
Less: Net loss attributable to noncontrolling interest	(124)	—	(342)	—
Add: Provision for income taxes	69	104	1,013	2,430
Interest expense, net	512	192	1,344	896
Depreciation and amortization	1,200	1,212	3,545	3,434
Consolidated EBITDA	3,026	5,915	10,747	18,484
Adjustments to Consolidated EBITDA
Add: Costs at start-up operations(a)	532	717	991	1,422
Share-based compensation expense(b)	2,568	2,102	7,483	6,017
Acquisition related costs(c)	36	—	73	—
Transition services costs(d)	236	209	1,825	746
Net COVID-19 related costs(e)	—	(307)	—	853
Rent related to item (a) above	97	48	296	97
Consolidated Adjusted EBITDA	6,495	8,684	21,415	27,619
Rent—cost of services	10,334	9,721	30,455	29,194
Rent related to item (a) above	(97)	(48)	(296)	(97)
Adjusted rent—cost of services	10,237	9,673	30,159	29,097
Consolidated Adjusted EBITDAR	$16,732		$51,574

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense incurred which is included in cost of services and general and administrative expense.
(c)	Acquisition related costs related to business combinations during the periods.
(d)	A portion of the costs incurred under the Transition Services Agreement identified as redundant or nonrecurring that are included in general and administrative expense. Fees incurred under the Transition Services Agreement, net of the Company’s payroll reimbursement, were $706 and $2,441 for the three and nine months ended September 30, 2021, and $1,502 and $4,583 for the three and nine months ended September 30, 2020, respectively. During the fourth quarter of fiscal 2020, we updated our Transition service costs adjustment to include duplicate software costs. The prior year transition service costs adjustment has been recast to reflect the change. The adjustment to the prior year transition service costs was $113 and $333 for the duplicative software costs for the three and nine months ended September 30, 2020 that were included in the 2020 full year amount in the Company’s as filed Form 10-K.
(e)	Beginning in the first quarter of fiscal year 2021, we updated our definition of Segment Adjusted EBITDAR to no longer include an adjustment for COVID-19 expenses offset by the amount of sequestration relief. COVID-19 expenses continue to be part of daily operations for which less specific identification is visible. Furthermore, the sequestration relief has been extended through December 31, 2021. Sequestration relief was $867 and $2,685 for the three and nine months ended September 30, 2021, respectively.

The 2020 amounts represent incremental costs incurred as part of the Company's response to COVID-19 including direct medical supplies, labor, and other expenses, net of $1,121 and $1,675 in increased revenue related to the 2% payment increase in Medicare reimbursements for sequestration relief for the three and nine months ended September 30, 2020, respectively.

The tables below reconcile Segment Adjusted EBITDAR from Operations to Segment Adjusted EBITDA from Operations for the periods presented:

	Three Months Ended September 30,
	Home Health and Hospice		Senior Living
	2021	2020	2021	2020
	(In thousands)
Segment Adjusted EBITDAR from Operations	$14,409	$13,530	$9,106	$11,684
Less: Rent—cost of services	1,282	846	9,052	8,875
Rent related to start-up operations	(67)	(18)	(30)	(30)
Segment Adjusted EBITDA from Operations	$13,194	$12,702	$84	$2,839

	Nine Months Ended September 30,
	Home Health and Hospice		Senior Living
	2021	2020	2021	2020
	(In thousands)
Segment Adjusted EBITDAR from Operations	$43,131	$34,681	$27,692	$37,673
Less: Rent—cost of services	3,611	2,570	26,844	26,624
Rent related to start-up operations	(316)	(47)	20	(50)
Segment Adjusted EBITDA from Operations	$39,836	$32,158	$828	$11,099

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

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Revenue

	Three Months Ended September 30,
	2021		2020
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$34,228	30.6%	$25,162	25.5%
Hospice	39,069	34.9	33,440	34.0
Home care and other(a)	5,706	5.1	5,777	5.9
Total home health and hospice services	79,003	70.6	64,379	65.4
Senior living services	32,918	29.4	34,018	34.6
Total revenue	$111,921	100.0%	$98,397	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $13.5 million, or 13.7% during the three months ended September 30, 2021. Quarter-to-date revenue from acquired operations between September 30, 2020 and September 30, 2021 resulted in adding $10.5 million or 10.6%. We experienced growth of $4.1 million from increased operational performance in our Home Health and Hospice segment as detailed below. The growth in Home Health and Hospice segment revenue was offset by a decrease in Senior Living segment revenue of $1.1 million driven primarily by a decrease in occupancy.

Home Health and Hospice Services

	Three Months Ended September 30,
	2021	2020	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$34,228	$25,162	$9,066	36.0%
Hospice services	39,069	33,440	5,629	16.8
Home care and other	5,706	5,777	(71)	(1.2)
Total home health and hospice revenue	$79,003	$64,379	$14,624	22.7%

	Three Months Ended September 30,
	2021	2020	Change	% Change
Home health services:
Total home health admissions	9,213	6,771	2,442	36.1%
Total Medicare home health admissions	4,211	3,418	793	23.2
Average Medicare revenue per 60-day completed episode	$3,404	$3,448	$(44)	(1.3)
Hospice services:
Total hospice admissions	2,219	2,133	86	4.0
Average daily census	2,337	2,177	160	7.3
Hospice Medicare revenue per day	$174	$164	$10	6.1
Number of home health and hospice agencies at period end	88	72	16	22.2

Home health and hospice revenue increased $14.6 million, or 22.7%. Revenue grew due to an increase in certain key performance indicators, including an increase of 36.1% in total home health admissions, an increase of 23.2% in Medicare home health admissions, an increase of 7.3% in hospice average daily census, and an increase of 6.1% in hospice Medicare revenue per day, during the three months ended September 30, 2021 in comparison to the prior year’s quarter. Included in the key performance indicators, growth was partially driven by the addition of sixteen home health, hospice and home care operations between September 30, 2020 and September 30, 2021, adding $10.5 million or 16.2% in revenue, as well as additional revenue of $0.9 million due to the sequestration suspension in the current year.

Senior Living Services

	Three Months Ended September 30,
	2021	2020	Change	% Change

Revenue (in thousands)	$32,918	$34,018	$(1,100)	(3.2)%
Number of communities at period end	54	54	—	—
Occupancy	73.7%	76.8%	(3.1)%
Average monthly revenue per occupied unit	$3,174	$3,173	$1	—

Senior living revenue decreased $1.1 million, or 3.2%, for the three months ended September 30, 2021 compared to the same period in the prior year due primarily to a 3.1% decrease in occupancy between September 30, 2020 and September 30, 2021.

Cost of Services

The following table sets forth total cost of services by each of our reportable segments for the periods indicated:

	Three Months Ended September 30,
	2021	2020	Change	% Change
	(In thousands)
Home Health and Hospice	$65,606	$52,594	$13,012	24.7%
Senior Living	24,013	22,892	1,121	4.9
Total cost of services	$89,619	$75,486	$14,133	18.7%

Total consolidated cost of services increased $14.1 million or 18.7% for the three months ended September 30, 2021 when compared to the three months ended September 30, 2020. Cost of services as a percentage of revenue increased by 3.4% from 76.7% to 80.1% for the three months ended September 30, 2021 when compared to the three months ended September 30, 2020.

Home Health and Hospice Services

	Three Months Ended September 30,
	2021	2020	Change	% Change
	(In thousands)
Cost of service	$65,606	$52,594	$13,012	24.7%
Cost of services as a percentage of revenue	83.0%	81.7%	1.3%

Cost of services related to our Home Health and Hospice services segment increased $13.0 million, or 24.7%, primarily due to increased volume of services provided and increased labor costs. Cost of services as a percentage of revenue for the three months ended September 30, 2021 increased 1.3% from 81.7% to 83.0% for the three months ended September 30, 2021 when compared to the three months ended September 30, 2020. Wage costs increased over the prior year from increases in per hour wages and overtime due to the staffing environment, resulting in higher overtime and per hour wages.

Senior Living Services

	Three Months Ended September 30,
	2021	2020	Change	% Change
	(In thousands)
Cost of service	$24,013	$22,892	$1,121	4.9%
Cost of services as a percentage of revenue	72.9%	67.3%	5.6%

Cost of services related to our Senior Living services segment increased $1.1 million, or 4.9%. As a percentage of revenue, costs of service increased by 5.6% from 67.3% to 72.9% for the three months ended September 30, 2021 when compared to the three months ended September 30, 2020, primarily as a result of a decrease in occupancy while experiencing increased wage pressures. Fixed costs have remained consistent with prior periods.

Rent—Cost of Services. Rent expense increased 6.3% from $9.7 million to $10.3 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily as a result of acquisitions and CPI adjustments. Rent as a percentage of total revenue decreased 0.7% from 9.9% to 9.2% in the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

General and Administrative Expense. Our general and administrative expense increased $1.6 million or 20.9% from $7.5 million to $9.1 million for the three months ended September 30, 2021 when compared to the three months ended September 30, 2020. General and administrative expense as a percentage of revenue increased 0.5% from 7.6% to 8.1%. The primary driver of the increase in general and administrative expense was an increase of $1.5 million in wage and benefits related to increased headcount during the three months ended September 30, 2021 when compared to the three months ended September 30, 2020.

Depreciation and Amortization. Depreciation and amortization expense decreased slightly as a percentage of total revenue.

Provision for Income Taxes. Our effective tax rate for the three months ended September 30, 2021 was 5.8% of earnings before income taxes compared with an effective tax rate of 2.3% for the three months ended September 30, 2020. See Note 14, Income Taxes, to the Interim Financial Statements included elsewhere in this Quarterly Report for further discussion.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Revenue

	Nine Months Ended September 30,
	2021		2020
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$102,719	31.3%	$67,430	23.8%
Hospice	112,821	34.4	96,503	34.1
Home care and other(a)	16,175	5.0	15,192	5.4
Total home health and hospice services	231,715	70.7	179,125	63.3
Senior living services	96,214	29.3	103,861	36.7
Total revenue	$327,929	100.0%	$282,986	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $44.9 million, or 15.9% during the nine months ended September 30, 2021. This increase was primarily the result of revenue from acquired home health and hospice operations of $29.6 million or 10.4% since September 30, 2020. The remaining increase in revenue were driven by growth from operational performance in our home health and hospice segment, offset by a decrease of $7.6 million in our senior living segment.

Home Health and Hospice Services

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$102,719	$67,430	$35,289	52.3%
Hospice services	112,821	96,503	16,318	16.9
Home care and other	16,175	15,192	983	6.5
Total home health and hospice revenue	$231,715	$179,125	$52,590	29.4%

	Nine Months Ended September 30,
	2021	2020	Change	% Change
Home health services:
Total home health admissions	28,079	18,166	9,913	54.6%
Total Medicare home health admissions	13,115	8,686	4,429	51.0
Average Medicare revenue per 60-day completed episode	$3,382	$3,311	$71	2.1
Hospice services:
Total hospice admissions	6,420	5,763	657	11.4
Average daily census	2,313	1,934	379	19.6
Hospice Medicare revenue per day	$173	$164	$9	5.5
Number of home health and hospice agencies at period end	88	72	16	22.2

Home health and hospice revenue increased $52.6 million, or 29.4% during the nine months ended September 30, 2021. Revenue grew primarily due to an increase of 54.6% in home health admissions (inclusive of an increase in total Medicare home health admissions of 51.0%), an increase of 11.4% in total hospice admissions, and an increase of 19.6% in hospice average daily census during the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020. Growth occurred from the addition of $29.6 million in revenue from the acquisition of sixteen home health, hospice and home care operations from September 30, 2020 through September 30, 2021, as well as growth due to an increase in operational performance metrics compared to the prior year.

Senior Living Services

	Nine Months Ended September 30,
	2021	2020	Change	% Change

Revenue (in thousands)	$96,214	$103,861	$(7,647)	(7.4)%
Number of communities at period end	54	54	—	—
Occupancy	72.8%	78.5%	(5.7)%
Average monthly revenue per occupied unit	$3,179	$3,195	$(16)	(0.5)

Senior living revenue decreased $7.6 million, or 7.4%, for the nine months ended September 30, 2021 compared to the same period in the prior year primarily due to a 5.7% decrease in occupancy in occupancy between September 30, 2020 and September 30, 2021.

Cost of Services

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(In thousands)
Home Health and Hospice	$191,200	$146,093	$45,107	30.9%
Senior Living	68,708	67,741	967	1.4
Total cost of services	$259,908	$213,834	$46,074	21.5%

Consolidated cost of services increased $46.1 million or 21.5% during the nine months ended September 30, 2021. Cost of services as a percentage of revenue for the nine months ended September 30, 2021 increased by 3.7% to 79.3% from 75.6% compared to the nine months ended September 30, 2020.

Home Health and Hospice Services

	Nine Months Ended September 30,
	2021	2020	Change	% Change
Cost of service (in thousands)	$191,200	$146,093	$45,107	30.9%
Cost of services as a percentage of revenue	82.5%	81.6%	0.9%

Cost of services related to our Home Health and Hospice services segment increased $45.1 million, or 30.9%, primarily due to increased volume of services from acquisitions and organic growth. Cost of services as a percentage of revenue for the nine months ended September 30, 2021 increased 0.9% compared to the nine months ended September 30, 2020. Wage costs increased over the prior year in per hour wages and overtime due to the staffing environment, resulting in higher overtime and per hour wages.

Senior Living Services

	Nine Months Ended September 30,
	2021	2020	Change	% Change
Cost of service (in thousands)	$68,708	$67,741	$967	1.4%
Cost of services as a percentage of revenue	71.4%	65.2%	6.2%

Cost of services related to our Senior Living services segment increased $1.0 million, or 1.4% during the nine months ended September 30, 2021. As a percentage of revenue, costs of service increased by 6.2% from 65.2% to 71.4% during the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020, as a result of a decrease in occupancy while experiencing higher wage costs. Fixed costs remained consistent with the prior year.

Rent—Cost of Services. Rent increased 4.3% from $29.2 million to $30.5 million in the nine months ended September 30, 2021 compared to the same period in the prior year, primarily as a result of acquisitions and CPI adjustments. As a percentage of revenue, rent—cost of services decreased 1.0% when compared to the nine months ended September 30, 2020.

General and Administrative Expense. Our general and administrative expense increased $5.4 million or 25.1% from $21.7 million to $27.1 million for the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020. The increase in general and administrative expense was primarily due to an increase of $4.2 million in wage and benefits during the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020.

Depreciation and Amortization. Depreciation and amortization expense decreased slightly as a percentage of total revenue.

Provision for Income Taxes. Our effective tax rate for the nine months ended September 30, 2021 was 18.4% of earnings before income taxes compared with an effective tax rate of 17.2% for the nine months ended September 30, 2020. The increase in the effective tax rate was due to an increase in non-deductible expenses including non-deductible compensation. See Note 14, Income Taxes, to the Interim Financial Statements included elsewhere in this Quarterly Report for further discussion.

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

The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of September 30, 2021, the Company was compliant with all such financial covenants.

As of September 30, 2021, we had $3.7 million of cash and $101.7 million of available borrowing capacity on our Revolving Credit Facility.

We believe that our existing cash, generated through operations and our access to financing facilities, together with funding through third-party sources such as commercial banks, will be sufficient to fund our operating activities and growth needs, and provide adequate liquidity for the next twelve months.

The following table presents selected data from our Condensed Consolidated Statement of Cash Flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Net cash (used in) provided by operating activities	$(13,065)	$53,087
Net cash used in investing activities	(18,066)	(27,578)
Net cash provided by (used in) financing activities	34,795	(17,591)
Net increase in cash	3,664	7,918
Cash at beginning of year	43	402
Cash at end of year	$3,707	$8,320

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Our net cash flow from operating activities for the nine months ended September 30, 2021 decreased by $66.2 million when compared to the nine months ended September 30, 2020. The primary driver of this difference can be attributed to the $42.6 million change in cash flows related to the AAP. We received $28.0 million in AAP in the nine months ended September 30, 2020, and CMS recouped $14.6 million of those funds during the nine months ended September 30, 2021. Exclusive of the repayment of AAP, our net cash flow from operations would have been $1.6 million positive for the nine months ended September 30, 2021. Other factors that contributed to the net cash used in operating activities were a decrease of $7.2 million in net income, an increase of $3.8 million in prepaid expenses, and a decrease of $6.8 million in accrued wages when compared to the nine months ended September 30, 2020.

Our net cash used in investing activities for the nine months ended September 30, 2021 decreased by $9.5 million compared to the nine months ended September 30, 2020, primarily due to a decrease of $3.5 million in capital expenditures combined with a decrease of $5.3 million in escrow deposits related to acquisitions that occurred during the period from September 30, 2020 to September 30, 2021.

Our net cash provided by financing activities increased by approximately $52.4 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to the financing of our acquisitions and the recoupment of the AAP.

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

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in the 2020 Annual Report risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in the 2020 Annual Report and the other information set forth elsewhere in this Quarterly Report. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Since the filing of our 2020 Annual Report on February 24, 2021, the following additions have been made to the risk factors previously disclosed.

Rules mandating COVID-19 vaccination may subject us to penalties and exacerbate staffing challenges. Various federal, state and local governments have issued, or indicated an intention to issue, COVID-19 vaccination requirements for health care workers and other workers. On September 9, 2021, President Biden directed CMS to issue a rule mandating staff vaccination for providers who are reimbursed by government payors, such as Medicare and Medicaid.

States where we operate have imposed their own vaccine mandates as well. California, the most populous state, issued an order on August 5, 2021, requiring workers in home care, home health, and adult and senior care facilities to receive at least one vaccine dose by September 30, 2021.On August 20, 2021, the State of Washington’s governor issued a proclamation requiring workers in almost any healthcare setting—including employees, contractors, and volunteers—to be fully vaccinated against COVID-19 (including both shots of the two-shot Pfizer and Moderna vaccination course) by October 18, 2021. On August 30, 2021, the Colorado State Board of Health approved a COVID-19 vaccine requirement for employees, contractors, and other individuals working in certain health care facilities including home care agencies, hospices, assisted living facilities, and similar facilities or services, mandating that these workers receive one vaccine shot by September 30, 2021, and be fully vaccinated by October 31, 2021. None of these state mandates allow for regular COVID-19 testing as an alternative to vaccination. On October 11, 2021, Texas issued an executive order banning the practice of mandating vaccination, including by private employers

The Company may be subject to fines, penalties or judgments, or may otherwise be negatively impacted, if it is found not to have complied with any such current or future vaccination requirements. Current or prospective employees may oppose vaccination, making it more difficult to recruit or retain staff.

Additionally, in October of 2021, the FDA and CDC approved the use of COVID-19 vaccine booster shots for certain individuals who work in high-risk environments. The Company may be subject to fines, penalties, judgments, or otherwise be negatively impacted based on loss of skilled workers or increased competition and cost to acquire skilled workers in the event of worker hesitancy or aversion to vaccine booster shots, or a change in the definition or understanding of “fully vaccinated” under CMS, OSHA or other state regulations that currently, or may in the future, require employees to have received booster shots to maintain their fully vaccinated status.

Expiration of Certain Waivers and Changes in CMS Reporting Practices. In response to the COVID-19 pandemic, CMS issued numerous blanket waivers effective March 20, 2020, to ease reporting requirements and other administrative burdens on health care providers during the COVID-19 public health emergency. Certain of these waivers have begun to expire, and more waivers may expire in the fourth quarter of 2021 and in 2022. The expiration of these waivers may affect our operating costs due to the reinstitution of reporting regarding staffing data and other information that was not required to be reported during the COVID-19 public health emergency until the expiration of those waivers; the expiration of these waivers may additionally affect our ability to use certain billing codes when seeking reimbursement from Medicare or Medicaid, which may affect our financial performance.

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

The Pennant Group, Inc.

Dated: November 8, 2021	BY:	/s/ JENNIFER L. FREEMAN
Jennifer L. Freeman
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)