Form 10-K
period 2021-12-31
Pennant Group, Inc.
filed 2022-02-28
CIK 1766400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2021.

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of February 28, 2022, 28,529,556 shares of the registrant’s common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2021) was approximately $1,143,039,000 based upon the closing price of the common stock on such date. For purposes of this calculation, the registrant has excluded the market value of all common stock beneficially owned by all executive officers and directors of the registrant.

Note on Incorporation by Reference

Part III of this Form 10-K incorporates information by reference from the Registrant's definitive proxy statement on Schedule 14A for the Registrant's 2022 Annual Meeting of Stockholders to be filed within 120 days after the close of the fiscal year covered by this annual report.

THE PENNANT GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

Cautionary Note Regarding Forward-Looking Statements

Our reports, filings and other public announcements, including this Annual Report on Form 10-K may from time to time contain statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and typically include, but are not limited to, our expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities and plans and objectives of management. Forward-looking statements can often be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “seek,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, continued outbreaks of SARS-CoV-2, the virus that causes the disease COVID-19 (“COVID-19”). The developments with respect to COVID-19 and its impacts have occurred rapidly, and because of the unprecedented nature of the COVID-19 pandemic we are unable to predict the extent and duration of the adverse financial impact of COVID-19 on our business, financial condition and results of operations. These statements are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed in Part I, Item 1A., Risk Factors, of this Annual Report on Form 10-K for the year ended December 31, 2021. Accordingly, you should not rely upon forward-looking statements as predictions of future events. These forward-looking statements speak only as of the date of this Annual Report, and are based on our current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

As used in this Annual Report on Form 10-K, the words, “Pennant,” “Company,” “we,” “our” and “us” refer to The Pennant Group, Inc. and its consolidated subsidiaries. All of our independent operating subsidiaries, and the Service Center (defined below) are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar terms in this Annual Report are not meant to imply, nor should they be construed as meaning, that The Pennant Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries are operated by The Pennant Group, Inc.

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

As of December 31, 2021, we operate multiple lines of business, including home health, hospice and senior living, throughout Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. We provide home health and hospice services through 88 agencies, and senior living services at 54 communities with 4,127 total units in our assisted living, independent living and memory care business. We derive revenue from a diversified blend of payors including Medicare and Medicaid programs, private pay patients and residents and managed care payors.

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

Our model is innovative because each operation has been and will continue to be an independent operating subsidiary that functions under the direction of local clinical and operational leaders, each of whom are empowered to make decisions based on the unique needs of the patients or residents, partners and communities they serve. This is in contrast to typical models where control and key decision-making is centralized at the corporate level. Moreover, we utilize a “cluster model,” where every operation is part of a defined “cluster,” which is a group of geographically proximate operations working together to allow leaders to communicate and provide support and accountability to each other. Clusters create incentives for leaders to share best practices and real-time data and benchmark clinical and financial performance with their cluster partners. We believe this locally-driven data-sharing and peer accountability model is unique among healthcare and senior living providers and has proven effective in improving clinical care, enhancing patient and resident satisfaction and promoting operational efficiencies. This “cluster” operating model is the same model used by local leaders prior to our spin-off from Ensign in 2019 (further discussed below under Company History) and is key to the success of our future operations.

Our organizational structure empowers our highly dedicated leaders and staff at the local level to make key decisions and creates a sense of ownership over operational and clinical results and the overall employee experience. Each operation’s leader and his or her staff are encouraged to make their operations the “provider of choice” in the communities they serve. To accomplish this goal, our leaders work closely with their clinical staff and our expert resources to identify unique patient and resident needs and priorities in their communities and to create superior service offerings tailored to those needs. We believe that our localized approach to program development and care leads prospective patients or residents and referral sources to choose or recommend our operations to others. Similarly, our emphasis on empowering local decision-makers encourages leaders to strive to become the “employer of choice” in the communities they serve. One of our core values is the principle that the best patient care is provided by employees who experience significant work satisfaction because they are valued as individuals. Our leaders work hard to embody this core value and to attract, train and retain outstanding clinical staff by creating a work environment that fosters critical thinking, measurement, and relevance. Our local teams are motivated and empowered to quickly and proactively meet the needs of those they serve, without waiting for permission to act or being bound to a “one-size-fits-all” corporate strategy. In many markets, we attribute census growth and excellent clinical and financial outcomes to a healthy organizational culture built on these principles. With strong employee satisfaction across the organization, we believe we can continue to attract and retain the best talent in our industries.

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

On October 1, 2019, Ensign completed the spin-off of Pennant effected through a tax-free distribution (except as to cash received in lieu of fractional shares) of substantially all of Pennant’s issued and outstanding common stock to the stockholders of Ensign, as a result of which Pennant became an independent, publicly-traded company (the “Spin-Off”). Following the Spin-Off, Ensign had no continuing ownership interest in Pennant.

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

Services

Home Health and Hospice. As of December 31, 2021, we provided home health and hospice services through 88 agencies. Our home health services consist of providing a combination of clinical services including nursing, speech, occupational and physical therapy, medical social work and home health aide services within a patient's home. Home health is often a cost-effective solution for patients and can also increase their quality of life by allowing them to receive excellent clinical services in the comfort and convenience of the patient's home. Our hospice services focus on the physical, spiritual and psychosocial needs of terminally ill patients and their families and consist primarily of clinical care, education and counseling. We generated approximately 70.0%, 70.3% and 68.6% of our home health and hospice revenue from Medicare during the years ended December 31, 2021, 2020 and 2019, respectively.

Senior Living. As of December 31, 2021, we provided assisted living, independent living and memory care services in 54 communities with 4,127 total units or rooms. Our senior living operations provide a variety of services tailored to our residents’ needs, including residential accommodations, activities, meals, housekeeping and assistance in the activities of daily living to seniors who are independent or who require some support not at the level of clinical care provided in a skilled nursing facility. We generate revenue in these communities primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs. We derived approximately 71.3%, 73.2% and 77.4% of our senior living revenue from private pay sources during the years ended December 31, 2021, 2020 and 2019, respectively.

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

Pursue Disciplined Acquisition Strategy. The disciplined acquisition and integration of strategic and underperforming operations is a key element of our past success and is integral to our future growth plans. We have historically successfully transitioned both turnaround and stable target businesses, transforming them into top-quality operations preferred by referral sources. We plan to continue to take advantage of the fragmented home health, hospice and senior living industries by being disciplined in acquiring strategic and underperforming operations within both our existing and new geographic markets. With experienced leaders in place at the local level and demonstrated success in improving operating conditions at acquired businesses, we believe we are well positioned to continue expanding our footprint through disciplined acquisitions.

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

From 2013 to 2021, we grew our home health and hospice services and senior living services revenue by 561.0% or a compounded annual growth rate of 26.6%.

Revenue Growth Since 2013 (Dollars in Millions)
$66.5
$26.7
$39.8
$90.4
$35.9
$54.5
$159.2
$68.8
$90.4
$217.2
$101.4
$115.8
$251.0
$108.6
$142.4
$286.1
$117.0
$169.1
$338.5
$131.9
$206.6
$391.0
$137.3
$253.7
$439.6
$130.1
$309.5
2013
2014
2015
2016
2017
2018
2019
2020
2021
Home Health and Hospice
Senior Living

From 2013 to December 31, 2021, we grew the number of our home health and hospice agencies and senior living units by 450.0% and 228.6%, respectively.

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

Industry Trends

The healthcare sector is one of the largest and fastest-growing sectors of the U.S. economy. According to the Centers for Medicare and Medicaid Services (“CMS”), national healthcare spending increased from 8.9% of U.S. GDP, or $253 billion, in 1980 to an estimated 19.7% of GDP, or $4.1 trillion, in 2020. CMS projects national healthcare spending will grow by an average of 5.4% annually from 2019 through 2028, accounting for approximately 19.7% of U.S. GDP, or approximately $6.2 trillion, in 2028.

The home health and hospice segment is growing within the overall healthcare landscape in the United States. According to Grandview Research, Inc.’s (“GVRI[‘s]”) research, the home health market is estimated at approximately $299 billion and is expected to grow at a compounded annual growth rate (“CAGR”) 7.88% from 2021 to 2028. The hospice industry is estimated at approximately $29 billion and is projected to grow at an estimated CAGR of 8.6%. The senior living market is estimated at approximately $83 billion and is expected to expand at an estimated CAGR of 5.3% between 2021 to 2027. We believe that the industries in which we operate will continue to benefit from several macroeconomic and regulatory trends highlighted below:

Increased Demand Driven by Aging Populations. As seniors account for an increasing percentage of the total U.S. population, we believe demand for home health and hospice will continue to increase and demand for senior living services will improve as operating conditions impacted by the COVID-19 pandemic return to normal. According to the U.S. Census Bureau in 2020, between 2016 and 2060, the number of individuals over 65 years old is projected to be one of the fastest growing segments of the United States population, growing from 15% to 23%. The Bureau expects this segment to increase nearly 92% to 94.7 million by 2060 (from 2016) as compared to the total U.S. population which is projected to increase by 25.2% over that same time period. Furthermore, the generation currently retiring has access to less post-retirement benefits and accumulated less savings than in the past, creating demand for more affordable senior housing and in-home care options. As a high-quality provider in lower cost settings, we believe we are well-positioned to benefit from this trend.

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

Significant Acquisition and Consolidation Opportunities. The home health, hospice and senior living industries are highly fragmented markets with thousands of small and regional providers and only a handful of large national players. There were over 11,000 Medicare-certified home health agencies operating in 2020, with the top ten largest operators accounting for approximately 26% of the market. There are approximately 4,500 hospice agencies in the U.S. with the top ten largest operators accounting for about 18% of the total market share. As with the home health and hospice industries, there is significant fragmentation in the senior housing industry, with the top 25 operators controlling only a quarter of the market. We believe that our strategy of acquiring strategic and underperforming operations in these highly fragmented markets will be an instrumental piece of our future growth.

Changing Regulatory Framework. Regulations and reimbursement change frequently in our industries. Our model is designed to successfully navigate these regulatory and reimbursement changes. For example, effective January 1, 2020, CMS enacted additional changes to the Medicare home health prospective payment system (“HH PPS”) with the implementation of the Patient Driven Groupings Model (“PDGM”). As discussed in greater detail below under Government Regulation, this reimbursement structure involved case mix calculation methodology refinements, changes to low-utilization payment adjustment (“LUPA”) thresholds, the elimination of therapy thresholds, a change to the unit of payment from a 60-day episode to a 30-day period of care, and reduction in fiscal year 2020 and full elimination in fiscal year 2021 of requests for anticipated payments (“RAPs”). Beginning in fiscal year 2022, the CMS is replacing the RAP process with the home health Notice of Admission (“NOA”), which requires a single NOA filing that will cover continuous 30-day periods of care until the patient is discharged. This transition from RAP to NOA may cause delays in payment from CMS or even denial of payment, as the NOA process will be new for both CMS and the Company. Just as we have navigated other major reimbursement and regulatory changes, we believe that our unique operating model allowed us to transition to PDGM as local operations and clinical leaders, supported by our expert resources, effectively adapted to the new reimbursement environment.

Payor Sources

We derive revenue primarily from Medicare and Medicaid programs, managed care and private payors.

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

The following table sets forth our total revenue by payor source as a percent of revenue generated by each of our reportable segments and as a percentage of total revenue for the year ended December 31, 2021:

	Year Ended December 31, 2021
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue
Medicare	51.2%	89.7%	—%	49.3%
Medicaid	5.7	8.0	28.7	13.3
Subtotal	56.9	97.7	28.7	62.6
Managed care	29.2	2.1	—	11.2
Private and other(a)	13.9	0.2	71.3	26.2
Total revenue	100.0%	100.0%	100.0%	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

Reimbursement for Specific Services
Historically, adjustments to reimbursement under Medicare and Medicaid have had a significant effect on our revenue and results of operations. Recently enacted, pending and proposed legislation and administrative rulemaking at the federal and state levels could have similar effects on our business. Efforts to impose reduced reimbursement rates, greater discounts, cost sequestrations in federal spending bills passed by Congress, and more stringent cost controls by government and other payors are expected to continue for the foreseeable future and could adversely affect our business, financial condition and results of operations. Additionally, any delay or default by the federal or state governments in making Medicare and/or Medicaid reimbursement payments could materially and adversely affect our business, financial condition and results of operations.

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

Increased competition could limit our ability to attract and retain patients and residents, maintain or increase rates of reimbursement or to expand our business. Some of our competitors have greater financial and other resources than we have, may have greater brand recognition and may be more established in their respective communities than we are. Competing companies may also offer newer or more recently renovated communities or different programs or services than we offer and may, therefore, attract individuals who are currently patients of our operations, potential residents of our facilities, or who are otherwise receiving our healthcare services. Other competitors may have lower expenses or other competitive advantages than us and, therefore, provide services at lower prices than we offer.

There are few barriers to entry in the home health and hospice business in jurisdictions that do not require certificates of need or permits of approval. Our primary competition in these jurisdictions comes from local privately and publicly owned providers and hospital-owned healthcare providers. We compete based on the availability of personnel, the quality of services, expertise of visiting staff, and, in certain instances, on the price of our services. In addition, we compete with a number of non-profit organizations that finance acquisitions and capital expenditures on a tax-exempt basis and charity-funded programs that may have strong ties to their local medical communities and receive charitable contributions that are unavailable to us.

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

Superior Clinical Outcomes and Quality Care. We will continue to achieve success by delivering high quality home health, hospice and senior living services. Using the CMS five-star quality rating criteria, our home health agencies achieved an average of 4.4 out of 5 stars across all agencies for the for the year ended December 31, 2021, compared to the industry average of 3.0 stars (see Government Regulation below for further discussion on the five-star quality rating system). Our locally-driven, patient-centered approach to clinical care allows us to meet the unique needs of our patients, resulting in improved clinical outcomes, including reduced hospital readmission rates. These improved outcomes are driven by both our talented local clinicians and our data-driven analytical approach to patient care and risk stratification. We believe that our achievement of high-quality clinical outcomes positions us as a solution for patients, residents and referral sources, leading to census growth and improved profitability.

Diversified Portfolio by Payor and Services. As of December 31, 2021, we operated 88 home health and hospice agencies and 54 senior living communities across 14 states. Because of this diversified portfolio, our blended payor mix was 49.3% Medicare, 13.3% Medicaid, 11.2% managed care and 26.2% private pay for the year ended December 31, 2021. Our balanced payor mix can provide greater business stability through economic cycles and mitigates volatility arising from government-driven reimbursement changes. For the year ended December 31, 2021, we generated 70.4% of our revenue from home health and hospice services and 29.6% of our revenue from senior living services. Our diversified service portfolio allows us to opportunistically execute on our acquisition strategy as valuations fluctuate over industry cycles.

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

Human Capital

The operation of our home health and hospice operations and senior living communities requires a large number of highly skilled healthcare professionals and support staff. As of December 31, 2021, we had 6,441 employees who were employed by our independent operating subsidiaries or our Service Center. None of those employees is subject to a collective bargaining agreement relating to our operations.

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

For the year ended December 31, 2021, 56.7% of our total expenses were payroll related for our operations. Periodically, market forces, which vary by region, require that we increase wages in excess of general inflation or in excess of increases in reimbursement rates we receive. We believe that we staff appropriately, focusing primarily on the acuity level and day-to-day needs of our patients and residents. We seek to manage our labor costs by improving staff retention, improving operating efficiencies, maintaining competitive wage rates and benefits and reducing reliance on overtime compensation and temporary nursing agency services.

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

Home Health Star Rating. As a consumer tool for selecting a home health provider, CMS has used a five-star rating model to rate home health agencies since 2015. This Quality of Patient Care Star Rating is a summary measure of a home health agency’s performance based upon how well it provides patient care. CMS uses seven measurements indicating quality to determine its rating, including how often the agency initiated care in a timely manner, how often patients demonstrated improvements in ambulation, bed transferring, bathing, oral medication administration, decreased pain with activity, less shortness of breath, and decreased need for acute care hospitalization. According to CMS, a 3-star rating means the agency provides good quality of care. According to CMS Home Health Compare star rating criteria, our home health agencies have achieved an average of 4.4 out of 5 stars across all agencies compared to the industry average of 3.0 stars for the year ended December 31, 2021.

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

Through December 31, 2019, under the Medicare HH PPS, Medicare pays home health agencies a predetermined base payment adjusted for case-mix (the health condition and care needs of the beneficiary), as well as geographic differences in wages for home health agencies across the country. There are also outlier payments to account for beneficiaries who incur unusually large costs. For patients who do not receive at least a specified number of visits during their episode of care, HH PPS uses a low-utilization payment adjustment (“LUPA”). Until January 1, 2020, HH PPS provided home health agencies with payments for each 60-day episode of care for each beneficiary. There were no limits to the number of episodes an eligible beneficiary can receive.

In October 2019, CMS issued a final rule implementing PDGM. The PDGM reimbursement structure involves case mix calculation methodology refinements, changes to LUPA thresholds, the elimination of therapy thresholds, a change to the unit of payment from a 60-day episode to a 30-day payment period, and the reduction in fiscal year 2020 and full elimination in fiscal year 2021 of the RAP. Effective January 1, 2020, under PDGM the initial certification of patient eligibility, plan of care, and comprehensive assessment remains valid for 60-day episodes of care and payments for home health services are made based upon 30-day periods. During 2020, we received 20% of the estimated payment for a patient’s initial or subsequent period of care up-front (after the initial assessment is completed and upon initial billing) and the remaining 80% upon submission of the final claim following the 30-day period of care. Beginning on January 1, 2022, the RAP process is replaced by a home health agency filing a NOA to cover continuous 30-day periods of care until the patient is discharged. Within five calendar days of beginning care, home health agencies must submit a NOA or else face a reduction in the payment that is equal to a 1/30th reduction of the expected wage and case-mix adjusted 30-day payment period for each day from the start of care, equal to the current late submission deduction for RAPs. PDGM’s ultimate impact will vary by provider based on factors including case-mix, admission source, and providers’ ability to adapt to the new reimbursement model's coding and therapy thresholds.

Home Health Value Based Purchasing (HH VBP). The Center for Medicare and Medicaid Innovation (“Innovation Center”) implemented the original Home Health Value-Based Purchasing (“HHVBP”) Model from January 1, 2016 through December 31, 2021. The model was designed to support greater quality and efficiency of care among Medicare-certified Home Health Agencies (“HHA”) across the nation. The HHVBP Model supported efforts to build a health care system that delivers better care, spends health care dollars more wisely, and results in healthier people and communities. All Medicare-certified HHAs that provided services in Massachusetts, Maryland, North Carolina, Florida, Washington, Arizona, Iowa, Nebraska, and Tennessee competed on value, where payment was tied to quality performance. The overall purpose of the HHVBP Model was to improve the quality and delivery of home health care services to Medicare beneficiaries with specific goals to; provide incentives for better quality care with greater efficiency, study new potential quality and efficiency measures for appropriateness in the home health setting, and, enhance the public reporting process. The HHVBP Model was expanded nationwide in the Calendar Year (“CY”) 2022 HH PPS rule. In addition, the rule finalized the end of the HHVBP Model one year early for the HHAs in the nine original Model states, such that CY 2020 performance data will not be used to calculate a payment adjustment for HHAs in the nine states and will not have their payments impacted in CY 2022.

The expanded HHVBP Model begins on January 1, 2022 and includes Medicare-certified HHAs in all fifty (50) states. Calendar Year 2022 is the pre-implementation year wherein CMS will provide HHAs with resources and training. This will allow HHAs time to prepare and learn about the expectations and requirements of the expanded HHVBP Model without risk to payments. The first full performance year for the expanded HHVBP Model is CY 2023 (beginning January 1, 2023). Calendar Year 2025 will be the first year when payment will be adjusted determined on CY 2023 performance.

Review Choice Demonstration for Home Health Services. The Review Choice Demonstration for Home Health Services (RCD) provides flexibility and choice for Home Health Agencies (HHAs), as well as risk-based changes to reduce burden on providers demonstrating compliance with Medicare home health policies. The demonstration is mandatory for all Medicare certified HHAs in 5 states Illinois, Ohio, North Carolina, Floria and Texas. Providers select from three initial choices:

•Pre-claim review
•Post-payment review
•Minimal post-payment review with a 25% payment reduction

After a 6-month period, HHAs demonstrating compliance with Medicare rules through pre-claim review or postpayment review will have additional choices, including relief from most reviews except for a review of a small sample of claims. (To be eligible, HHAs must meet a 90% target full provisional affirmation rate based on a minimum 10 requests/claims submitted.) This program is designed to reduce the number of Medicare appeals, improve provider compliance with Medicare program requirements, should not delay care to Medicare beneficiaries, and does not alter the Medicare home health benefit.

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

Medicare payments are subject to two fixed annual caps, which are assessed on a provider number basis, and are broken into an inpatient cap amount and an overall payment cap. These cap amounts are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from October 1 through September 30. The inpatient cap limits hospice care provided on an inpatient basis. This cap limits the number of days that are paid at the higher inpatient care rate to 20.0% of the total number of days of hospice care that are provided to all Medicare beneficiaries served by a provider. The daily rate for all days exceeding the cap is the standard RHC daily rate, and the provider must reimburse Medicare for any payments received in excess of that amount. The overall payment cap is calculated by the Medicare fiscal intermediary at the end of each hospice cap period to determine the maximum allowable payments to a hospice provider during the period. We estimate our potential cap exposure by using available information to compare our actual reimbursement for all hospice services provided during the period to the number of beneficiaries we served multiplied by the statutory per beneficiary cap amount. If payments received by any one of our hospice provider numbers exceeds either of these caps, we are required to reimburse Medicare for payments received in excess of the cap amounts. The hospice cap amount for the 2022 cap year is equal to the 2021 cap amount of $30,683.93 updated by 2% or $31,297.61 per beneficiary.

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

Hospice Quality Reporting Requirements (“HQRP”). HQRP, mandated by the Patient Protection and Affordable Care Act, requires hospice agencies to submit required quality data for inclusion on the public facing Hospice Compare website hosted by CMS. Hospices that fail to meet quality reporting requirements receive a 2.0% reduction to the annual market basket update for the fiscal years 2021, 2022, and 2023. This reduction penalty will be increased to 4.0% beginning in fiscal year 2024.

Licensure and Certificates of Need (“CON”). Home health, hospice and most senior living communities operate under licenses granted by the health authorities of their respective states. Some states require healthcare providers (including home health, hospice and most senior living providers) to obtain prior state approval for the purchase, construction or expansion of healthcare operations, or changes in services. Certain states, including a number in which we operate, carefully restrict new entrants into the market based on demographic and/or demonstrative usage of additional providers. These states limit the entry of new providers or services and the expansion of existing providers or services in their markets through a CON process, which is periodically evaluated and updated as required by applicable state law. For those states that require a CON, we must also complete a separate application process establishing a location and must receive required approvals. Washington and Montana are the only CON state in which we operate home health or hospice agencies.

Patient Protection and Affordable Care Act (“ACA”). Various healthcare reform provisions became law upon enactment of the ACA in 2010. The reforms contained in the ACA have affected our independent operating subsidiaries in some manner and are directed in large part at increased quality and cost reductions. These reforms include modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. Presidential and congressional elections may result in significant changes in legislation, regulation, and implementation of Medicare, Medicaid, and government policy, along with potential changes to tax rates and other tax treatment of our operations. We continually monitor these developments so we can respond to the changing regulatory environment impacting our business.

Civil and Criminal Fraud and Abuse Laws and Enforcement. Various complex federal and state laws exist which govern a wide array of referrals, relationships and arrangements, and prohibit fraud by healthcare providers. Governmental agencies are devoting increasing attention and resources to such anti-fraud efforts. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and the Balanced Budget Act of 1997 (“BBA”) expanded the penalties for healthcare fraud. Additionally, in connection with our involvement with federal healthcare reimbursement programs, the government or those acting on its behalf may bring an action under the False Claims Act (“FCA”), alleging that a healthcare provider has defrauded the government by submitting a claim for items or services not rendered as claimed, which may include coding errors, billing for services not provided, and submitting false or erroneous cost reports. The Fraud Enforcement and Recovery Act of 2009 (“FERA”) expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. The FCA clarifies that if an item or service is provided in violation of the Anti-Kickback Statute, the claim submitted for those items or services is a false claim that may be prosecuted under the FCA as a false claim. Civil monetary penalties (“CMPs”) under the FCA range from approximately $11,803 to $23,607 and are adjusted annually for inflation. Under the qui tam or “whistleblower” provisions of the FCA, a private individual with knowledge of fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government’s recovery. Due to these whistleblower incentives, lawsuits have become more frequent. Many states also have a false claim prohibition that mirrors or tracks the federal FCA. Federal law also provides that the Office of the Inspector General for HHS (“OIG”) has the authority to exclude individuals and entities from federally funded health care programs on a number of grounds, including, but not limited to, certain types of criminal offenses, licensure revocations or suspensions, and exclusion from state or other federal healthcare programs. In addition, CMS can recover overpayments from health care providers up to five years following the year in which payment was made.

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

Risks Related to Our Business and Industry

Our revenue could be impacted by federal changes to reimbursement and other aspects of Medicare. We derived 49.3% of our revenue from the Medicare program for the year ended December 31, 2021, which is typical. In addition, other payors may use published Medicare rates as a basis for reimbursements. The Medicare program and its reimbursement rates, caps, deductibles and rules are subject to frequent change for a variety of reasons, each of which is discussed in Item 1., Government Regulation. Budget pressures also frequently lead the federal government to reduce or limit reimbursement rates under Medicare. Additionally, Medicare payments can be delayed or declined (including retroactively) due to determinations that certain costs, services or providers are not covered. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services or what services or providers are covered, our business and results of operations would be adversely affected. CMS has also introduced in the past, and will likely introduce in the future, new payment models, such as value-based arrangements, in markets in which we operate. Those models may depend on the formation of preferred provider relationships among payors and providers. Our operations may not successfully implement or adapt to these changes and our operations could be materially impacted. As discussed below, Medicare reimbursement and participation may also be tied to the vaccination of employees pursuant to a new interim final rule published by CMS on November 5, 2021. After initial litigation, the United States Supreme Court stayed injunctions that had been entered against CMS’ enforcement of this rule as of January 13, 2022, allowing this interim final rule requiring employees of certain Medicare-participating facilities and services including home health agencies and hospices to be vaccinated, which affects our businesses and employees.

Reductions in Medicaid reimbursement rates or changes in the rules governing the Medicaid program could have a material, adverse effect on our revenues, financial condition and results of operations. We derived 13.3% of our revenue from Medicaid programs for the year ended December 31, 2021, which is typical. Medicaid is a state-administered program financed by both state funds and matching federal funds and its reimbursement rates and rules are subject to frequent change (including retroactively) at both the federal and state level, as discussed in Item 1., Government Regulation. Any budget reductions or funding restrictions, discontinuance or reduction of federal matching, change in payment methodology or delays in states in which we operate could adversely affect our net patient service revenue and profitability. We can expect continuing cost containment pressures on Medicaid outlays for our services.

Reforms to the U.S. healthcare system continue to impose new requirements upon us and may lower our reimbursements. The ACA included sweeping changes to how healthcare is paid for and furnished in the United States. The ACA continues to face legal challenges and calls for repeal or amendment. We cannot predict what effect these challenges, or other legislative or regulatory changes (including, for instance, proposals for Medicare for All or public option insurers operated by one or more individual states), will have on our business, including the demand for our services or the amount of reimbursement available for those services. It is possible new laws may lower reimbursement or increase the cost of doing business and adversely affect our business.

We are subject to various government reviews, audits and investigations that could adversely affect our business, including an obligation to refund amounts previously paid to us, potential criminal charges, the imposition of fines, and/or the loss of our right to participate in Medicare and Medicaid programs. As discussed in greater detail in Item 1., Government Regulation, as a result of our participation in the Medicaid and Medicare programs, we are frequently subject to various governmental reviews, audits and investigations to verify our compliance with these programs. Private pay sources also reserve the right to conduct audits. Disagreements about billing and reimbursement are common in our industry due in part to the subjectivity inherent in patient diagnosis and care, record keeping, claims processing and other aspects of the patient service and reimbursement processes. An adverse review, audit or investigation could result in (1) an obligation to refund amounts previously paid to us by payors in amounts that could vastly exceed the revenue derived from claims actually reviewed in the audit, and could be material to our business; (2) state or federal agencies imposing fines, penalties and other sanctions on us; (3) suspension of Medicare or Medicaid payments (4) loss of our right to participate in the Medicare or Medicaid programs or one or more private payor networks; (5) an increase in private litigation against us; and (6) damage to our reputation in various markets.

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

If we do not operate in compliance with the extensive laws and regulations to which we are subject, or if these laws and regulations change, we could be required to make significant expenditures or change our operations to bring our operations into compliance. We, like other companies in the healthcare industry, are required to comply with extensive and complex laws and regulations at the federal, state and local government levels as discussed in greater detail in Item 1., Government Regulation. These laws and regulations are subject to frequent and unpredictable change. If we fail to comply with these applicable laws and regulations, we could suffer civil or criminal penalties and other detrimental consequences, including denial of reimbursement, imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicaid and Medicare programs, restrictions on our ability to acquire new operations or expand or operate existing operations, the loss of our licenses to operate and the loss of our ability to participate in federal and state reimbursement programs. These laws and regulations are complex, and we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. Changing interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to change our operations, equipment, personnel, services, capital expenditure programs and operating expenses.

Public and government calls for increased survey and enforcement efforts toward our industries could result in increased scrutiny and potential sanctions or costly remedies. Government authorities have increased the scope or number of inspections or surveys and the severity of consequent citations for alleged failure to comply with regulatory requirements. As discussed in Item 1., Government Regulation, from time to time in the ordinary course of business, we receive deficiency reports from state and federal regulatory bodies resulting from such inspections or surveys. Although most inspection deficiencies are resolved through an agreed-upon plan of corrective action, the reviewing agency typically has the authority to take further action against a licensed or certified operation, which could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension of new admission or bed holds, loss of certification as a provider under state or federal healthcare programs, or imposition of other sanctions, including criminal penalties. Furthermore, in some states, citations in one operation can impact other operations in the state. Revocation of a license or decertification at a given operation could therefore impair our ability to obtain new licenses or to renew existing licenses at other operations, which may also trigger defaults or cross-defaults under our leases and our credit arrangements, or adversely affect our ability to operate in the future. If state or federal regulators were to determine, formally or otherwise, that one operation’s regulatory history ought to impact another of our existing or prospective communities, this could also increase costs, result in increased scrutiny by state and federal survey agencies, and impact our expansion plans. In addition, from time to time, we may opt to voluntarily stop accepting new patients pending completion of a new state survey, to avoid straining staff and other resources while retraining staff, upgrading operating systems or making other operational improvements, all of which can impact our financial results.

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

Increased competition for, or a shortage of, nurses and other skilled personnel could increase our staffing and labor costs and negatively impact our operations. Our success depends upon our ability to retain and attract nurses, certified nurse assistants, social workers and speech, physical and occupational therapists, as well as skilled personnel who are responsible for the day-to-day operations of each of our affiliated operations. If we fail to attract and retain qualified and skilled personnel, or if the associated costs increase, our independent operating subsidiaries’ ability to conduct their business operations effectively could be harmed. Staffing challenges have increased during the pandemic due to health care worker burnout, COVID exposures, vaccine mandates, and wage inflation, increasing the competition for qualified staff and cost of retaining personnel.

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

Our revenue, financial condition and results of operations could be negatively impacted by any changes in the acuity mix of patients in our affiliated operations as well as payor mix and payment methodologies. Our revenue is determined in part by the acuity of home health and hospice patients and senior living residents. Changes in the acuity level of patients we attract, as well as our payor mix among Medicare, Medicaid, managed care organizations and private payors, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the year ended December 31, 2021, 62.6% of our revenue was provided by government payors that reimburse us at predetermined rates, which is typical. If we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our independent operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected. Among other initiatives, these payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, we may lose patients if we choose not to renew our contracts with these insurers at lower rates.

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

Instances of noncompliance can decrease our revenue. As discussed under Item 1., Monitoring Compliance in our Operations, we have internal compliance policies and procedures, including ongoing monitoring and controls, pursuant to which we have identified, and may in the future identify, deficiencies in the assessment of and recordkeeping for patients and residents. We must accrue liabilities for claim costs and interest and repay any amounts due in normal course. Failure to refund overpayments within required time frames (as described in greater detail under Item 1., Government Regulation) could result in FCA liability. Additionally, federal and state mandates for vaccination of employees—or in some cases, state actions prohibiting vaccination—differ and may be difficult to comply with, and non-compliance may result in sanctions or other penalties assessed upon the Company. If future investigations ultimately result in findings of significant billing and reimbursement noncompliance, which require us to record significant additional provisions or remit payments, our business, financial condition and results of operations could be materially and adversely affected.

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

We retain certain risks related to our insurance coverage. Under its insurance policies, the Company bears the risk of loss up to specified deductible limits, which may be substantial if there is a surge in the volume of claims subject to the deductible. The Company recognizes obligations associated with these costs in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported. These costs generally are estimated based on our historical claims experience. Projections of self-insured retention losses are estimates that are subject to significant variability, and as a result, actual losses and expenses may be more or less than recorded liabilities.

The unionization of our workers may adversely affect our revenue and profitability. To date, our employees have chosen not to unionize. If they decide to unionize, our cost of doing business could increase, our operations could experience disruption, and affected operations may no longer be economical to continue operating.

Because we lease all of our affiliated senior living communities, we could experience risks associated with leased property, including risks relating to lease termination, lease extensions and special charges, which could adversely affect our business, financial position or results of operations. As of December 31, 2021, we leased all of our senior living communities and administrative offices. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). Under certain master leases, a breach at a single community could subject one or more of the other communities covered by the same master lease to the same default risk. Failure to comply with provider requirements is a default under several of the leases and master lease agreements. In addition, lease defaults could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.

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

Inflation may negatively impact profitability. The annual inflation rate of 7% in 2021 has impacted our operations, placing upward pricing pressure on all things from wages to supplies to energy costs. Inflation is expected to continue in 2022 and may affect the Company’s profit in providing services. We have historically derived a substantial portion of our revenue from the Medicare program. We also derive revenue from state Medicaid and similar reimbursement programs. Payments under these programs generally provide for reimbursement levels that are adjusted for inflation annually. These adjustments may not continue in the future, and even if received, such adjustments may not reflect the actual increase in our costs for providing healthcare services. Labor and supply expenses make up a substantial portion of our cost of services. Those expenses can be subject to increase in periods of rising inflation and when labor shortages occur in the marketplace.

Delays in reimbursement may cause liquidity problems. If we experience problems with our billing information systems or if issues arise with Medicare, Medicaid or other payors, we may encounter delays in our payment cycle. From time to time, we have experienced such delays as a result of government payors instituting planned reimbursement delays for budget balancing purposes or as a result of prepayment reviews. Some states in which we operate are operating with budget deficits or could have a budget deficit in the future, which may delay reimbursement in a manner that would adversely affect our liquidity. In addition, from time to time, procedural issues require us to resubmit claims before payment is remitted, which contributes to our aged receivables. Unanticipated delays in receiving reimbursement from state programs due to changes in their policies or billing or audit procedures may adversely impact our liquidity and working capital. As discussed in Item 1., Government Regulation, with the elimination in fiscal year 2021 of RAPs and introduction of the NOA submission procedure, we may experience higher receivables and reduced cash flows as collections are delayed upon implementation. Beginning in fiscal year 2022, CMS is replacing the RAP process with the filing of a single NOA by home health agencies, which will cover continuous 30-day periods of care until the patient is discharged. This transition may cause delays in payment from CMS or even denial of payment, as the NOA process will be new for both CMS and the Company.

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

Two of our directors continues to serve as a director on the Ensign board of directors, and ownership of shares of Ensign common stock or equity awards of Ensign by our directors and executive officers may create conflicts of interest or the appearance of conflicts of interest. Two of our directors continues to serve on the Ensign board of directors and substantially all of our executive officers and some of our non-employee directors own shares of Ensign common stock. This could create, or appear to create, potential conflicts of interest when our or Ensign’s management or directors face decisions that could have different implications for us and Ensign, including the resolution of any dispute regarding the terms of the agreements governing the Spin-Off and the relationship between us and Ensign after the Spin-Off, any commercial agreements entered into in the future between us and Ensign and the allocation of such directors’ time between us and Ensign.

Risks Related to Ownership of Our Common Stock

Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable. Our amended and restated certificate of incorporation and amended and restated bylaws may make the merger or acquisition of our company more difficult without the approval of our board of directors. Among other things, these provisions: allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock; establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings; create a classified board of directors whose members serve staggered three-year terms; and limit the ability of our stockholders to call and bring business before special meetings. Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. These provisions could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and to cause us to take other corporate actions desired.

Risks Related to COVID-19

COVID-19 has created new regulatory risks that impact our operations. COVID-19 has generated, and will likely continue to generate, dramatic and rapid changes in the laws affecting our operations. U.S. Federal, state, and local regulators have implemented new laws, rules, regulations, and orders, or waived or modified existing laws, rules and regulations for the duration of the COVID-19 public health emergency. Most of these changes have been made without following typical regulatory or legislative processes and procedures and have been announced via website postings or fact sheets with limited notice and without full regulations or guidance in place. While many of the changes are beneficial in that they reduce or eliminate statutory or regulatory requirements for healthcare providers during the COVID-19 public health emergency, we remain subject to the risk of inadvertent non-compliance due to the quantity, ambiguity and frequency of changes. The regulatory changes may also adversely effect our operations through increased legal and operational costs related to compliance with changes and monitoring for future changes. Further, the resumption of pre-COVID-19 regulatory requirements at the conclusion of the public health emergency may require significant operational changes on short notice.

COVID-19 and related risks have affected and could materially affect our results of operations, financial position and/or liquidity. The global spread of COVID-19 and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. See “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19” herein. Now two years into the COVID-19 pandemic, many of the direct and indirect consequences of COVID-19 on our business are known, although new developments such as waves of COVID-19 variants and second-order effects such as supply chain issues are ongoing and the full range of their direct and indirect consequences on our business are not yet known. Risks presented by the ongoing effects of COVID-19 include the following:

•In addition to the hazards posed by COVID-19 itself, the disruption caused by repeated waves of COVID-19 variants, including breakthrough infections of fully vaccinated individuals, poses a risk to the Company for the foreseeable future due to the potential consequences of such variants on Company personnel, labor pool participants, availability of necessary supplies, continued adverse impact on move-in rates within senior living, and consequences for the broader economy.
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
•Increased labor costs due to increased overtime or premium pay, paid leave, reduced labor force participation, wage pressure from competitors, workers becoming ineligible for employment due to COVID-19 vaccination requirements, mandatory testing costs, and the increased need for temporary labor to supplement our existing staffing as our front-line employees may become unable to work while awaiting the results of COVID-19 tests or as they recover from a COVID-19 infection.

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
•COVID-19 related illnesses in staff may impact the quality of care, which could lead to temporary staffing shortages or reliance on less experienced personnel.
•Employee concerns related to workplace safety, including potential for increase in workers’ compensation claims.
•Potential increase in insurance premiums and COVID-19 related claims.
•Inconsistent application or interpretation of modifications to regulatory requirements by surveyors.
•Potential for continued inflation resulting from changes in economic conditions and steps taken by the federal government and the Federal Reserve in response to COVID-19, which could lead to higher inflation rates or longer-lasting inflation than anticipated, which could in turn lead to an increase in expenses, including rent expense under our triple net leases. All of the triple net leases in our senior living business contain annual rent escalators tied to year-over-year increases in various consumer price indices. While these leases contain provisions capping the increased rent expense each year, increased inflation could cause our rent expense in our senior living business to increase at a greater rate than in prior years.

COVID-19 could lead to future litigation. COVID-19 has affected virtually all businesses in the country, and healthcare providers have been acutely impacted due to direct involvement with the virus. The challenges of dealing with a global pandemic have been amplified by supply shortages, lack of available tests, and constantly evolving information. It is likely that healthcare companies, including those in the post-acute care and senior living industries in which we operate, could become targets of plaintiffs’ litigation, alleging negligence, wrongful death, and similar claims resulting from where cases of COVID-19 occurred in senior living communities and through the direct contact with COVID-19 positive patients of our home health and hospice providers . If we or our operations are subject to litigation of this nature, such litigation may result in legal fees, damages, fines or settlements in amounts that could be material.

Rules mandating COVID-19 vaccination may subject us to penalties and other challenges. Various federal, state and local governments have issued, or indicated an intention to issue, COVID-19 vaccination requirements for health care workers and other workers. Most notably, on November 4, 2021, CMS issued an interim final rule requiring full vaccination of personnel working for operations reimbursed by Medicare or Medicaid. The United States Supreme Court upheld this mandate on January 13, 2022, and the compliance deadline for full vaccination ranges from February 28 (in states that did not challenge the mandate) to March 15, 2022 (in most other states) to March 21, 2022 (in Texas).

States where we operate have imposed their own vaccine mandates as well. During 2021, California, Colorado, Oregon and Washington each issued orders requiring that all or some employees and contractors of our independent operating subsidiaries be fully vaccinated. In addition, on December 22, 2021 California ordered that health care workers who are booster-eligible must receive a vaccine booster by February 1, 2022.

The Company may be subject to fines, penalties or judgments, or may otherwise be negatively impacted, if it is found not to have complied with any such current or future vaccination requirements. Current or prospective employees may oppose vaccination, making it more difficult to recruit or retain staff.

Additionally, as of January 2022, the FDA and CDC approved the use of COVID-19 vaccine booster shots for most individuals. The Company may be subject to fines, penalties, judgments, or otherwise be negatively impacted based on loss of skilled workers or increased competition and cost to acquire skilled workers in the event of worker hesitancy or aversion to vaccine booster shots, or a change in the definition or understanding of “fully vaccinated” under CMS, OSHA or other state regulations that currently, or may in the future, require employees to have received booster shots to maintain their fully vaccinated status.

Expiration of Certain Waivers and Changes in CMS Reporting Practices. In response to the COVID-19 pandemic, CMS issued numerous blanket waivers effective March 20, 2020, to ease reporting requirements and other administrative burdens on health care providers during the COVID-19 public health emergency. Certain of these waivers have begun to expire, and more waivers may expire in 2022. The expiration of these waivers may affect our operating costs due to the reinstitution of reporting regarding staffing data and other information that was not required to be reported during the COVID-19 public health emergency until the expiration of those waivers; the expiration of these waivers may additionally affect our ability to use certain billing codes when seeking reimbursement from Medicare or Medicaid, which may affect our financial performance.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Service Center

We lease two office locations to accommodate our Service Center. We lease approximately 14,287 square feet of office space located at 1675 East Riverside Drive, Suite 150, Eagle, ID 83616, pursuant to a lease that expires March 31, 2025. Our principal executive offices are located at the Service Center in Eagle, Idaho. We have two options to extend our lease term at this location for an additional five-year term for each option. In addition, we currently lease 6,209 rentable square feet of office space located at 1600 West Broadway Road, Suite 100, Tempe, Arizona 85282, pursuant to a lease that expires September 30, 2024. We have one option to extend our lease term at this location for one additional five-year term.

Home Health and Hospice Agencies and Senior Living Communities

As of December 31, 2021, we operated 88 home health, hospice and home care agencies in Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. Office space is leased within geographies served by our agencies.

As of December 31, 2021, we operated 54 affiliated senior living communities in Arizona, California, Nevada, Texas, Washington and Wisconsin, with 4127 Senior Living units. We lease all of our communities through long-term, triple-net lease arrangements.

The following table provides summary information regarding the locations of our home health and hospice agencies and our senior living communities and operational units as of December 31, 2021:

State	Home Health Agencies	Hospice Agencies	Senior Living Communities	Senior Living Units
Arizona	4	8	7	1,249
California	6	5	9	761
Colorado	6	1	—	—
Idaho	4	3	2	164
Iowa	1	1	—	—
Montana	—	1	—	—
Nevada	1	2	4	385
Oklahoma	2	1	—	—
Oregon	2	1	—	—
Texas	5	8	12	712
Utah	9	4	—	—
Washington	6	3	1	98
Wisconsin	1	1	19	758
Wyoming	1	1	—	—
Total	48	40	54	4,127

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

Item 4.    Mine Safety Disclosures

None.

Part II.

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common stock has traded under the symbol “PNTG” on the NASDAQ Global Select Market since our Spin-Off on October 1, 2019. Prior to that date we were a subsidiary of Ensign, which trades under the ticker “ENSG” on the NASDAQ Global Select Market. As of February 28, 2022, there were approximately 60 holders of record of our stock.

Dividend Policy

We do not intend to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our future earnings will be retained to support our operations and to finance the growth and development of our business.

Stock Performance Graph

The following Stock Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference in such filing.

The graph below compares the cumulative total stockholder return on our common stock, $0.001 par value per share, during the period from the date of the Spin-Off on October 1, 2019, through December 31, 2021, with the cumulative total return on the NASDAQ composite index and an industry peer group over the same period (assuming the investment of $100 in our common stock, the NASDAQ composite index and the industry peer group on October 1, 2019 and the reinvestment of dividends). The peer group we selected is comprised of: Amedysis, Inc. (“AMED”), Addus Homecare Corporation (“ADUS”), Chemed Corporation (“CHE”), Encompass Health Corporation (“EHC”), LHC Group, Inc. (“LHCG”), Sonida Senior Living Inc., formerly known as Capital Senior Living Corporation (“SNDA”), and Brookdale Senior Living, Inc. (“BKD”). The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance. No cash dividends have been paid on our common stock.

	10/1/2019	12/31/2019	3/31/2020	6/30/2020	9/30/2020	12/31/2020	3/31/2021	6/30/2021	9/30/2021	12/31/2021
PNTG	100	219	94	150	256	385	304	271	186	152
NASDAQ	100	113	97	127	141	163	167	183	183	199
Peer Group	100	113	105	116	129	147	134	134	113	120
Item 6.     [Reserved]

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

Overview

We are a leading provider of high-quality healthcare services to patients and residents of all ages, including the growing senior population, in the United States. We strive to be the provider of choice in the communities we serve through our innovative operating model. We operate in multiple lines of businesses including home health, hospice and senior living services across Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. As of December 31, 2021, our home health and hospice business provided home health, hospice and home care services from 88 agencies operating across 14 states, and our senior living business operated 54 senior living communities throughout seven states.

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

COVID-19

We have been, and we expect to continue to be, impacted by several factors related to the viral disease known as COVID-19 that may cause actual results to differ from our historical results or current expectations. Due to the COVID-19 pandemic, the results presented in this report are not necessarily indicative of future operating results. The situation surrounding COVID-19 remains fluid. We are actively managing our response in collaboration with government officials, team members and business partners, and we are assessing potential impacts to our financial position and operating results, as well as adverse developments in our business.

Home Health and Hospice

During the year ended December 31, 2021, the labor challenges experienced throughout the COVID-19 pandemic were exacerbated as cases rose sharply, leading to further wage pressure, increased overtime and greater use of agency and registry staffing resulting in challenges to properly staff referrals. Home health admissions during the second half of the year were impacted as more staff entered the quarantine protocol and by a significant decline in elective procedures, particularly in a few key markets and states that re-imposed temporary halts on such procedures.

Senior Living

COVID-19 continues to impact all aspects of our senior living business and geographies, including impacts on our residents, team members, vendors and business partners. We experienced a decline in occupancy during the first quarter of the year followed by several months of increased occupancy that began in the second quarter and continued into the third quarter. Our occupancy began to decline in the latter part of September and our overall senior living occupancy has decreased since the onset of the COVID-19 pandemic due to a greater number of move outs net of move ins. We cannot be sure if or when the occupancy levels in our senior living communities will improve over multiple measurement periods or return to pre-pandemic levels.

Labor

We have experienced and expect to continue to see increased labor costs due to greater competition for skilled workers, worker burnout, increased wage rates, increased overtime and premium pay, and the increased need for temporary labor to supplement our existing staffing. We are monitoring the ongoing impact of our COVID-19 response actions on our revenue and expenses, including labor acquisition and turnover costs that may be imposed by existing and anticipated state and federal vaccination mandates imposed for workers in home health agencies, senior living communities and other health care service providers. However, the extent to which COVID-19 will continue to impact our operations will depend on future developments, which remain uncertain and cannot be predicted with confidence, including the pace of spread and impact of other potential variant strains, and the actions taken to contain COVID-19 or treat its impact, among others.

Recent Activities

Acquisitions. During 2021, we expanded our operations with the addition of five home health agencies, four hospice agencies and two home care agencies. We entered into a separate operations transfer agreement with the prior operator as part of each transaction. The aggregate value for these acquisitions was $14.1 million. For further discussion of our acquisitions, see Note 7, Acquisitions, in the Notes to the consolidated and combined financial statements.

Amended Credit Facility. On February 23, 2021, we amended our existing revolving credit facility to increase our aggregate principal amount available from $75.0 million to $150.0 million.

Subsequent Transaction. On January 27, 2022, certain of our affiliates entered into operations transfer agreements (collectively, the “Transfer Agreements”) with affiliates of Ensign, providing for the transfer of the operations of certain senior living communities (the “Transaction”). The Transfer Agreements require one of the transferors to place in escrow $6.5 million to cover post-closing capital expenditures and operating losses related to one of the communities. The closing of the Transaction is anticipated to occur in the first half of 2022, subject to receipt of applicable regulatory approvals and satisfaction of other customary closing conditions set forth in the Transfer Agreements. For further details about the impact of the transaction see Note 16, Subsequent Event.

Trends

Since the pandemic began and until the first quarter of 2021, we experienced a steady decline in senior living occupancy as move-ins declined relative to move-outs due to the pandemic. Beginning in the second quarter of 2021, and continuing into the third quarter, we experienced a slight increase in our senior living occupancy; however with the emergence of the “Omicron” variant strain of COVID-19 in the fourth quarter we experienced a slight decrease in occupancy during the year ended December 31, 2021. We cannot be sure when the occupancy levels in our senior living communities will return to pre-pandemic levels. As uncertainty regarding the COVID-19 pandemic persists and with the resurgence in cases due to variant strains aggressively emerging, we could see a more prolonged recovery.

When we acquire turnaround or start-up operations, we expect that our combined metrics may be impacted. We expect these metrics to vary from period to period based upon the maturity of the operations within our portfolio. We have generally experienced lower occupancy rates at our senior living communities and lower census at our home health and hospice agencies for recently acquired operations; as a result, we generally anticipate lower consolidated and segment margins during years of high acquisition growth. We established three start-up hospice agencies in Arizona, Texas and Washington, and one home care agency in Arizona during the year ended December 31, 2021.

Regulation

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States and subsequent regulatory actions. The CARES Act contained provisions for accelerated or advance Medicare payments (“AAP”) to provide supporting cash flow to providers and suppliers combating the effects of the COVID-19 pandemic. We applied for and received $28.0 million in 2020. These funds are subject to automatic recoupment through offsets to new claims beginning one year after payment were issued. In April, 2021, CMS began to automatically recoup 25% of Medicare payments from individual agencies, which will continue for 11 months. At the end of the 11 months assuming full repayment has not occurred, recoupment will increase to 50% for another six months. Any balance outstanding after these two recoupment periods will be subject to repayment at a 4% interest rate. As of the year ended December 31, 2021, the Company had repaid $21.8 million of the AAP funds, with the remaining balance of $6.2 million recorded in other accrued liabilities on the consolidated balance sheets. We anticipate completing repayment of the AAP within the allotted recoupment periods.

The CARES Act temporarily suspended the 2% sequestration payment adjustment on Medicare fee-for-service payment beginning May 1, 2020 and was extended through December 31, 2021. We recognized $3.6 million and $2.8 million in revenue related to the suspension of sequestration for the years ended December 31, 2021 and 2020, respectively, exclusive of our start-up operations. Further, the CARES Act payroll tax deferral program allowed employers to defer the deposit and payment of the employer’s portion of social security taxes that otherwise would be due between March 27, 2020, and December 31, 2020. The CARES Act permits employers to deposit half of these deferred payments by the end of 2021 and the other half by the end of 2022. We deferred approximately $7.8 million of employer-paid portion of social security tax. In the fourth quarter of the current year, we repaid $3.7 million and approximately $4.1 million of the balance remains deferred and is recorded in accrued wages and related liabilities on the consolidated balance sheets.

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

The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Year Ended December 31,
	2021	2020
Home health services:
Total home health admissions	37,366	26,670
Total Medicare home health admissions	17,356	12,974
Average Medicare revenue per 60-day completed episode(a)	$3,405	$3,290
Hospice services:
Total hospice admissions	8,613	8,186
Average hospice daily census	2,291	2,083
Hospice Medicare revenue per day	$174	$166

(a)	The year to date average for Medicare revenue per 60-day completed episode includes post period claim adjustments for prior periods.

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

The following table summarizes our senior living statistics for the periods indicated:

	Year Ended December 31,
	2021	2020
Occupancy	72.7%	77.7%
Average monthly revenue per occupied unit	$3,207	$3,188

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

Primary Components of Expense

Cost of Services (excluding rent, general and administrative expense and depreciation and amortization). Our cost of services represents the costs of operating our independent operating subsidiaries, which primarily consists of employee wages and related benefits, supplies, purchased services, and ancillary expenses such as the cost of pharmacy and therapy services provided to patients or residents. Cost of services also includes the cost of general and professional liability insurance and other general cost of services specifically attributable to our operations.

Rent—Cost of Services. Rent—cost of services consists solely of base minimum rent amounts payable under lease agreements to our landlords. Our subsidiaries lease and operate but do not own the underlying real estate at our operations, and these amounts do not include taxes, insurance, impounds, capital reserves or other charges payable under the applicable lease agreements.

General and Administrative Expense. General and administrative expense consists primarily of payroll and related benefits and travel expenses for our Service Center personnel in providing training and other operational support. General and administrative expense also includes professional fees (such as accounting and legal fees), costs relating to our information systems, share-based compensation and rent for our Service Center offices.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated and combined financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis we review our judgments and estimates, including but not limited to those related to revenue, cost allocations, leases, intangible assets, goodwill, and income taxes. We base our estimates and judgments upon our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty, and actual results could differ materially from the amounts reported. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, within the Consolidated and Combined Financial Statements for further information on our critical accounting estimates and policies, which are as follows:

•Self-insurance reserves - The valuation methods and assumptions used in estimating costs up to retention amounts to settle open claims of insureds and an estimate of the cost of insured claims up to retention amounts that have been incurred but not reported;
•Revenue recognition - The amounts owed by private pay individuals for services and estimate of variable considerations to arrive at the transaction price, including methods and assumptions, used to determine settlements with Medicare and Medicaid adjustments due to audits and reviews;
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

Recent Accounting Pronouncements

    Information concerning recently issued accounting pronouncements which are not yet effective is included in Note 2, Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated and Combined Financial Statements. As of December 31, 2021, there were no recently issued accounting pronouncements that were expected to have an impact on the Company.

Results of Operations

The following table sets forth details of our expenses and earnings as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Total revenue	100.0%	100.0%	100.0%
Expense:
Cost of services	80.3	75.9	76.5
Rent—cost of services	9.3	10.1	10.3
General and administrative expense	8.2	8.0	10.4
Depreciation and amortization	1.1	1.2	1.1
Total expenses	98.9	95.2	98.3
Income from operations	1.1	4.8	1.7
Other income (expense):
Other income	—	0.1	—
Interest expense, net	(0.5)	(0.3)	(0.1)
Other income (expense), net	(0.5)	(0.2)	(0.1)
Income before provision for income taxes	0.6	4.6	1.6
Provision for income taxes	0.1	0.6	0.6
Net income	0.5	4.0	1.0
Less: net income/ (loss) attributable to noncontrolling interest(a)	(0.1)	—	0.2
Net income attributable to Pennant	0.6%	4.0%	0.8%

(a)	Net loss attributable to noncontrolling interest for the year ended December 31, 2020 was less than 0.1% and thus not meaningful as a percentage of total revenue.

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Consolidated and Combined GAAP Financial Measures:
Total revenue	$439,694	$390,953	$338,531
Total expenses	$434,999	$372,036	$332,861
Income from operations	$4,695	$18,917	$5,670

The following table presents certain financial information regarding our reportable segments. General and administrative expenses are not allocated to the reportable segments and are included in “All Other”:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Year Ended December 31, 2021
Revenue	$309,570	$130,124	$—	$439,694
Segment Adjusted EBITDAR from Operations	$55,565	$37,517	$(26,208)	$66,874
Year Ended December 31, 2020
Revenue	$253,659	$137,294	$—	$390,953
Segment Adjusted EBITDAR from Operations	$49,501	$48,309	$(22,762)	$75,048
Year Ended December 31, 2019
Revenue	$206,624	$131,907	$—	$338,531
Segment Adjusted EBITDAR from Operations	$33,354	$47,344	$(18,591)	$62,107

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations above to income from operations:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Segment Adjusted EBITDAR from Operations(a)	$66,874	$75,048	$62,107
Less: Depreciation and amortization	4,784	4,675	3,810
Rent—cost of services	40,863	39,191	34,975
Other (expense)/ income	(24)	225	—
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(b)	1,045	1,787	483
Share-based compensation expense(c)	10,040	8,335	3,382
Acquisition related costs(d)	80	99	665
Spin-Off related transaction costs(e)	—	—	13,219
Transition services costs(f)	2,008	1,181	532
COVID-19 related costs and supplies(g)	—	447	—
Impairment of long-lived assets(h)	2,835	—	—
Add: Net income/ (loss) attributable to noncontrolling interest	(548)	(191)	629
Income from operations	$4,695	$18,917	$5,670

(a)
Segment Adjusted EBITDAR from Operations is net income/ (loss) attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs, (4) Spin-Off transaction costs, (5) redundant and nonrecurring costs associated with the transition services agreement, (6) net income/ (loss) attributable to noncontrolling interest, (7) net COVID-19 related costs and (8) impairment of long-lived assets. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

(b)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(c)	Share-based compensation expense incurred which is included in cost of services and general and administrative expense.
(d)	Acquisition related costs that are not capitalizable.
(e)	Costs incurred related to the Spin-Off are included in general and administrative expense.
(f)	A portion of the costs incurred under the Transition Services Agreement identified as redundant or nonrecurring that are included in general and administrative expense. Fees incurred under the Transition Services Agreement, net of the Company’s payroll reimbursement, were $3,124, $5,536, and $2,982, for the years ended December 31, 2021, 2020 and 2019, respectively.
(g)	Beginning in the first quarter of fiscal year 2021, we updated our definition of Segment Adjusted EBITDAR to no longer include an adjustment for COVID-19 expenses offset by the amount of sequestration relief. COVID-19 expenses continue to be part of daily operations for which less specific identification is visible. Furthermore, the sequestration relief was extended through December 31, 2021. Sequestration relief was $3,555 for the year ended December 31, 2021.

The 2020 amount represents incremental costs incurred as part of the Company's response to COVID-19 including direct medical supplies, labor, and other expenses, net of $2,765 in increased revenue related to the 2% payment increase in Medicare reimbursements for sequestration relief for the year ended December 31, 2020.
(h)	On January 27, 2022, affiliates of the Company, entered into certain operations transfer agreements (collectively, the “Transfer Agreements”) with affiliates of Ensign, providing for the transfer of the operations of certain senior living communities (the “Transaction”). The closing of the Transaction is anticipated to occur in the first half of 2022. The Company impaired certain leasehold improvements included in property and equipment primarily related to the operations included in the transaction with Ensign.

Performance and Valuation Measures:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Consolidated and Combined Non-GAAP Financial Measures:
Performance Metrics
Consolidated and Combined EBITDA	$10,003	$24,008	$8,851
Consolidated and Combined Adjusted EBITDA	$26,407	$36,080	$27,157
Valuation Metric
Consolidated and Combined Adjusted EBITDAR	$66,874

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Segment Non-GAAP Measures:(a)
Segment Adjusted EBITDA from Operations
Home health and hospice services	$51,045	$46,015	$30,415
Senior living services	$1,570	$12,827	$15,333

(a)	General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss.

The table below reconciles Consolidated and Combined Net Income to Consolidated and Combined EBITDA, Consolidated and Combined Adjusted EBITDA and Consolidated and Combined Adjusted EBITDAR for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Consolidated and Combined Net income	$2,148	$15,553	$3,175
Less: Net (loss) income attributable to noncontrolling interest	(548)	(191)	629
Add: Provision for income taxes (benefit)	582	2,350	2,085
Net interest expense	1,941	1,239	410
Depreciation and amortization	4,784	4,675	3,810
Consolidated and Combined EBITDA	10,003	24,008	8,851
Adjustments to Consolidated and Combined EBITDA
Add: Costs at start-up operations(a)	1,045	1,787	483
Share-based compensation expense(b)	10,040	8,335	3,382
Acquisition related costs(c)	80	99	665
Spin-Off related transaction costs(d)	—	—	13,219
Transition services costs(e)	2,008	1,181	532
Net COVID-19 related costs(f)	—	447	—
Impairment of long-lived assets(g)	2,835	—	—
Rent related to items (a) above	396	223	25
Consolidated and Combined Adjusted EBITDA	26,407	36,080	27,157
Rent—cost of services	40,863	39,191	34,975
Rent related to items (a) above	(396)	(223)	(25)
Adjusted rent—cost of services	40,467	38,968	34,950
Consolidated and Combined Adjusted EBITDAR	$66,874

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense incurred which is included in cost of services and general and administrative expense.
(c)	Acquisition related costs that are not capitalizable.
(d)	Costs incurred related to the Spin-Off are included in general and administrative expense.
(e)	A portion of the costs incurred under the Transition Services Agreement identified as redundant or nonrecurring that are included in general and administrative expense. Fees incurred under the Transition Services Agreement, net of the Company’s payroll reimbursement, were $3,124, $5,536, and $2,982, for the years ended December 31, 2021, 2020 and 2019, respectively.
(f)	Beginning in the first quarter of fiscal year 2021, we updated our definition of Segment Adjusted EBITDAR to no longer include an adjustment for COVID-19 expenses offset by the amount of sequestration relief. COVID-19 expenses continue to be part of daily operations for which less specific identification is visible. Furthermore, the sequestration relief was extended through December 31, 2021. Sequestration relief was $3,555 for the year ended December 31, 2021.

The 2020 amount represents incremental costs incurred as part of the Company's response to COVID-19 including direct medical supplies, labor, and other expenses, net of $2,765 in increased revenue related to the 2% payment increase in Medicare reimbursements for sequestration relief for the year ended December 31, 2020.
(g)	On January 27, 2022, affiliates of the Company, entered into certain operations transfer agreements (collectively, the “Transfer Agreements”) with affiliates of Ensign, providing for the transfer of the operations of certain senior living communities (the “Transaction”). The closing of the Transaction is anticipated to occur in the first half of 2022. The Company impaired certain leasehold improvements included in property and equipment primarily related to the operations included in the transaction with Ensign.

The table below reconciles Segment Adjusted EBITDAR from Operations to Segment Adjusted EBITDA from Operations for the periods presented:

	Year Ended December 31,
	Home Health and Hospice			Senior Living
	2021	2020	2019	2021	2020	2019
	(In thousands)
Segment Adjusted EBITDAR from Operations	$55,565	$49,501	$33,354	$37,517	$48,309	$47,344
Less: Rent—cost of services	4,906	3,629	2,964	35,957	35,562	32,011
Rent related to start-up operations	(386)	(143)	(25)	(10)	(80)	—
Segment Adjusted EBITDA from Operations	$51,045	$46,015	$30,415	$1,570	$12,827	$15,333

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

We believe these Non-GAAP Financial Measures are useful to investors and other external users of our financial statements regarding our results of operations because:

•they are widely used by investors and analysts in our industry as a supplemental measure to evaluate the overall performance of companies in our industry without regard to items such as interest expense, rent expense and depreciation and amortization, which can vary substantially from company to company depending on the book value of assets, the length of the lease to which the asset applies, the method by which assets were acquired, and differences in capital structures;
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

We calculate Consolidated and Combined EBITDA as net income, adjusted for net income/ (loss) attributable to noncontrolling interest, before (a) interest expense (b) provision for income taxes and (c) depreciation and amortization.

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
•COVID-19 related costs and supplies; and
•impairment of long-lived assets.

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

Valuation Measure:

Consolidated and Combined Adjusted EBITDAR

We use Consolidated and Combined Adjusted EBITDAR as one measure in determining the value of prospective acquisitions. It is also a measure commonly used by us, research analysts and investors to compare the enterprise value of different companies in the healthcare industry, without regard to differences in capital structures. Additionally, we believe the use of Consolidated and Combined Adjusted EBITDAR allows us, research analysts and investors to compare operational results of companies without regard to operating or financed leases. A significant portion of financed lease expenditures are recorded in interest, whereas operating lease expenditures are recorded in rent expense.

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

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Revenue

	Year Ended December 31,
	2021		2020
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$136,505	31.0%	$98,267	25.1%
Hospice	151,612	34.5	134,075	34.3
Home care and other(a)	21,453	4.9	21,317	5.5
Total home health and hospice services	309,570	70.4	253,659	64.9
Senior living services	130,124	29.6	137,294	35.1
Total revenue	$439,694	100.0%	$390,953	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this report.

Our consolidated and combined revenue increased $48.7 million, or 12.5% driven by the net organic growth of existing operations across all segments of $36.8 million or 9.4% as well as increased revenue from acquired operations of $11.9 million or 3.1% during the year ended December 31, 2021.

Home Health and Hospice Services

	Year Ended December 31,
	2021	2020	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$136,505	$98,267	$38,238	38.9%
Hospice services	151,612	134,075	17,537	13.1
Home care and other	21,453	21,317	136	0.6
Total home health and hospice revenue	$309,570	$253,659	$55,911	22.0%

	Year Ended December 31,
	2021	2020	Change	% Change
Home health services:
Total home health admissions	37,366	26,670	10,696	40.1%
Total Medicare home health admissions	17,356	12,974	4,382	33.8
Average Medicare revenue per 60-day completed episode(a)	$3,405	$3,290	$115	3.5
Hospice services:
Total hospice admissions	8,613	8,186	427	5.2
Average daily census	2,291	2,083	208	10.0
Hospice Medicare revenue per day	$174	$166	$8	4.8
Number of home health and hospice agencies at period end	88	76	12	15.8%

(a)	The year to date average for Medicare revenue per 60-day completed episode includes post period claim adjustments for prior periods.
Home health and hospice revenue increased $55.9 million, or 22.0%. Revenue grew due to an increase in all key performance indicators including an increase in total home health admissions of 40.1%, an increase in Medicare home health admissions of 33.8%, an increase in average Medicare revenue per 60-day completed episode of 3.5%, an increase of 5.2% in total hospice admissions, and an increase of 10.0% in hospice average daily census. The improvement in these metrics resulted in organic revenue growth of $44.0 million for the year ended December 31, 2021. Growth was also driven by the acquisition of 11 home health, hospice and home care operations, between December 31, 2020 and December 31, 2021, resulting in an increase in revenue of $11.9 million or 4.7% overall. Revenue attributable to sequestration suspension accounted for $3.6 million in the current year.

Senior Living Services

	Year Ended December 31,
	2021	2020	Change	% Change

Revenue (in thousands)	$130,124	$137,294	$(7,170)	(5.2)%
Number of communities at period end	54	54	—	—%
Occupancy	72.7%	77.7%	(5.0)%
Average monthly revenue per occupied unit	$3,207	$3,188	$19	0.6%

Senior living revenue decreased $7.2 million, or 5.2%, for the year ended December 31, 2021 when compared to the same period in the prior year primarily due to a 5.0% decrease in occupancy related to the COVID-19 pandemic between December 31, 2020 and December 31, 2021.

Cost of Services

The following table sets forth total cost of services by each of our reportable segments for the periods indicated:

	Year Ended December 31,
	2021	2020	Change	% Change
	(In thousands)
Home Health and Hospice	$257,251	$206,094	$51,157	24.8%
Senior Living	95,842	90,780	5,062	5.6
Total cost of services	$353,093	$296,874	$56,219	18.9%

Consolidated and combined cost of services increased $56.2 million or 18.9% for the year ended December 31, 2021 when compared to the year ended December 31, 2020. Cost of services as a percentage of revenue increased by 4.4% from 75.9% to 80.3% over the same time period. The increase in cost of services was driven by the increase in revenue, new acquisitions in the current year, an increase in wages and benefits, and additional costs related to the impact of the COVID-19 pandemic.

Home Health and Hospice Services

	Year Ended December 31,
	2021	2020	Change	% Change
	(In thousands)
Cost of service	$257,251	$206,094	$51,157	24.8%
Cost of services as a percentage of revenue	83.1%	81.2%	1.9%

Cost of services related to our home health and hospice services segment increased $51.2 million, or 24.8%, primarily due to increased volume of services provided. Cost of services as a percentage of revenue for the year ended December 31, 2021 increased 1.9% compared to the year ended December 31, 2020, primarily due to wage costs increased over the prior year in per hour wages, increase in overtime, and reduced staff availability due to the impact of COVID-19 on the staffing environment, resulting in higher overtime and per hour wages.

Senior Living Services

	Year Ended December 31,
	2021	2020	Change	% Change
	(In thousands)
Cost of service	$95,842	$90,780	$5,062	5.6%
Cost of services as a percentage of revenue	73.7%	66.1%	7.6%

Cost of services related to our senior living services segment increased $5.1 million, or 5.6% for the year ended December 31, 2021 when compared to the year ended December 31, 2020. As a percentage of revenue, costs of service increased by 7.6% as a result of a decrease in occupancy while wage costs increased.

Rent—Cost of Services. Rent increased 4.3% from $39.2 million to $40.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily as a result of acquisitions and CPI adjustments. Rent as a percentage of total revenue decreased from 10.1% to 9.3% in the year ended December 31, 2021, as the growth in revenue outpaced the increase in rent expense.

General and Administrative Expense. Our general and administrative expense increased $5.0 million or 15.9% from $31.3 million to $36.3 million and as a percent of revenue from 8.0% to 8.2% for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in general and administrative costs was primarily driven by an increase of $4.8 million in wages and benefits, of which stock-based compensation accounted for $0.7 million, during the year ended December 31, 2021.

Depreciation and Amortization. Depreciation and amortization expense decreased slightly as a percentage of total revenue.

Provision for Income Taxes. Our effective tax rate for the year ended December 31, 2021 was 21.3% of earnings before income taxes compared with an effective tax rate of 13.1% for the year ended December 31, 2020. The increase in the effective tax rate was due to an increase in non-deductible expenses. See Note 14, Income Taxes, to the Consolidated and Combined Financial Statements included elsewhere in this report filed on Form 10-K for further discussion.

Comparison of Prior Year Information

For a comparison of our results of operations of the fiscal year ended December 31, 2020 as compared to the year ended December 31, 2019 refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation on Form 10-K filed with the SEC on February 24, 2021.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated through operating activities and borrowings under our revolving credit facility.

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

The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of December 31, 2021, we were in compliance with all covenants.

As of December 31, 2021 we had $5.2 million of cash and $92.3 million of available borrowing capacity on our Revolving Credit Facility.

We believe that our existing cash, cash generated through operations and our access to financing facilities, together with funding through third-party sources such as commercial banks, will be sufficient to fund our operating activities and growth needs, and provide adequate liquidity for the next twelve months.

The following table presents selected data from our combined statement of cash flows for the periods presented:

	Year Ended December 31,
	2021	2020
	(In thousands)
Net cash (used in) provided by operating activities	$(18,223)	$50,204
Net cash used in investing activities	(20,120)	(41,616)
Net cash provided by (used in) financing activities	43,490	(8,947)
Net change in cash	5,147	(359)
Cash at beginning of year	43	402
Cash at end of year	$5,190	$43

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Our net cash from operating activities for the year ended December 31, 2021 decreased by $68.4 million when compared to the year ended December 31, 2020 . The decrease was primarily related to the repayment of $21.8 in the current year related to AAP from the CARES Act resulting in a change of $49.8 million in operating cash flow. Exclusive of the repayment of AAP, our net cash flow from operations would have been $3.6 million positive for the year ended December 31,

2021. Other factors that contributed to the net cash used in operating activities was a decrease in net income of $13.4 million when compared to the year ended December 31, 2021.

Our net cash used in investing activities for the year ended December 31, 2021 decreased by $21.5 million compared to the year ended December 31, 2020. The decrease in funds used for investing activities was primarily due to a decrease of $19.6 million in cash paid for acquisitions during the year ended December 31, 2021.

    Our net cash provided by financing activities increased by approximately $52.4 million for the year ended December 31, 2021 when compared to the year ended December 31, 2020 primarily due to an increase in borrowing on our revolving credit facility, partially offset by payments on our deferred financing costs related to the refinance of our credit facility in the first quarter 2021.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We are exposed to risks associated with market changes in interest rates. Our Revolving Credit Facility exposes us to variability in interest payments due to changes in LIBOR. A 1.0% interest rate change would cause interest expense to change by approximately $0.5 million annually based upon our outstanding long-term debt as of December 31, 2021. We manage our exposure to this market risk by monitoring available financing alternatives.

LIBOR Phase-Out. LIBOR is in the process of being wound down. As of December 31, 2021 all CHF and EUR LIBOR settings, the 1 Week and 2 Months USD LIBOR settings, and the Overnight/Spot Next, 1 Week, 2 Months and 12 Months GBP and JPY LIBOR settings have ceased to be published. However, the Overnight and the 1-, 3-, 6- and 12-Months USD LIBOR settings will continue until June 2023. We are required to pay interest on borrowings under our Credit Facility at floating rates based on the 1-month LIBOR and thus, we do not expect to transition away from the LIBOR benchmark until June 2023.

Future debt that we may incur may also require that we pay interest based upon LIBOR, or a “synthetic” benchmark equivalent such as the Standard Overnight Financing Rate or (“SOFR”). We currently expect that the determination of interest under our credit agreement would be revised as provided under the agreement or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR for similar types of loans. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our agreement would approximate the current calculation in accordance with LIBOR. We do not know what standard, if any, will replace LIBOR if it is phased out or transitioned.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021 based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued an audit report, included herein, on the effectiveness of our internal control over financial reporting. Their report is set forth below.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2021, there were no material changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of The Pennant Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Pennant Group, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021 of the Company and our report dated February 28, 2022 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
February 28, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None
Part III.

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference to our definitive proxy statement on Form 14A for the 2022 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is hereby incorporated by reference to our definitive proxy statement on Form 14A for the 2022 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

The information required by this Item is hereby incorporated by reference to our definitive proxy statement on Form 14A for the 2022 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions and Director Independence

The information required by this Item is hereby incorporated by reference to our definitive proxy statement on Form 14A for the 2022 Annual Meeting of Stockholders.

Item 14.     Principal Accountant Fees and Services

The information required by this Item is hereby incorporated by reference to our definitive proxy statement on Form 14A for the 2022 Annual Meeting of Stockholders.

Part IV.

Item 15. Exhibits, Financial Statements and Schedules

The following documents are filed as a part of this report:

(a)(1) Financial Statements:

The following Consolidated and Combined Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K.

•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2021 and 2020
•Consolidated and Combined Statements of Income for the Years Ended December 31, 2021, 2020 and 2019
•Consolidated and Combined Statements of Changes in Shareholders' Equity and Net Parent Investment for the Years Ended December 31, 2021, 2020 and 2019
•Consolidated and Combined Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
•Notes to the Consolidated and Combined Financial Statements

(a)(2) Financial Statement Schedules:

There are no financial schedules included in this Report as they are either not applicable or included in the financial statements.

(a) (3) Exhibits:  The following exhibits are filed with this Report or incorporated by reference:

Exhibits

Exhibit No.	Exhibit Description
2.1#	Master Separation Agreement, dated as of October 1, 2019, by and between The Ensign Group, Inc. and The Pennant Group, Inc. (incorporated by reference to Exhibit 2.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on October 3, 2019).
3.1	Second Amended and Restated Certificate of Incorporation of The Pennant Group, Inc., effective as of February 21, 2022 (incorporated by reference to Exhibit 3.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC February 22, 2022).
3.2	Amended and Restated By-laws of The Pennant Group, Inc. (incorporated by reference to Exhibit 3.2 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on October 3, 2019).
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

The Pennant Group, Inc.

Dated: February 28, 2022	BY:	/s/ JENNIFER L. FREEMAN
Jennifer L. Freeman
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL H WALKER	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2022
Daniel H Walker

/s/ JENNIFER L. FREEMAN	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)	February 28, 2022
Jennifer L. Freeman

/s/ CHRISTOPER R. CHRISTENSEN	Director	February 28, 2022
Christopher R. Christensen

/s/ JOHN G. NACKEL, Ph.D.	Director	February 28, 2022
John G. Nackel, Ph.D.

/s/ STEPHEN M. R. COVEY	Director	February 28, 2022
Stephen M. R. Covey

/s/ JOANNE STRINGFIELD	Director	February 28, 2022
JoAnne Stringfield

/s/ SCOTT E. LAMB	Director	February 28, 2022
Scott E. Lamb

/s/ GREGORY K. MORRIS	Director	February 28, 2022
Gregory K. Morris

/s/ BARRY M. SMITH	Director	February 28, 2022
Barry M. Smith

THE PENNANT GROUP, INC.
INDEX TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	53
Consolidated and Combined Financial Statements:
Consolidated Balance Sheets as of December 31, 2021 and 2020	55
Consolidated and Combined Statements of Income for the Years Ended December 31, 2021, 2020 and 2019	56
Consolidated and Combined Statements of Stockholders' Equity for the Years Ended December 31, 2021, 2020 and 2019	57
Consolidated and Combined Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019	58
Notes to the Consolidated and Combined Financial Statements	60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of The Pennant Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Pennant Group, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated and combined statements of income, stockholders' equity and net parent investment, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America .

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal controls over financial reporting as of December 31, 2021, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commissions and our report dated February 28, 2022 expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Self-Insurance Reserves— Refer to Notes 2 to the financial statements

Critical Audit Matter Description

The Company is self-insured for general and professional liability and workers’ compensation. The self-insurance liability is undiscounted and determined actuarially based on historical data of the Company’s claims experience. The Company has established retention amounts that limit the Company’s exposure. Self-insurance liabilities recorded as of December 31, 2021 were $6,906 thousand.

We identified the evaluation of the Company’s self-insurance liabilities as a critical audit matter because the projected settlement value of reported and unreported claims involves significant estimation by management. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists when performing audit procedures to evaluate whether the self-insurance liabilities were appropriately recorded as of December 31, 2021.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the self-insurance liabilities included the following among others:

•We tested the effectiveness of controls over the reserve for general and professional liability and workers’ compensation, including those over the determination of the case reserves for known claims.
•Reading the Company’s insurance policies and comparing the coverage and terms by plan year to the assumptions used by management.
•Testing the completeness and accuracy of the underlying data, including historical claims, used to determine the assumptions for loss development.
•Involving actuarial specialists with specialized skill, industry knowledge, and relevant experience who assisted in:

–Comparing prior-year expected development and ultimate loss to actuals incurred during the current year to identify potential bias in the determination of the self-insurance reserves.
–Developing an independent range of estimates of the insurance reserves, utilizing paid and reported loss development factors from the Company’s historical data and industry loss development factors.
–Evaluating qualifications of the Company’s actuaries by assessing the certifications and determining whether they meet the Qualification Standards of the American Academy of Actuaries to render the statements of actuarial opinion in their analyses.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
February 28, 2022

We have served as the Company's auditor since 2019.

THE PENNANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$5,190	$43
Accounts receivable—less allowance for doubtful accounts of $902 and $643, respectively	53,940	47,221
Prepaid expenses and other current assets	16,711	12,335
Total current assets	75,841	59,599
Property and equipment, net	16,788	17,884
Operating lease right-of-use assets	300,997	308,650
Escrow deposits	—	525
Deferred tax assets	3,848	2,097
Restricted and other assets	4,828	4,289
Goodwill	74,265	66,444
Other indefinite-lived intangibles	53,730	47,488
Total assets	$530,297	$506,976
Liabilities and equity
Current liabilities:
Accounts payable	$10,553	$9,761
Accrued wages and related liabilities	23,480	26,873
Operating lease liabilities—current	16,118	14,106
Other accrued liabilities	21,484	38,275
Total current liabilities	71,635	89,015
Operating lease liabilities—long-term	287,753	296,615
Other long-term liabilities	5,293	11,897
Long-term debt, net	51,372	8,277
Total liabilities	416,053	405,804
Commitments and contingencies
Equity:
Common stock, $0.001 par value; 100,000 shares authorized; 28,826 and 28,499 shares issued and outstanding at December 31, 2021, respectively, and 28,696 and 28,243 shares issued and outstanding at December 31, 2020, respectively	28	28
Additional paid-in capital	95,595	84,671
Retained earnings	14,641	11,945
Treasury stock, at cost, 3 shares at December 31, 2021 and 2020	(65)	(65)
Total Pennant Group, Inc. stockholders' equity	110,199	96,579
Noncontrolling interest	4,045	4,593
Total equity	114,244	101,172
Total liabilities and equity	$530,297	$506,976
See accompanying notes to consolidated and combined financial statements.

THE PENNANT GROUP, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(In thousands, except for per-share amounts)

	Year Ended December 31,
	2021	2020	2019

Revenue	$439,694	$390,953	$338,531

Expense:
Cost of services	353,093	296,874	258,941
Rent—cost of services	40,863	39,191	34,975
General and administrative expense	36,259	31,296	35,135
Depreciation and amortization	4,784	4,675	3,810
Total expenses	434,999	372,036	332,861
Income from operations	4,695	18,917	5,670
Other income (expense):
Other (expense) income	(24)	225	—
Interest expense, net	(1,941)	(1,239)	(410)
Other income (expense), net	(1,965)	(1,014)	(410)
Income before provision for income taxes	2,730	17,903	5,260
Provision for income taxes	582	2,350	2,085
Net income	2,148	15,553	3,175
Less: net (loss)/ income attributable to noncontrolling interest	(548)	(191)	629
Net income and other comprehensive income attributable to The Pennant Group, Inc.	$2,696	$15,744	$2,546
Earnings per common share (Note 4):
Basic	$0.09	$0.56	$0.11
Diluted	$0.09	$0.52	$0.11
Weighted average common shares outstanding:
Basic	28,406	28,029	27,838
Diluted	30,642	30,228	29,586
See accompanying notes to consolidated and combined financial statements.

THE PENNANT GROUP, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NET PARENT INVESTMENT
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock			Non-Controlling Interest
	Shares	Amount			Shares	Amount	Net Parent Investment		Total

Balance at December 31, 2018	—	$—	$—	$—	—	$—	$55,856	$9,432	$65,288
Noncontrolling interest attributable to subsidiary equity plan	—	—	—	—	—	—	(2,991)	3,585	594
Share repurchase related to subsidiary equity plan	—	—	—	—	—	—	—	(394)	(394)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	629	629
Net transfer from parent	—	—	—	—	—	—	11,894	—	11,894
Net income attributable to The Pennant Group, Inc.	—	—	—	(3,799)	—	—	6,345	—	2,546
Cash Dividend to Parent	—	—	—	—	—	—	(11,600)		(11,600)
Reclassification of Invested Equity	—	—	72,893	—		—	(59,504)	(13,252)	137
Issuance of Common Stock after spin-off	27,834	28	(28)	—	—	—	—	—	—
Share-based Compensation after spin-off	—	—	1,987	—	—	—	—	—	1,987
Exercise of Stock Options, issuance of other awards after spin-off	601	—	30	—	—	—	—	—	30
Balance at December 31, 2019	28,435	28	74,882	(3,799)	—	—	—	—	71,111
Noncontrolling interests assumed related to acquisitions	—	—	—	—	—	—	—	4,646	4,646
Sale of noncontrolling interests, net of tax	—	—	313	—	—	—	—	138	451
Net loss attributable to Non-Controlling interests	—	—	—	—	—	—	—	(191)	(191)
Net income attributable to The Pennant Group, Inc.	—	—	—	15,744	—	—	—	—	15,744
Share-based compensation	—	—	8,335	—	—	—	—	—	8,335
Issuance of common stock from the exercise of stock options	238	—	1,141	—	—	—	—	—	1,141
Issuance/ (cancellation) of restricted stock	26	—	—	—	—	—	—	—	—
Shares of common stock withheld to satisfy tax withholding obligations	(3)	—	—	—	3	(65)	—	—	(65)
Balance at December 31, 2020	28,696	28	84,671	11,945	3	(65)	—	4,593	101,172
Net income/ (loss) attributable to The Pennant Group, Inc.	—	—	—	2,696	—	—	—	—	2,696
Net loss attributable to Non-Controlling interests	—	—	—	—	—	—	—	(548)	(548)
Share-based compensation	—	—	10,040	—	—	—	—	—	10,040
Issuance of common stock from the exercise of stock options	115	—	884	—	—	—	—	—	884
Net issuance of restricted stock	15	—	—	—	—	—	—	—	—
Balance at December 31, 2021	28,826	$28	$95,595	$14,641	3	$(65)	$—	$4,045	$114,244
See accompanying notes to consolidated and combined financial statements.

THE PENNANT GROUP, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$2,148	$15,553	$3,175
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,784	4,675	3,810
Amortization of deferred financing fees	488	330	78
Provision for doubtful accounts	616	560	858
Share-based compensation	10,040	8,335	3,382
Deferred income taxes	(1,752)	(2,201)	79
Impairment of long-lived assets	2,835	—	—
Change in operating assets and liabilities:
Accounts receivable	(7,335)	(15,712)	(8,571)
Prepaid expenses and other assets	(4,624)	(7,435)	(2,746)
Operating lease obligations	803	2,068	(1,861)
Accounts payable	562	993	4,069
Accrued wages and related liabilities	(3,864)	10,538	3,376
Other accrued liabilities	2,570	2,427	1,720
Advance payments	(21,786)	27,997	—
Other long-term liabilities	(3,708)	2,076	2,185
Net cash (used in) provided by operating activities	(18,223)	50,204	9,554
Cash flows from investing activities:
Purchase of property and equipment	(6,303)	(7,253)	(6,714)
Cash payments for business acquisitions	(13,550)	(33,193)	(18,760)
Escrow deposits	—	(525)	(1,400)
Restricted and other assets	(267)	(645)	409
Net cash used in investing activities	(20,120)	(41,616)	(26,465)
Cash flows from financing activities:
Proceeds from sale of subsidiary shares	—	—	2,293
Repurchase of subsidiary shares	—	—	(2,687)
Net investment from parent	—	—	10,788
Cash distribution to parent in connection with Spin-Off	—	—	(11,600)
Sale of noncontrolling interest	—	555	—
Proceeds from revolver agreement	125,500	52,700	42,500
Payments on revolver agreement	(81,500)	(63,200)	(22,500)
Repurchase of shares of common stock to satisfy tax withholding obligations	—	(65)	—
Payments for deferred financing costs	(1,394)	(78)	(1,552)
Issuance of common stock upon the exercise of options	884	1,141	30
Net cash provided by (used in) financing activities	43,490	(8,947)	17,272
Net increase (decrease) in cash	5,147	(359)	361
Cash beginning of period	43	402	41
Cash end of period	$5,190	$43	$402
See accompanying notes to consolidated and combined financial statements.

THE PENNANT GROUP, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - (Continued)
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,448	$1,116	$156
Income taxes	$2,616	$7,865	$120
Operating lease liabilities	$39,151	$35,853	$37,088
Right-of-use assets obtained in exchange for new operating lease obligations	$3,230	$5,451	$9,059
Net non-cash adjustment to right-of-use assets and lease liabilities from lease modifications	$4,674	$1,939	$77,462
Non-cash investing activity:
Capital expenditures in accounts payable	$730	$560	$946
See accompanying notes to consolidated and combined financial statements.

THE PENNANT GROUP INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data and operational senior living units)
1. DESCRIPTION OF BUSINESS
The Pennant Group, Inc. (herein referred to as “Pennant,” the “Company,” “it,” or “its”), is a holding company with no direct operating assets, employees or revenue. The Company, through its independent operating subsidiaries, provides healthcare services across the post-acute care continuum. As of December 31, 2021, the Company’s subsidiaries operated 88 home health, hospice and home care agencies and 54 senior living communities located in Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming.

On October 1, 2019, The Ensign Group, Inc. (NASDAQ: ENSG) (“Ensign” or the “Parent”) completed the separation of Pennant from Ensign through a tax-free distribution of substantially all of Pennant’s issued and outstanding common stock to the stockholders of Ensign (the “Spin-Off”). To accomplish the Spin-Off, Ensign contributed the Company’s assets and liabilities into Pennant and each Ensign stockholder received a distribution of one share of Pennant common stock for every two shares of Ensign’s common stock, plus cash in lieu of fractional shares. Additionally, the noncontrolling interest was converted into shares of Pennant at the established conversion ratio. As a result of the Spin-Off on October 1, 2019, Pennant began trading as an independent company on the NASDAQ under the symbol “PNTG.”

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The accompanying consolidated and combined financial statements of the Company (the “Financial Statements”) reflect the Company’s financial position for the years ended December 31, 2021 and 2020, and the Company’s results of operations and cash flows for the years ended December 31, 2021, 2020 and 2019 and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the regulations of the Securities and Exchange Commission (“SEC”). Prior to the Spin-Off, the combined financial statements were prepared on a stand-alone basis and derived from the consolidated financial statements and accounting records of Ensign. Management believes that the Financial Statements reflect, in all material respects, all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations, and cash flows for the periods presented in conformity with GAAP applicable to the annual period.

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

Estimates and Assumptions - The preparation of the Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Financial Statements relate to self-insurance reserves, revenue, cost allocations from prior to the Spin-Off, intangible assets and goodwill, right-of-use assets and lease liabilities for leases greater than 12 months, and income taxes. Actual results could differ from those estimates.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Revenue Recognition - Revenues are recognized when services are provided to the patients at the amount that reflects the consideration to which the Company expects to be entitled from patients and third-party payors, including Medicaid, Medicare and insurers (private and Medicare replacement plans), in exchange for providing patient care. Revenue recognized from healthcare services are adjusted for estimates of variable consideration to arrive at the transaction price. The Company determines the transaction price based on contractually agreed-upon amounts or rate, adjusted for estimates of variable consideration. The Company uses the expected value method in determining the variable component that should be used to arrive at the transaction price, using contractual agreements and historical reimbursement experience within each payor type. The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would effect net service revenue in the period such variances become known.

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

CARES Act: The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States. During the second quarter of 2020 the Company applied for and received $27,997 in funds under the Accelerated and Advance Payment (“AAP”) Program. For the year ended December 31, 2021, the Company repaid $21,786 of the AAP funds, with the remaining balance of $6,211 recorded in other accrued liabilities on the consolidated balance sheets. The CARES Act allowed for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with approximately 50% due on December 31, 2021 and the remainder due on December 31, 2022. The Company deferred approximately $7,836 of employer-paid portion of social security tax. In the fourth quarter of the current year, we repaid $3,707 and approximately $4,129 of the balance remains deferred and is recorded in accrued wages and related liabilities. The CARES Act temporarily suspended the 2% sequestration payment adjustment on Medicare fee-for-service payment beginning May 1, 2020 and was extended through December 31, 2021. The Company recognized $3,555 and $2,765 in revenue related to the suspension of sequestration for the years ended December 31, 2021 and 2020, respectively, exclusive of our start-up operations. The Company will continue to assess the effect of the CARES Act and ongoing other government legislation related to the COVID-19 pandemic that may be issued.

Cash - Cash consists of petty cash and bank deposits and therefore approximates fair value. The Company places its cash with high credit quality financial institutions.

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

Impairment of Long-Lived Assets - The Company reviews the carrying value of long-lived assets that are held and used in the independent operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiary to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. For the year ended December 31, 2021, management evaluated its long-lived assets and the Company identified $2,835 in long-lived asset impairment related to six senior living communities. Management did not identify any

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

asset impairment during the years ended December 31, 2020 and 2019. See further discussion at Note 8, Property and Equipment, Net.

Intangible Assets and Goodwill - The Company’s indefinite-lived intangible assets consist of trade names and Medicare and Medicaid licenses. The Company tests indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. The Company did not identify any indefinite-lived intangible asset impairment during the years ended December 31, 2021, 2020 and 2019.

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

As of December 31, 2021, we evaluated potential triggering events that might be indicators that our goodwill and indefinite lived intangibles were impaired. As a result of our evaluation, no goodwill or indefinite intangible asset impairments were recorded during the years ended December 31, 2021, 2020 and 2019. See further discussion at Note 9, Goodwill and Intangible Assets, Net.

Self-Insurance Reserve - The Company retains risk for a substantial portion of potential claims for general and professional liability and workers’ compensation. Beginning on January 1, 2022 the Company transitioned its employee health plans to a self insurance model. Prior to that date the Company did not retain risk related to its employee health plans.

The Company recognizes obligations associated with these costs, up to specified deductible limits in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported. The Company evaluates the adequacy of the self insurance reserves in conjunction with an independent actuarial assessment.As of December 31, 2021 the general and professional liability insurance has a retention limit of $150 per claim with a $500 corridor as an additional out-of-pocket retention we must satisfy for claims within the policy year before the carrier will reimburse losses. The workers’ compensation insurance has a retention limit of $250 per claim, except for policies held in Texas and Washington which are subject to state insurance and possess their own limits.

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

The following table presents details of the Company's insurance programs, including amounts accrued for the periods indicated in other accrued liabilities and other long-term liabilities in our accompanying balance sheets. The amounts accrued below represent the total estimated liability for individual claims that are less than our noted insurance coverage amounts, which includes outstanding claims and claims incurred but not reported. The amounts are reported gross of reinsurance receivable of $927 and $704 included in restricted and other assets for the years ended December 31, 2021 and 2020, respectively.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

	December 31, 2021
	2021	2020
Type of Insurance
General and professional liability	$2,007	$1,063
Workers’ compensation	4,899	2,783
Total estimated liability	6,906	3,846
Less: long-term portion, included in other long-term liabilities	(5,293)	(2,492)
Current portion of estimated liability, included in other accrued liabilities	$1,613	$1,354

Fair Value of Financial Instruments - The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, accrued liabilities, and debt. The Company believes all of the financial instruments’ recorded values approximate fair values because of their nature or respective short durations. The Company determines fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Share-Based Compensation -The Company measures and recognizes compensation expense for all share-based payment awards, including employee stock options and restricted stock, made to employees and Pennant’s directors based on estimated fair values, ratably over the requisite service period of the award. The Company accounts for forfeitures as they occur. Net income has been reduced as a result of the recognition of the fair value of all stock options and restricted stock awards issued, the amount of which is contingent upon the number of future grants and other variables. The total amount of share-based compensation was $10,040, $8,335, and $3,382 for the years ended December 31, 2021, 2020 and 2019, respectively, of which $7,964, $7,222 and $2,769, respectively, was recorded in general and administrative expense, with the difference being recorded in cost of services. For further discussion see Note 12, Options and Awards.

Earnings Per Share - In connection with the Spin-Off, shares of existing equity awards were replaced with shares under the new Pennant awards and are reflected in basic and diluted net income per share for the years ended December 31, 2021, 2020 and 2019, respectively. For further discussion see Note 4, Computation of Net Income Per Common Share

Prior to Spin-Off

Cost Allocation - The Financial Statements include allocations of costs for certain shared services provided to the Company by Ensign subsidiaries prior to the Spin-Off on October 1, 2019. Such allocations include, but are not limited to, executive management, accounting, human resources, information technology, compliance, legal, payroll, insurance, tax,

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

treasury, and other general and administrative items. These costs were allocated to the Company on a basis of revenue, location, employee count, or other measures. These cost allocations are reflected within general and administrative expense in the consolidated and combined statements of income for the year ended December 31, 2019, including for share-based compensation expenses disclosed in Note 12, Options and Awards. The amount of general and administrative costs allocated from January 1, 2019 to October 1, 2019, the date of the Spin-Off, inclusive of share-based compensation expense, was $23,710. Management believes the basis on which the expenses were allocated to be a reasonable reflection of the services provided to the Company during the periods.

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

Invested Capital - The net parent investment on the consolidated and combined statement of stockholders equity and statement of cash flows represents Ensign’s historical investment in the Company, the net effect of transactions with, and allocations from, Ensign and the Company’s accumulated earnings. Invested capital was reclassified into additional paid-in-capital at the date of the Spin-Off.

Noncontrolling Interest - Prior to the Spin-Off, the Company presented the noncontrolling interest and the amount of consolidated net income/ (loss) attributable to the Company in its Financial Statements. The carrying amount of the noncontrolling interest was adjusted by an allocation of subsidiary earnings based on ownership interest prior to the Spin-Off. The noncontrolling subsidiary interest included in the Financial Statements was converted into common shares of Pennant concurrent with the distribution to Ensign stockholders at the date of the Spin-Off and thus, does not receive an allocated portion of earnings.

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

Prior to the Spin-Off, share-based compensation costs associated with the Subsidiary Equity Plan awards was initially measured at fair value at the grant date and was expensed as non-cash compensation over the vesting term. Historically, these awards were granted once per year. The fair value has been determined by an independent valuation of the subsidiary shares. The valuation incorporated a discounted cash flow analysis combined with a market-based approach to determine the fair value of the subsidiary equity.

Recent Accounting Standards Adopted by the Company

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

FASB Accounting Standards Update, or ASU, ASU 2021-01 “Reference Rate Reform (Topic 848): Scope” or ASU 2020-4 - On January 7, 2021, the FASB issued ASU 2021-01 to amend the scope of the guidance in ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” or ASU 2020-4. Specifically, the amendments in ASU 2021-01 clarify that “certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.” The amendment in ASU 2021-1 is available to all entities: (i) on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 through the date that the final update to the standard was issued or (ii) on a prospective basis for new contract modifications through December 31, 2022. The Company has adopted ASU 2021-01 on a prospective basis effective as of January 7, 2021. There was no material impact to the Company’s Consolidated and Combined Financial Statements or related disclosures as a result of the adoption of ASU 2021-01.

3. RELATED PARTY TRANSACTIONS AND NET PARENT INVESTMENT
Prior to the Spin-Off, our businesses were included as subsidiaries of Ensign. As a result, our transactions were considered related party transactions. On October 1, 2019, in connection with the Spin-Off, Pennant entered into several agreements with Ensign that set forth the principal actions taken or to be taken in connection with the Spin-Off and govern the relationship of the parties following the Spin-Off. On October 1, 2021 the company concluded its Transition Services Agreement with Ensign.

The Company has incurred $3,124, $5,536, and $2,982 in costs related to the Transitions Services Agreement for the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, the Company has recognized $208, $578, and $291 in tax benefits related to the Tax Matters Agreement for the years ended December 31, 2021, 2020 and 2019, respectively, and has recorded a payable to Ensign in connection with any unpaid portion of these amounts. See “Certain Relationships and Related Party Transactions—Agreements with Ensign Related to the Spin-Off,” contained within the Information Statement as well as the Form 8-K filed with the SEC on October 3, 2019 for further discussion of the agreements entered into in connection with the Spin-Off.

The Company leases 32 of its senior living communities from subsidiaries of Ensign, each of the leases have a term of between 14 and 20 years from the lease commencement date. The total amount of rent expense included in Rent - cost of services paid to subsidiaries of Ensign was $12,773, $12,536, and $11,292 for the years ended December 31, 2021, 2020 and 2019, respectively.

Certain related party activity occurred as the Company’s subsidiaries received services from Ensign’s subsidiaries. Services included in cost of services were $3,084, $4,205, and $3,166 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Prior to Spin-Off

Net income attributable to the noncontrolling interest has been included in the numerator for the year ended December 31, 2019, as the non-controlling subsidiary interest that existed prior to the Spin-Off was converted into common shares of Pennant concurrent with the distribution to Ensign stockholders at the date of the Spin-Off.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income	$2,148	$15,553	$3,175
Add: net (loss)/ income attributable to noncontrolling interests	(548)	(191)	629
Net income attributable to The Pennant Group, Inc.	$2,696	$15,744	$2,546

Denominator:
Weighted average shares outstanding for basic net income per share	28,406	28,029	27,838
Plus: incremental shares from assumed conversion(a)	2,236	2,199	1,748
Adjusted weighted average common shares outstanding for diluted income per share	30,642	30,228	29,586

Earnings Per Share:
Basic net income per common share(b)	$0.09	$0.56	$0.11
Diluted net income per common share(b)	$0.09	$0.52	$0.11

(a)
The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 478, 93, and 15 for the years ended December 31, 2021, 2020 and 2019, respectively.

(b)
For the year ended December 31, 2019 basic and diluted earnings per share were calculated based on net income as the numerator, which included the conversion of the noncontrolling interest in connection with the Spin-Off. For the years ended December 31, 2021 and 2020, basic and diluted earnings per share were calculated based on net income attributable to The Pennant Group, Inc. as the numerator.

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

Revenue from the Medicare and Medicaid programs accounted for 62.6%, 60.1%, and 55.6% of the Company’s revenue for the years ended December 31, 2021, 2020 and 2019, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement.

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

The Company’s service specific revenue recognition policies are as follows:

Home Health Revenue

Medicare Revenue

For Medicare episodes that began after January 1, 2020, net service revenue is recognized in accordance with the Patient Driven Groupings Model (“PDGM”). This new reimbursement structure involves case mix calculation methodology refinements, changes to low-utilization payment adjustment (“LUPA”) thresholds, the elimination of therapy thresholds, a change to the unit of payment from a 60-day episode to a 30-day payment period, and reduction of requests for anticipated payments (“RAPs”) to 20% of the estimated payment for a patient’s initial or subsequent period of care up-front (after the initial assessment is completed and upon initial billing). The RAPs were completely phased out effective January 1, 2021. Under PDGM, Medicare provides agencies with payments for each 30-day payment period provided to beneficiaries. If a beneficiary is still eligible for care after the end of the first 30-day payment period, a second 30-day payment period can begin. There are no limits to the number of periods of care a beneficiary who remains eligible for the home health benefit can receive. While payment for each 30-day payment period is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a LUPA if the number of visits is below an established threshold that varies based on the diagnosis of a beneficiary; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the period of care; (c) adjustment to the admission source of claim if it is determined that the patient had a qualifying stay in a post-acute care setting within 14 days prior to the start of a 30-day payment period; (d) the timing of the 30-day payment period provided to a patient in relation to the admission date, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes to the acuity of the patient during the previous 30-day payment period; (f) changes in the base payments established by the Medicare program; (g) adjustments to the base payments for case mix and geographic wages; and (h) recoveries of overpayments.

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

Hospice Revenue

Revenue is recognized on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are calculated as daily rates for each of the levels of care the Company delivers. Revenue is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to Medicare and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap and an overall payment cap, the Company monitors its provider numbers and estimates amounts due back to Medicare if a cap has been exceeded. The Company regularly evaluates and records these adjustments as a reduction to revenue and an increase to other accrued liabilities.

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

Revenue by payor for the years ended December 31, 2021, 2020 and 2019, is summarized in the following tables:

	Year Ended December 31, 2021
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$80,849	$135,939	$—	$216,788	49.3%
Medicaid	8,935	12,103	37,317	58,355	13.3
Subtotal	89,784	148,042	37,317	275,143	62.6
Managed care	46,167	3,196	—	49,363	11.2
Private and other(a)	22,007	374	92,807	115,188	26.2
Total revenue	$157,958	$151,612	$130,124	$439,694	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

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

Balance Sheet Impact

Included in the Company’s consolidated balance sheets are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. As of December 31, 2021, the Company had contract liabilities in the amount of $6,211 related to Advance Payments received in connection with the CARES Act. As further discussed in Note 10, Other Accrued Liabilities, the repayment terms for Medicare advance payments were modified through the passage of the Continuing Appropriations Act, 2021 and Other Extensions Act on October 1, 2020.

Accounts receivable as of December 31, 2021 and December 31, 2020 is summarized in the following table:

	December 31, 2021	December 31, 2020
Medicare	$31,327	$28,569
Medicaid	11,793	7,669
Managed care	7,901	7,590
Private and other	3,821	4,036
Accounts receivable, gross	54,842	47,864
Less: allowance for doubtful accounts	(902)	(643)
Accounts receivable, net	$53,940	$47,221

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the activity for our allowance for doubtful accounts for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$643	$677	$616
Additions to bad debt expense	616	560	858
Write-offs of uncollectible accounts	(357)	(594)	(797)
Balance at end of period	$902	$643	$677

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

As of December 31, 2021, the Company provided services through 88 affiliated home health, hospice and home care agencies, and 54 affiliated senior living operations. The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. The Company’s Service Center provides various services to all lines of business. The Company does not review assets by segment and therefore assets by segment are not disclosed below.

The CODM uses Segment Adjusted EBITDAR from Operations as the primary measure of profit and loss for the Company's reportable segments and to compare the performance of its operations with those of its competitors. Segment Adjusted EBITDAR from Operations is net income/ (loss) attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs, (4) Spin-Off transaction costs, (5) redundant and nonrecurring costs associated with the transition services agreement, (6) net income/ (loss) attributable to noncontrolling interest, (7) net COVID-19 related costs and (8) impairment of long-lived assets. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table presents certain financial information regarding our reportable segments, general and administrative expenses are not allocated to the reportable segments and are included in “All Other”.

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Year Ended December 31, 2021
Revenue	$309,570	$130,124	$—	$439,694
Segment Adjusted EBITDAR from Operations	$55,565	$37,517	$(26,208)	$66,874
Year Ended December 31, 2020
Revenue	$253,659	$137,294	$—	$390,953
Segment Adjusted EBITDAR from Operations	$49,501	$48,309	$(22,762)	$75,048
Year Ended December 31, 2019
Revenue	$206,624	$131,907	$—	$338,531
Segment Adjusted EBITDAR from Operations	$33,354	$47,344	$(18,591)	$62,107

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations above to income from operations:

	Year Ended December 31,
	2021	2020	2019
Segment Adjusted EBITDAR from Operations	$66,874	$75,048	$62,107
Less: Depreciation and amortization	4,784	4,675	3,810
Rent—cost of services	40,863	39,191	34,975
Other income	(24)	225	—
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(a)	1,045	1,787	483
Share-based compensation expense(b)	10,040	8,335	3,382
Acquisition related costs(c)	80	99	665
Spin-off related transaction costs(d)	—	—	13,219
Transition services costs(e)	2,008	1,181	532
COVID-19 Related costs and supplies(f)	—	447	—
Impairment of long-lived assets(g)	2,835	—	—
Add: Net income/ (loss) attributable to noncontrolling interest	(548)	(191)	629
Consolidated and Combined Income from operations	$4,695	$18,917	$5,670

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense incurred which is included in cost of services and general and administrative expense.
(c)	Acquisition related costs that are not capitalizable.
(d)	Costs incurred related to the Spin-Off are included in general and administrative expense.
(e)
A portion of the costs incurred under the Transition Services Agreement identified as redundant or nonrecurring that are included in general and administrative expense. Fees incurred under the Transition Services Agreement, net of the Company’s payroll reimbursement, were $3,124, $5,536, and $2,982, for the years ended December 31, 2021, 2020 and 2019, respectively.

(f)
Beginning in the first quarter of fiscal year 2021, we updated our definition of Segment Adjusted EBITDAR to no longer include an adjustment for COVID-19 expenses offset by the amount of sequestration relief. COVID-19 expenses continue to be part of daily operations for which less specific identification is visible. Furthermore, the sequestration relief was extended through December 31, 2021. Sequestration relief was $3,555 for the year ended December 31, 2021.

The 2020 amount represents incremental costs incurred as part of the Company's response to COVID-19 including direct medical supplies, labor, and other expenses, net of $2,765 in increased revenue related to the 2% payment increase in Medicare reimbursements for sequestration relief for the year ended December 31, 2020.

(g)	On January 27, 2022, affiliates of the Company, entered into certain operations transfer agreements (collectively, the “Transfer Agreements”) with affiliates of Ensign, providing for the transfer of the operations of certain senior living communities (the “Transaction”). The closing of the Transaction is anticipated to occur in the first half of 2022. The Company impaired certain leasehold improvements included in property and equipment primarily related to the operations included in the transaction with Ensign.

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

2021 Acquisitions

During the year ended December 31, 2021, the Company expanded its operations with the addition of five home health agencies, four hospice agencies, and two home care agencies. The aggregate purchase price for these acquisitions was $14,135. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction. The goodwill was primarily attributable to intangible assets that do not qualify for separate recognition and to synergies the Company expects to achieve related to the acquisition and was allocated to the Company's operating segments which are its reporting units. The Company anticipates that the total goodwill recognized

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

will be fully deductible for tax purposes. Acquisition costs related to the business combinations of home health, hospice, and home care acquisitions of $80 were expensed related to the business combinations during the year ended December 31, 2021.

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

2019 Acquisitions

During the year ended December 31, 2019, the Company expanded its operations with the addition of two home health agencies, five hospice agencies, two home care agencies and two senior living operations. In connection with the acquisition of one of the senior living communities, the Company entered into a new long-term “triple-net” lease with a subsidiary of Ensign. The Company did not acquire any material assets or assume any liabilities. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction. The addition of these operations added a total of 143 operational senior living units to be operated by the Company’s independent operating subsidiaries. The aggregate purchase price for these acquisitions was $18,760. Acquisition costs related to the business combinations of home health, hospice, and home care was $611 during the year ended December 31, 2019.

The fair value of assets for home health and hospice acquisitions was mostly concentrated in goodwill and as such, these transactions were classified as business combinations in accordance with ASC Topic 805, Business Combinations (“ASC

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

805”). The table below presents the allocation of the purchase price for the operations acquired in acquisitions during the years ended December 31, 2021, 2020 and 2019 as noted above:

	December 31, 2021
	2021	2020	2019
Equipment, furniture, and fixtures	$62	$174	$91
Goodwill	7,821	25,211	10,341
Other indefinite-lived intangible assets	6,242	14,026	8,326
Other assets	10	—	2
Liabilities assumed	—	(172)	—
Total acquisitions	$14,135	$39,239	$18,760
Less: noncontrolling interest and additional paid in capital(a)	—	(4,646)	—
Less: cash paid in prior year (held in escrow)(b)	(585)	(1,400)	—
Total cash paid for acquisitions	$13,550	$33,193	$18,760

(a)	Consists of the of noncontrolling interest related to Scripps contribution of assets to the joint venture.
(b)	Total cash paid for acquisitions for the year ended December 31, 2021 includes $585 as an escrow deposit that was paid in the prior year.

8. PROPERTY AND EQUIPMENT—NET
Property and equipment, net consist of the following:

	December 31, 2021
	2021	2020
Leasehold improvements	$11,660	$9,984
Equipment	22,415	22,420
Furniture and fixtures	1,199	1,186
	35,274	33,590
Less: accumulated depreciation	(18,486)	(15,706)
Property and equipment, net	$16,788	$17,884

Depreciation expense was $4,751, $4,661 and $3,757 for the years ended December 31, 2021, 2020 and 2019, respectively.

Asset Impairment

The Company reviews the carrying value of long-lived assets impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. On January 27, 2022, affiliates of the Company, entered into certain operations transfer agreements with affiliates of Ensign, providing for the transfer of the operations of certain senior living communities (the “Transaction”). The closing of the Transaction is anticipated to occur in the first half of 2022. As of the year ended December 31, 2021, management determined that the long-lived assets for the impacted communities were not recoverable and the Company recognized a non-cash long-lived asset impairment charge of $2,835 in cost of services in the Consolidated and Combined Statements of Income.

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

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

The Company reviews goodwill for impairment by initially considering qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform a quantitative analysis. The Company may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. An impairment loss is recognized for the amount that the carrying amount of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The Company did not identify any impairment charge during the years ended December 31, 2021, 2020 and 2019.

The following table represents activity in goodwill by segment as of and for the year ended December 31, 2021:

	Home Health and Hospice Services	Senior Living Services	Total
December 31, 2019	$37,591	$3,642	$41,233
Additions	25,211	—	25,211
December 31, 2020	62,802	3,642	66,444
Additions	7,821	—	7,821
December 31, 2021	$70,623	$3,642	$74,265

Other indefinite-lived intangible assets consist of the following:

	December 31, 2021
	2021	2020
Trade name	$1,355	$1,355
Medicare and Medicaid licenses	52,375	46,133
Total	$53,730	$47,488

10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	December 31, 2021	December 31, 2020
Refunds payable	$3,095	$2,664
Deferred revenue	1,456	1,271
Resident deposits	5,111	5,647
Contract liabilities (CARES Act advance payments)	6,211	22,771
Property taxes	1,102	982
Accrued insurance retention - current portion	1,613	1,354
Other	2,896	3,586
Other accrued liabilities	$21,484	$38,275

Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Deferred revenue occurs when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to residents and a small portion consists of non-refundable deposits recognized into revenue over a period of time. The CARES Act also expanded the Centers for Medicare & Medicaid Services’ (“CMS”) ability to provide accelerated/advance payments intended to increase the cash flow of healthcare providers and suppliers impacted by COVID-19. During the second quarter of 2020, the Company applied for and received $27,997 in funds under the AAP Program. On October 1, 2020, the Continuing Appropriations Act, 2021 and Other Extensions Act (the “CA Act”) was signed into law. Among other things, the CA Act significantly changed the repayment terms for AAP. These funds are subject to

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

automatic recoupment through offsets to new claims beginning one year after funds were issued beginning in April 2021, at which time, Medicare began to automatically recoup 25% of Medicare payments for 11 months. At the end of the 11 months and assuming full repayment has not occurred, recoupment will increase to 50% for another six months. Any balance outstanding after these two recoupment periods will be subject to repayment at a 4% interest rate. For the year ended December 31, 2021, the Company repaid $21,786 of the AAP funds. The Company reclassified $5,226 of AAP to other long-term liabilities for the year ended December 31, 2020. The Company anticipates completing repayment of the AAP within the allotted recoupment periods.

11. DEBT
Long-term debt, net consists of the following:

	December 31, 2021
	2021	2020
Revolving credit facility	$53,500	$9,500
Less: unamortized debt issuance costs(a)	(2,128)	(1,223)
Long-term debt, net	$51,372	$8,277

(a)
Amortization expense for debt issuance costs was $488, $330, and $78 for the years ended December 31, 2021, 2020 and 2019, respectively, and is recorded in interest expense, net on the Consolidated and Combined Statements of Income.

On February 23, 2021, Pennant entered into an amendment to its existing credit agreement (as amended, the “Credit Agreement”), which provides for an increased revolving credit facility with a syndicate of banks with a borrowing capacity of $150,000 (the “Revolving Credit Facility”). The interest rates applicable to loans under the Revolving Credit Facility are, at the Company’s election, either (i) Adjusted LIBOR (as defined in the Credit Agreement) plus a margin ranging from 2.3% to 3.3% per annum or (ii) Base Rate plus a margin ranging from 1.3% to 2.3% per annum, in each case based on the ratio of Consolidated Total Net Debt to Consolidated EBITDA (each, as defined in the Credit Agreement). In addition, Pennant pays a commitment fee on the undrawn portion of the commitments under the Revolving Credit Facility which ranges from 0.35% to 0.50% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio of the Company and its subsidiaries. The Company is not required to repay any loans under the Credit Agreement prior to maturity in 2026, other than to the extent the outstanding borrowings exceed the aggregate commitments under the Credit Agreement. As of December 31, 2021, the Company’s weighted average interest rate on its outstanding debt was 2.64%. As of December 31, 2021, the Company had available borrowing on the Revolving Credit Facility of $92,314, which is net of outstanding letters of credit of $4,186.

The fair value of the Revolving Credit Facility approximates carrying value, due to the short-term nature and variable interest rates. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates.

The Credit Agreement is guaranteed, jointly and severally, by certain of the Company’s independent operating subsidiaries, and is secured by a pledge of stock of the Company's material independent operating subsidiaries as well as a first lien on substantially all of each material operating subsidiary's personal property. The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of December 31, 2021, the Company was compliant with all such financial covenants.

12. OPTIONS AND AWARDS

Share-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options, restricted stock awards (“RSA”), and restricted stock units (“RSU” and together with RSA, “Restricted Stock”), based on estimated fair values, ratably over the requisite service period of the award. The Company accounts for forfeitures as they occur.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

In connection with the Spin-Off, the Company issued new options and restricted stock awards to Pennant and Ensign employees under the 2019 Omnibus Incentive Plan (the “OIP”) and Long-Term Incentive Plan (the “LTIP”, together referred to as the “Pennant Plans”).

Prior to Spin-Off

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

Share-Based Compensation

The following disclosures represent share-based compensation expense relating to the Ensign and Pennant Plans, including awards to employees of the Company’s subsidiaries and an allocation of costs from employees in the Service Center prior to the Spin-Off, and total share-based compensation after the Spin-Off.

Total share-based compensation expense for all of the Plans for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Prior to the Spin-Off:
Total share-based compensation	$—	$—	$1,395

Following the Spin-Off:
Share-based compensation expense related to stock options	3,093	1,660	315
Share-based compensation expense related to Restricted Stock	6,141	6,200	1,589
Share-based compensation expense related to Restricted Stock to non-employee directors	806	475	83
Total share-based compensation	$10,040	$8,335	$3,382

In future periods, the Company estimates it will recognize the following share-based compensation expense for unvested stock options and unvested Restricted Stock, which were unvested as of December 31, 2021:

	Unrecognized Compensation Expense	Weighted Average Recognition Period (in years)
Unvested stock options	$12,620	3.8
Unvested Restricted Stock	4,780	0.9
Total unrecognized share-based compensation expense	$17,400

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

The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted after the Spin-Off:

Grant Year	Options Granted	Risk-Free Interest Rate	Expected Life(a)	Expected Volatility(b)	Dividend Yield	Weighted Average Fair Value of Options
2021	454	1.1%	6.5	38.4%	—%	$13.84
2020	693	0.5%	6.5	35.9%	—%	$11.05
2019	667	1.6%	6.5	34.6%	—%	$5.70

(a)
Under the midpoint method, the expected option life is the midpoint between the contractual option life and the average vesting period for the options being granted. This resulted in an expected option life of 6.5 years for the options granted.

(b)	Because the Company’s equity shares have been traded for a relatively short period of time, expected volatility assumption was based on the volatility of related industry stocks.

The following table represents the employee stock option activity during the year ended December 31, 2021:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
December 31, 2020	1,982	$17.48	615	$7.52
Granted	454	$35.01
Exercised	(115)	$7.67
Forfeited/ Expired	(79)	$21.81
December 31, 2021	2,242	$21.38	840	$12.28

The aggregate intrinsic value of options outstanding, vested, unvested and exercised as of and for the period ended December 31, 2021 is as follows:

Options	December 31, 2021
Outstanding	$14,749
Vested	10,221
Unvested	4,528
Exercised	3,248
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. There were 1,402 unvested and outstanding options at December 31, 2021. The weighted average contractual life for options outstanding, vested and expected to vest at December 31, 2021 was 7.39 years.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Restricted Stock

Under the Pennant Plans, the Company granted Restricted Stock to Pennant employees, Ensign employees, and to non-employee directors. All awards generally vest between three to five years. A summary of the status of Pennant’s non-vested Restricted Stock, and changes during the period ended December 31, 2021, is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
December 31, 2020	1,635	$14.80
Granted	20	39.82
Vested	(157)	16.20
Forfeited	(5)	14.13
December 31, 2021	1,493	$15.00

13. LEASES
The Company’s independent operating subsidiaries lease 54 senior living communities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 21 years. The Company’s independent operating subsidiaries also lease the administrative offices of 88 home health and hospice agencies which generally range from one to seven years. Most of these leases contain renewal options, most involve rent increases and none contain purchase options. The lease term excludes lease renewals because the renewal rents are not at a bargain, there are no economic penalties for the Company to renew the lease, and it is not reasonably certain that the Company will exercise the extension options. As of December 31, 2021, the Company’s independent operating subsidiaries leased 32 communities from subsidiaries of Ensign (“Ensign Leases”) under a master lease arrangement. The existing leases with subsidiaries of Ensign are for initial terms of between 14 to 20 years. In addition to rent, each of the operating companies are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all community maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties.

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

The components of operating lease cost, are as follows:

	Year Ended December 31,
	2021	2020	2019
Operating lease costs:
Facility rent—cost of services	$35,958	$35,562	$32,011
Office rent—cost of services	4,905	3,772	2,964
Sublease income	—	(143)	—
Rent—cost of services	$40,863	$39,191	$34,975

General and administrative expense	$276	$295	162
Variable lease cost(a)	$6,248	$5,330	4,608

(a)
Represents variable lease cost for operating leases, which costs include property taxes and insurance, common area maintenance, and consumer price index increases, incurred as part of our triple net lease, and which is included in cost of services for the years ended December 31, 2021, 2020 and 2019.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

The following table shows the lease maturity analysis for all leases as of December 31, 2021:

Year	Amount
2022	$38,929
2023	37,978
2024	36,906
2025	35,778
2026	35,078
Thereafter	320,664
Total lease payments	505,333
Less: present value adjustments	(201,462)
Present value of total lease liabilities	303,871
Less: current lease liabilities	(16,118)
Long-term operating lease liabilities	$287,753

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at each lease’s commencement date to determine each lease's operating lease liability. As of December 31, 2021, the weighted average remaining lease term is 14.1 years and the weighted average discount rate is 7.9%.

14. INCOME TAXES
The provision for income tax expense for the years ended December 31, 2021, 2020 and 2019 is summarized as follows:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$1,768	$5,058	$562
State	566	1,478	278
Total current	2,334	6,536	840
Deferred:
Federal	(1,360)	(3,348)	1,070
State	(392)	(838)	175
Total deferred	(1,752)	(4,186)	1,245
Total income tax expense	$582	$2,350	$2,085

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the federal statutory rate to the effective tax rate for income from continuing operations for the years ended December 31, 2021, 2020 and 2019, respectively, is comprised as follows:

	Year Ended December 31,
	2021	2020	2019
Income tax expense at statutory rate	21.0%	21.0%	21.0%
State income taxes - net of federal benefit	3.9	2.7	6.8
Non-deductible meals and entertainment	1.8	0.3	1.8
Non-deductible equity compensation(c)	19.4	—	—
Section 162(m) limitation	2.1	—	—
Non-deductible accrued bonus	2.7	—	—
Other non-deductible expenses	0.7	0.1	0.8
Transaction costs(a)	—	—	41.2
Tax credits	—	—	(1.6)
Deductible equity compensation(b)	(34.1)	(10.8)	(30.0)
Noncontrolling interest	5.0	0.3	—
Other adjustments	(1.2)	(0.5)	(0.4)
Total income tax provision(d)	21.3%	13.1%	39.6%

(a)
The Company's completion of the Spin-Off in the year ended December 31, 2019 resulted in the Company not being able to deduct approximately $10,300 of the related transaction costs, which increased the effective tax rate significantly and affected all items that were impacted by this exclusion.

(b)
During the year ended December 31, 2021, employees exercised stock options representing approximately 115 shares. During the year ended December 31, 2020, employees exercised stock options representing approximately 239 shares. During the year ended December 31, 2019, employees exercised stock options representing approximately 100 shares and had restricted stock awards vest representing 960 shares. These exercises and vestings resulted in tax benefits that reduced the Company's effective tax rate significantly in all three years.

(c)
During the year ended December 31, 2021, approximately $2,528 of the share-based compensation expense related to restricted stock did not result in a deferred tax asset because it will be subject to future limitation under IRC Section 162(m).

(d)	Certain items in the prior year have been reclassified to conform with the current year presentation.

Prior to the date of the Spin-Off, the Company's operations were included in Ensign’s U.S. federal and state income tax returns and all income taxes were paid by subsidiaries of Ensign. Additionally, prior to the date of the Spin-Off, income tax expense and other income tax related information contained in these Consolidated and Combined Financial Statements for the year ended 2019 were presented on a separate tax return approach. Under this approach, the provision for income taxes represents income tax paid or payable for the current year plus the change in deferred taxes during the year calculated as if the Company were a stand-alone taxpayer filing hypothetical income tax returns. Management believes that the assumptions and estimates used to determine these tax amounts were reasonable. However, the Company's Consolidated and Combined Financial Statements or the year ended 2019 may not necessarily reflect the Company’s income tax expense or tax payments in the future, or what its tax amounts would have been if the Company had been a stand-alone company during the periods presented.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

The Company’s deferred tax assets and liabilities for the years ended December 31, 2021 and 2020 are summarized below.

	Year Ended December 31,
	2021	2020
Deferred tax assets (liabilities):
Accrued expenses	$9,829	$8,181
Allowance for doubtful accounts	1,728	875
State taxes	—	147
Lease liabilities	79,575	80,979
Insurance	953	277
Gross deferred tax assets	92,085	90,459
Less: valuation allowance	(25)	(15)
Net deferred tax assets	92,060	90,444
Depreciation and amortization	(8,432)	(7,512)
Prepaid expenses	(907)	(780)
Right of use asset	(78,656)	(80,055)
State taxes	(217)	—
Total deferred tax liabilities	(88,212)	(88,347)
Net deferred tax assets (liabilities)	$3,848	$2,097

During the year ended December 31, 2020, the Company utilized all of its net operating loss ("NOL") carryforwards for federal income tax purposes. As of December 31, 2021, the Company has $614 of NOL carryforwards in various states, which are available to reduce future state taxable income, if any. The state NOL carryforwards, if not utilized, will expire in years ending between December 31, 2030 and December 31, 2040. The Company believes that it is more likely than not that the benefit from the state NOL carryforwards in jurisdictions where we do not file a consolidated return will not be realized. In recognition of this risk, as of December 31, 2021, the Company has provided a valuation allowance of $25 on the deferred tax assets related to these states for the tax effect of the NOL carryforwards that will not be realized.

The federal statutes of limitations on the Company’s 2017, 2016, and 2015 income tax years lapsed during the third quarter of 2021, 2020, and 2019, respectively. During the fourth quarter of each year, various state statutes of limitations also lapsed. The lapses for the years ended December 31, 2021 and 2020 had no impact on the Company’s unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2021	2020	2019
Balance at January 1	$—	$—	$—
Additions for tax positions of prior years	188	—	—
Reductions for tax positions related to the current year	(123)	—	—
Balance at December 31	65	$—	$—

None of unrecognized tax benefits net of their state benefits would affect the Company’s effective tax rate for the years ended December 31, 2021 and 2020. The Company classifies interest and/or penalties on income tax liabilities or refunds as additional income tax expense or income. Such amounts are not material.

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

In 2009, Congress passed the Fraud Enforcement and Recovery Act ("FERA") which made significant changes to the FCA, expanding the types of activities subject to prosecution and whistleblower liability. Following changes by FERA, healthcare providers face significant penalties for the knowing retention of government overpayments, even if no false claim was involved. Providers can now be liable for knowingly and improperly avoiding or decreasing an obligation to pay money or property to the government, including the retention of any government overpayment. The Patient Protection and Affordable Care Act of 2010 (the “ACA”) supplemented FERA by imposing an affirmative obligation on healthcare providers to return an overpayment to CMS within 60 days of “identification” or the date any corresponding cost report is due, whichever is later. Retention of any overpayment beyond this period may create liability under the FCA. In addition, FERA extended protections against retaliation for whistleblowers, including protections not only for employees, but also contractors and agents. Thus, there is generally no need for an employment relationship in order to qualify for protection against retaliation for whistleblowing.

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

Medicare Revenue Recoupments - The Company is subject to probe reviews relating to Medicare services, billings and potential overpayments by Unified Program Integrity Contractors (UPIC), Recovery Audit Contractors (RAC), Zone Program Integrity Contractors (ZPIC), Program Safeguard Contractors (PSC), Supplemental Medical Review Contractors (SMRC) and Medicaid Integrity Contributors (MIC) programs, each of the foregoing collectively referred to as “Reviews.” As of December 31, 2021, eight of the Company’s independent operating subsidiaries had Reviews scheduled, on appeal or in dispute resolution process, both pre- and post-payment. The Company anticipates that these probe reviews will increase in frequency in the future. If an operation fails an initial or subsequent Review, the operation could then be subject to extended Review, suspension of payment, or extrapolation of the identified error rate to all billing in the same time period. As of December 31, 2021, and through the filing of this Annual Report on Form 10-K, the Company’s independent operating subsidiaries have responded to the Reviews that are currently ongoing, on appeal or in dispute resolution process and the Company has no probable or estimable contingencies.

One hospice provider number is subject to a Medicare payment suspension imposed by a Uniform Program Integrity Contractor (UPIC). As of December 31, 2021 the UPIC requested for review 42 patient records covering a 4-month period to determine whether, in its view, a Medicare overpayment was made. Subsequent to December 31, 2021 the UPIC expanded upon its initial request to cover an additional 60 patient records over an additional 6-month period. Medicare payments to that provider number are suspended pending the conclusion of the UPIC’s review. The payments suspended as of December 31, 2021 total $3,700. The suspended amounts represent all Medicare payments due to the provider number since the start of the suspension and are not an overpayment finding. If the UPIC concludes that an overpayment exists, it will recover the overpayment from the suspended funds and release the excess funds, if any, to the provider. The UPIC has not specified when the payment suspension will end or when it will reach an over-payment determination.

Concentrations

Credit Risk - The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s gross receivables from the Medicare and Medicaid programs accounted for approximately 78.6% and 75.7% of its total gross accounts receivable as of December 31, 2021 and December 31, 2020, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 62.6%, 60.1%, and 55.6% of the Company's revenue for the years ended December 31, 2021, 2020 and 2019, respectively.

16. SUBSEQUENT EVENT
On January 27, 2022, affiliates of the Company, entered into certain operations transfer agreements (collectively, the “Transfer Agreements”) with affiliates of Ensign, providing for the transfer of the operations of certain senior living communities (the “Transaction”). The Transfer Agreements require one of the transferors to place in escrow $6,500 to cover post-closing capital expenditures and operating losses related to one of the communities. The closing of the Transaction is anticipated to occur in the first half of 2022, subject to receipt of applicable regulatory approvals and satisfaction of other customary closing conditions set forth in the Transfer Agreements. As such, management determined that the long-lived assets for the impacted communities were impaired and the Company recognized a non-cash charge of $2,613 in its operating results for the year ended December 31, 2021, included in the transaction.