Form 10-Q
period 2022-03-31
Pennant Group, Inc.
filed 2022-05-09
CIK 1766400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2022.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 9, 2022, 28,534,431 shares of the registrant’s common stock were outstanding.

THE PENNANT GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$3,627	$5,190
Accounts receivable—less allowance for doubtful accounts of $868 and $902, respectively	56,918	53,940
Prepaid expenses and other current assets	20,967	16,711
Total current assets	81,512	75,841
Property and equipment, net	17,941	16,788
Right-of-use assets	272,477	300,997
Deferred tax assets, net	2,099	3,848
Restricted and other assets	5,412	4,828
Goodwill	74,265	74,265
Other indefinite-lived intangibles	53,730	53,730
Total assets	$507,436	$530,297
Liabilities and equity
Current liabilities:
Accounts payable	$10,910	$10,553
Accrued wages and related liabilities	22,686	23,480
Operating lease liabilities—current	16,379	16,118
Other accrued liabilities	18,630	21,484
Total current liabilities	68,605	71,635
Long-term operating lease liabilities—less current portion	259,092	287,753
Other long-term liabilities	5,306	5,293
Long-term debt, net	56,501	51,372
Total liabilities	389,504	416,053
Commitments and contingencies
Equity:
Common stock, $0.001 par value; 100,000 shares authorized; 28,849 and 28,530 shares issued and outstanding, respectively, at March 31, 2022; and 28,826 and 28,499 shares issued and outstanding, respectively, at December 31, 2021	29	28
Additional paid-in capital	98,124	95,595
Retained earnings	15,655	14,641
Treasury stock, at cost, 3 shares at March 31, 2022 and December 31, 2021	(65)	(65)
Total Pennant Group, Inc. stockholders’ equity	113,743	110,199
Noncontrolling interest	4,189	4,045
Total equity	117,932	114,244
Total liabilities and equity	$507,436	$530,297

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except for per-share amounts)

	Three Months Ended March 31,
	2022	2021

Revenue	$113,910	$105,663

Expense
Cost of services	90,353	83,622
Rent—cost of services	10,051	9,965
General and administrative expense	10,033	9,288
Depreciation and amortization	1,147	1,175
Total expenses	111,584	104,050
Income from operations	2,326	1,613
Other income (expense):
Other income	3	—
Interest expense, net	(629)	(360)
Other income (expense), net	(626)	(360)
Income before provision for income taxes	1,700	1,253
Provision for income taxes	542	340
Net income	1,158	913
Less: net income/ (loss) attributable to noncontrolling interest	144	(37)
Net income and other comprehensive income attributable to The Pennant Group, Inc.	$1,014	$950
Earnings per share:
Basic	$0.04	$0.03
Diluted	$0.03	$0.03
Weighted average common shares outstanding:
Basic	28,572	28,291
Diluted	30,143	30,907

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock		Non-Controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2021	28,826	$28	$95,595	$14,641	3	$(65)	$4,045	$114,244
Net income attributable to The Pennant Group, Inc.	—	—	—	1,014	—	—	—	1,014
Net income attributable to Non-Controlling Interests	—	—	—	—	—	—	144	144
Share-based compensation	—	—	2,440	—	—	—	—	2,440
Issuance of common stock from the exercise of stock options	21	1	89	—	—	—	—	90
Issuance/ (cancellation) of restricted stock	2	—	—	—	—	—	—	—
Balance at March 31, 2022	28,849	$29	$98,124	$15,655	3	$(65)	$4,189	$117,932

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2020	28,696	$28	$84,671	$11,945	3	$(65)	$4,593	$101,172
Net income attributable to The Pennant Group, Inc.	—	—	—	950	—	—	—	950
Net loss attributable to Non-Controlling Interests	—	—	—	—	—	—	(37)	(37)
Share-based compensation	—	—	2,416	—	—	—	—	2,416
Issuance of common stock from the exercise of stock options	21	—	218	—	—	—	—	218
Issuance/ (cancellation) of restricted stock	3	—	—	—	—	—	—	—
Balance at March 31, 2021	28,720	$28	$87,305	$12,895	3	$(65)	$4,556	$104,719

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$1,158	$913
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,147	1,175
Amortization of deferred financing fees	129	87
Impairment of long-lived assets	97	—
Provision for doubtful accounts	184	261
Share-based compensation	2,440	2,416
Deferred income taxes	1,749	128
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,161)	(3,795)
Prepaid expenses and other assets	(4,665)	(3,309)
Operating lease obligations	120	639
Accounts payable	367	(930)
Accrued wages and related liabilities	(794)	(5,896)
Other accrued liabilities	1,635	1,305
Contract liabilities (CARES Act advance payments)	(4,722)	—
Other long-term liabilities	245	(261)
Net cash used in operating activities	(4,071)	(7,267)
Cash flows from investing activities:
Purchase of property and equipment	(2,392)	(754)
Cash payments for business acquisitions	—	(3,100)
Other	(190)	(141)
Net cash used in investing activities	(2,582)	(3,995)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	11,000	39,000
Payments on Revolving Credit Facility	(6,000)	(21,000)
Payments for deferred financing costs	—	(1,394)
Issuance of common stock upon the exercise of options	90	218
Net cash provided by financing activities	5,090	16,824
Net (decrease) increase in cash	(1,563)	5,562
Cash beginning of period	5,190	43
Cash end of period	$3,627	$5,605

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$499	$269
Income taxes	$(55)	$133
Lease liabilities	$9,516	$9,713
Right-of-use assets obtained in exchange for new operating lease obligations	$631	$1,678
Non-cash adjustment to right-of-use assets and lease liabilities from lease modifications	$9,349	$—
Non-cash adjustment to right-of-use assets and lease liabilities from lease terminations	$(33,804)	$—
Non-cash investing activity:
Capital expenditures in accounts payable	$720	$250

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and operational senior living units)

1. DESCRIPTION OF BUSINESS
The Pennant Group, Inc. (herein referred to as “Pennant,” the “Company,” “it,” or “its”), is a holding company with no direct operating assets, employees or revenue. The Company, through its independent operating subsidiaries, provides healthcare services across the post-acute care continuum. As of March 31, 2022, the Company’s subsidiaries operated 88 home health, hospice and home care agencies and 52 senior living communities located in Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming.

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

The Condensed Consolidated Balance Sheet as of December 31, 2021 is derived from the Company’s annual audited Consolidated Financial Statements for the fiscal year ended December 31, 2021, which should be read in conjunction with these Interim Financial Statements. Certain information in the accompanying footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with GAAP.

All significant intercompany transactions and balances between the various legal entities comprising the Company have been eliminated in consolidation. The Company presents noncontrolling interests within the equity section of its Condensed Consolidated Balance Sheets and the amount of consolidated net income that is attributable to the Company and the noncontrolling interest in its Condensed Consolidated Statements of Income.

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

CARES Act: The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act allowed for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. The Company deferred approximately $7,836 of the employer-paid portion of social security taxes, of which $4,129 remains as of March 31, 2022 and is included in current liabilities in accrued wages and related liabilities. The CARES Act also expanded the Centers for Medicare & Medicaid Services’ (“CMS”) ability to provide accelerated/advance payments intended to increase the cash flow of healthcare providers and suppliers impacted by COVID-19. During 2020, the Company applied for and received

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$27,997 in funds under the Accelerated and Advance Payment (“AAP”) Program, of which $26,508 has been recouped since the start of repayment in 2021 through March 31, 2022.

3. TRANSACTIONS WITH ENSIGN
On October 1, 2019, The Ensign Group, Inc. (“Ensign”) completed the separation of Pennant (the “Spin-Off”). In connection with the Spin-Off, Pennant entered into several agreements with Ensign that set forth the principal actions taken or to be taken in connection with the Spin-Off and govern the relationship of the parties following the Spin-Off. The Transitions Services Agreement with Ensign (the “Transition Services Agreement”) provided Pennant primarily administrative support. The Transitions Services Agreement expired two years from the Spin-Off date. The Company incurred costs of $643 and $988 for the three months ended March 31, 2022 and March 31, 2021, respectively that related primarily to administrative support under the Transitions Services Agreement.

Services included in cost of services were $574 and $868 for the three months ended March 31, 2022 and March 31, 2021, respectively. Additionally, the Company’s independent operating subsidiaries leased 32 and 31 communities from subsidiaries of Ensign under a master lease arrangement as of March 31, 2022 and March 31, 2021. See further discussion below at Note 8, Leases.

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

The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$1,158	$913
Less: net income/ (loss) attributable to noncontrolling interests	144	(37)
Net income attributable to The Pennant Group, Inc.	$1,014	$950

Denominator:
Weighted average shares outstanding for basic net income per share	28,572	28,291
Plus: assumed incremental shares from exercise of options and assumed conversion or vesting of restricted stock(a)	1,571	2,616
Adjusted weighted average common shares outstanding for diluted income per share	30,143	30,907

Earnings Per Share:
Basic net income per common share	$0.04	$0.03
Diluted net income per common share	$0.03	$0.03

(a)
The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 1,690 and 14 for the three months ended March 31, 2022 and 2021, respectively.

5. REVENUE AND ACCOUNTS RECEIVABLE
Revenue is recognized when services are provided to the patients at the amount that reflects the consideration to which the Company expects to be entitled from patients and third-party payors, including Medicaid, Medicare and managed care programs (Commercial, Medicare Advantage and Managed Medicaid plans), in exchange for providing patient care. The healthcare services in home health and hospice patient contracts include routine services in exchange for a contractual agreed-

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

upon amount or rate. Routine services are treated as a single performance obligation satisfied over time as services are rendered. As such, patient care services represent a bundle of services that are not capable of being distinct within the context of the contract. Additionally, there may be ancillary services which are not included in the rates for routine services, but instead are treated as separate performance obligations satisfied at a point in time, if and when those services are rendered.

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

Revenue from the Medicare and Medicaid programs accounted for 61.9% of the Company’s revenue, for the three months ended March 31, 2022, and 64.0% for the three months ended March 31, 2021. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement.

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

In addition to revenue recognized on completed episodes and periods, the Company also recognizes a portion of

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

revenue associated with episodes and periods in progress. Episodes in progress are 30-day payment periods that begin during the reporting period but were not completed as of the end of the period. As such, the Company estimates revenue and recognizes it on a daily basis. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per period of care or episode of care and the Company’s estimate of the average percentage complete based on the scheduled end of period and end of episode dates.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue By Payor

Revenue by payor for the three months ended March 31, 2022 and 2021, is summarized in the following tables:

	Three Months Ended March 31, 2022
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$21,357	$33,721	$—	$55,078	48.4%
Medicaid	2,506	3,265	9,623	15,394	13.5
Subtotal	23,863	36,986	9,623	70,472	61.9
Managed care	13,252	784	—	14,036	12.3
Private and other(a)	5,537	53	23,812	29,402	25.8
Total revenue	$42,652	$37,823	$33,435	$113,910	100.0%

	Three Months Ended March 31, 2021
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$20,330	$33,409	$—	$53,739	50.9%
Medicaid	2,196	2,725	8,932	13,853	13.1
Subtotal	22,526	36,134	8,932	67,592	64.0
Managed care	10,452	637	—	11,089	10.5
Private and other(a)	4,715	143	22,124	26,982	25.5
Total revenue	$37,693	$36,914	$31,056	$105,663	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

Balance Sheet Impact

Included in the Company’s Condensed Consolidated Balance Sheets are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. As of March 31, 2022, the Company had contract liabilities in the amount of $1,489 related to Advance Payments received in connection with the CARES Act reported in other current liabilities.

Accounts receivable, net as of March 31, 2022 and December 31, 2021 is summarized in the following table:

	March 31, 2022	December 31, 2021
Medicare	$31,933	$31,327
Medicaid	13,136	11,793
Managed care	8,535	7,901
Private and other	4,182	3,821
Accounts receivable, gross	57,786	54,842
Less: allowance for doubtful accounts	(868)	(902)
Accounts receivable, net	$56,918	$53,940

Concentrations- Credit Risk

The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s gross receivables from the Medicare and Medicaid programs accounted for approximately 78.0% and 78.6% of its total gross accounts receivable as of March 31, 2022 and December 31, 2021, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 61.9% for the three months ended March 31, 2022, and 64.0% of the Company’s revenue for the three months ended March 31, 2021.

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

As of March 31, 2022, the Company provided services through 88 affiliated home health, hospice and home care agencies, and 52 affiliated senior living operations. The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. The Company’s Service Center provides various services to all lines of business. The Company does not review assets by segment and therefore assets by segment are not disclosed below.

The CODM uses Segment Adjusted EBITDAR from Operations as the primary measure of profit and loss for the Company's reportable segments and to compare the performance of its operations with those of its competitors. Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs, (4) redundant and nonrecurring costs associated with the Transition Services Agreement, (5) the operating results of senior living facilities transferred to Ensign, and (6) net income (loss) attributable to noncontrolling interest. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present certain financial information regarding our reportable segments, general and administrative expenses are not allocated to the reportable segments and are included in “All Other” for the three months ended March 31, 2022 and 2021:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Three Months Ended March 31, 2022
Revenue	$80,475	$33,435	$—	$113,910
Segment Adjusted EBITDAR from Operations	$13,948	$9,432	$(8,146)	$15,234
Three Months Ended March 31, 2021
Revenue	$74,607	$31,056	$—	$105,663
Segment Adjusted EBITDAR from Operations	$13,791	$8,834	$(6,398)	$16,227

This following table provides a reconciliation of Segment Adjusted EBITDAR from Operations to income from operations:

	Three Months Ended March 31,
	2022	2021
Segment Adjusted EBITDAR from Operations	$15,234	$16,227
Less: Depreciation and amortization	1,147	1,175
Rent—cost of services	10,051	9,965
Other income	3	—
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(a)	131	112
Share-based compensation expense(b)	2,440	2,416
Acquisition related costs(c)	—	7
Transition services costs(d)	37	902
Operating results of transferred senior living facilities(e)	(757)	—
Add: Net income/(loss) attributable to noncontrolling interest	144	(37)
Condensed Consolidated Income from Operations	$2,326	$1,613

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense incurred which is included in cost of services and general and administrative expense.
(c)	Acquisition related costs related to business combinations during the periods.
(d)
Costs identified as redundant or nonrecurring incurred by the Company as a result of the Spin-off. The 2021 amounts represents part of the costs incurred under the Transition Services Agreement. All amounts are included in general and administrative expense. Fees incurred under the Transition Services Agreement were $988 for the three months ended March 31, 2021.

(e)
On January 27, 2022, affiliates of the Company, entered into certain operations transfer agreements (collectively, the “Transfer Agreements”) with affiliates of Ensign, providing for the transfer of the operations of certain senior living communities (the “Transaction”) from affiliates of the Company to affiliates of Ensign. The closing of the Transaction was completed in two phases with the transfer of two operations on March 1, 2022 and the remainder transferred on April 1, 2022. The amount above represents the net impact on revenue and cost of service attributable to the all of the transferred entities. This amount excludes rent and depreciation and amortization expense related to such operations.

7. ACQUISITIONS
The Company’s acquisition focus is to purchase or lease operations that are complementary to the Company’s current businesses, accretive to the Company’s business or otherwise advance the Company’s strategy. The results of all the Company’s independent operating subsidiaries are included in the Interim Financial Statements subsequent to the date of acquisition. Acquisitions are accounted for using the acquisition method of accounting. During the three months ended March 31, 2022 the Company did not acquire any new operations.

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

Subsequent Events

Subsequent to March 31, 2022, the Company announced it closed on the acquisition of a home health provider that will provide services in Bozeman, Montana. The purchase price for the home health agency was $775. As of the date of this report, the preliminary allocation of the purchase price for the acquisition was not completed as necessary valuation information was not yet available. As such, the determination regarding whether the acquisition should be classified as a business combination or an asset acquisitions under ASC 805 will be determined upon completion of the allocation of the purchase price.

8. PROPERTY AND EQUIPMENT—NET
Property and equipment, net consist of the following:

	March 31, 2022	December 31, 2021
Leasehold improvements	$12,507	$11,660
Equipment	23,846	22,415
Furniture and fixtures	1,189	1,199
	37,542	35,274
Less: accumulated depreciation	(19,601)	(18,486)
Property and equipment, net	$17,941	$16,788

Depreciation expense was $1,114 and $1,171 for the three months ended March 31, 2022 and 2021, respectively.

The Company measures certain assets at fair value on a non-recurring basis, including long-lived assets, which are evaluated for impairment. Long-lived assets include assets such as property and equipment, operating lease assets and certain intangible assets. The inputs used to determine the fair value of long-lived assets and a reporting unit are considered Level 3 measurements due to their subjective nature. Management has evaluated its long-lived assets and determined there was no impairment during the three months ended March 31, 2022 and 2021.

9. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS
The following table represents activity in goodwill by segment for the three months ended March 31, 2022:

	Home Health and Hospice Services	Senior Living Services	Total
December 31, 2021	$70,623	$3,642	$74,265
Additions	—	—	—
March 31, 2022	$70,623	$3,642	$74,265

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other indefinite-lived intangible assets consist of the following:

	March 31, 2022	December 31, 2021
Trade name	$1,355	$1,355
Medicare and Medicaid licenses	52,375	52,375
Total	$53,730	$53,730

No goodwill or intangible asset impairments were recorded during the three months ended March 31, 2022 and 2021.

10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	March 31, 2022	December 31, 2021
Refunds payable	$3,515	$3,095
Deferred revenue	1,468	1,456
Contract Liabilities (CARES Act advance payments)	1,489	6,211
Resident deposits	5,099	5,111
Property taxes	912	1,102
Accrued self-insurance liabilities - current portion	1,520	1,613
Other	4,627	2,896
Other accrued liabilities	$18,630	$21,484

Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Deferred revenue occurs when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to residents and a small portion consists of non-refundable deposits recognized into revenue over a period of time.

11. DEBT
Long-term debt, net consists of the following:

	March 31, 2022	December 31, 2021
Revolving Credit Facility	$58,500	$53,500
Less: unamortized debt issuance costs(a)	(1,999)	(2,128)
Long-term debt, net	$56,501	$51,372

(a)
Amortization expense for debt issuance costs was $129 and $87 for the three months ended March 31, 2022 and 2021, respectively, and is recorded in interest expense, net on the Condensed Consolidated Statements of Income.

On February 23, 2021, Pennant entered into an amendment to its existing credit agreement (as amended, the “Credit Agreement”), which provides for an increased revolving credit facility with a syndicate of banks with a borrowing capacity of $150,000 (the “Revolving Credit Facility”). The interest rates applicable to loans under the Revolving Credit Facility are, at the Company’s election, either (i) Adjusted LIBOR (as defined in the Credit Agreement) plus a margin ranging from 2.3% to 3.3% per annum or (ii) Base Rate plus a margin ranging from 1.3% to 2.3% per annum, in each case, based on the ratio of Consolidated Total Net Debt to Consolidated EBITDA (each, as defined in the Credit Agreement). In addition, Pennant pays a commitment fee on the undrawn portion of the commitments under the Revolving Credit Facility which ranges from 0.35% to 0.50% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio of the Company and its subsidiaries. The Company is not required to repay any loans under the Credit Agreement prior to maturity in 2026, other than to the extent the outstanding borrowings exceed the aggregate commitments under the Credit Agreement. As of March 31, 2022, the Company’s weighted average interest rate on its outstanding debt was 3.04%. As of March 31, 2022, the Company had available borrowing on the Revolving Credit Facility of $87,314, which is net of outstanding letters of credit of $4,186.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of the Revolving Credit Facility approximates carrying value, due to the short-term nature and variable interest rates. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates.

The Credit Agreement is guaranteed, jointly and severally, by certain of the Company’s independent operating subsidiaries, and is secured by a pledge of stock of the Company's material independent operating subsidiaries as well as a first lien on substantially all of each material operating subsidiary's personal property. The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of March 31, 2022, the Company was compliant with all such financial covenants.

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

Total share-based compensation expense for all Plans for the three months ended March 31, 2022 and 2021 was:

	Three Months Ended March 31,
	2022	2021
Share-based compensation expense related to stock options	$842	$637
Share-based compensation expense related to Restricted Stock	1,519	1,520
Share-based compensation expense related to Restricted Stock to non-employee directors	79	259
Total share-based compensation	$2,440	$2,416

In future periods, the Company estimates it will recognize the following share-based compensation expense for unvested stock options and unvested Restricted Stock as of March 31, 2022:

	Unrecognized Compensation Expense	Weighted Average Recognition Period (in years)
Unvested Stock Options	$12,753	3.7
Unvested Restricted Stock	3,019	0.5
Total unrecognized share-based compensation expense	$15,772

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

The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted:

Grant Year	Options Granted	Risk-Free Interest Rate	Expected Life(a)	Expected Volatility(b)	Dividend Yield	Weighted Average Fair Value of Options
2022	213	1.9%	6.5	40.0%	—%	$6.03
2021	137	1.0%	6.5	37.8%	—%	$18.99

(a)
Under the midpoint method, the expected option life is the midpoint between the contractual option life and the average vesting period for the options being granted. This resulted in an expected option life of 6.5 years for the options granted.

(b)	Because the Company’s equity shares have been traded for a relatively short period of time, expected volatility assumption was based on the volatility of related industry stocks.

The following table represents the employee stock option activity during the three months ended March 31, 2022:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
December 31, 2021	2,242	$21.38	840	$12.28
Granted	213	14.13
Exercised	(20)	4.50
Forfeited	(30)	26.43
Expired	(26)	7.82
March 31, 2022	2,379	$20.96	854	$13.83

Restricted Stock

A summary of the status of Pennant’s non-vested Restricted Stock, and changes during the three months ended March 31, 2022, is presented below:

	Non-Vested Restricted Stock	Weighted Average Grant Date Fair Value
December 31, 2021	1,493	$15.00
Granted	5	17.45
Vested	(16)	13.08
Forfeited	(3)	13.40
March 31, 2022	1,479	$15.03

13. LEASES
The Company’s independent operating subsidiaries lease 52 senior living communities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 21 years. Most of these leases contain renewal options, most involve rent increases and none contain purchase options. The lease term excludes lease renewals because the renewal rents are not at a bargain, there are no economic penalties for the Company to renew the lease,

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and it is not reasonably certain that the Company will exercise the extension options. The Company’s independent operating subsidiaries leased 32 and 31 communities from subsidiaries of Ensign (the “Ensign Leases”) under a master lease arrangement as of March 31, 2022 and March 31, 2021, respectively. Each of the leases have a initial term of between 14 and 20 years from the lease commencement date. The total amount of rent expense included in rent - cost of services paid to subsidiaries of Ensign was $3,484 and $3,073 and for the three months ended March 31, 2022 and 2021, respectively. In addition to rent, each of the operating companies are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all community maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties.

Fourteen of the Company’s affiliated senior living communities, excluding the communities that are operated under the Ensign Leases (as defined herein), are operated under two separate master lease arrangements. Under these master leases, a breach at a single community could subject one or more of the other communities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases and master leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the master lease without the consent of the landlord.

On January 27, 2022, affiliates of the Company, entered into Transfer Agreements with affiliates of Ensign, providing for the transfer of the operations of certain senior living communities. The closing of the Transaction was completed in two phases with the transfer of two operations on March 1, 2022 and the remainder transferred on April 1, 2022. As a result of the transaction, the Company terminated the leases of two senior living facilities transferred to Ensign on March 1, 2022. As a result of the lease terminations, the Company reduced both the right of use assets and the lease liabilities by $33,804. One of the terminated leases was part of a master lease agreement. As a result of one of the transferred leases being removed from a master lease arrangement, the remaining lease components under the master lease arrangement were modified which resulted in a increase to the lease liability and ROU asset balance of $9,349 as of March 1, 2022.

The components of operating lease cost, are as follows:

	Three Months Ended March 31,
	2022	2021
Operating Lease Costs:
Facility Rent—cost of services	$8,789	$8,835
Office Rent—cost of services	1,262	1,130
Rent—cost of services	$10,051	$9,965

General and administrative expense	$81	$64
Variable lease cost (a)	$1,575	$1,499

(a)
Represents variable lease cost for operating leases, which costs include property taxes and insurance, common area maintenance, and consumer price index increases, incurred as part of our triple net lease, and which is included in cost of services for the three months ended March 31, 2022 and 2021.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table shows the lease maturity analysis for all leases as of March 31, 2022, for the years ended December 31:

Year	Amount
2022 (Remainder)	$26,621
2023	34,648
2024	33,571
2025	32,389
2026	31,674
Thereafter	274,321
Total lease payments	433,224
Less: present value adjustments	(157,753)
Present value of total lease liabilities	275,471
Less: current lease liabilities	(16,379)
Long-term operating lease liabilities	$259,092

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at each lease’s commencement date to determine each lease's operating lease liability. As of March 31, 2022, the weighted average remaining lease term is 13.3 years and the weighted average discount rate is 7.3%.

14. INCOME TAXES
The Company recorded income tax expense of $542 or 31.9% of earnings before income taxes for the three months ended March 31, 2022, and income tax expense of $340 or 27.1% of earnings before income taxes for the three months ended March 31, 2021, respectively. The effective tax rate for both three month periods includes excess tax benefits from share-based compensation which were offset by non-deductible expenses including non-deductible compensation.

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

As of March 31, 2022, eight of the Company’s independent operating subsidiaries had Reviews scheduled, on appeal or in dispute resolution process, both pre- and post-payment. If an operation fails an initial or subsequent Review, the operation could then be subject to extended Review, suspension of payment, or extrapolation of the identified error rate to all billing in the same time period. The Company, from time to time, receives record requests in reviews which have resulted in claim denials on paid claims. The Company has appealed substantially all denials arising from these reviews using the applicable appeals process. As of March 31, 2022, and through the filing of this Quarterly Report on Form 10-Q, the Company’s independent operating subsidiaries have responded to the Reviews that are currently ongoing, on appeal or in dispute resolution process. The Company cannot predict the ultimate outcome of any regulatory and other governmental reviews. While such reviews are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The costs to respond to and defend such reviews may be significant and an adverse determination in such reviews may subject the

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, other penalties (some of which may not be covered by insurance), and termination from Medicare programs which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.

One hospice provider number is subject to a Medicare payment suspension imposed by a Uniform Program Integrity Contractor (UPIC). As of March 31, 2022, the total amount due from the government payor impacted by the suspension was $4,263 and was recorded in accounts receivable, net. The amounts suspended represent all Medicare payments due to the provider number since the start of the suspension and are not an overpayment finding. Any recoupment determined from the review will first be recovered from the suspended funds.

In May 2022, the Company received communication that the Medicare payment suspension was terminated and the UPIC’s review was complete. The UPIC reviewed 107 patient records covering a 10-month period to determine whether, in its view, a Medicare overpayment was made. Based on the results of the review, the UPIC has alleged sampled and extrapolated overpayments which are consistent with the amounts impacted by the suspension. The Company has not yet received a demand from the Company’s Medicare Administrative Contractor regarding an alleged overpayment. Any demand amount will first be withheld from the suspended payments. The Company is in the process of evaluating the findings of the review.

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

Effective January 1, 2022 the Company was self-insured for claims related to employee health, dental, and vision care. To protect itself against loss exposure, the Company has purchased individual stop-loss insurance coverage that insures individual health claims that exceed $325 for each covered person for fiscal year 2022.

16. SUBSEQUENT EVENTS
On January 27, 2022, affiliates of the Company, entered into Transfer Agreements with affiliates of Ensign, providing for the transfer of the operations of certain senior living communities. The closing of the Transaction was completed in two phases with the transfer of two operations on March 1, 2022 and the remainder transferred on April 1, 2022. The company terminated the leases of the remaining three properties as of April 1, 2022. As a result of the lease terminations, the Company reduced both the right of use assets and the lease liabilities by approximately $8,711. The terminated leases was part of two separate master lease agreements. As a result of the removal of the properties from the master lease agreements, the Company has modified the remaining leases in the pools and is reassessing the classification of the leases and revalued the right of use assets and lease liabilities.

On April 29, 2022, the Company entered into an agreement with Ensign that resulted in the termination of a lease of two buildings. One of the properties was sold by Ensign to a third party. The Company acquired real estate and personal property of the other building for $2,007 and will continue to operate the facility.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the Interim Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”). The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”), which discusses our business and related risks in greater detail, as well as subsequent reports we may file from time to time on Form 10-K, Form 10-Q and 8-K, for additional information. The section entitled “Risk Factors” filed within our 2021 Annual Report describes some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Quarterly Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

Special Note About Forward-Looking Statements

    This Quarterly Report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “might,” “will,” “should,” “could,” “seeks,” “approximately,” “goals,” “future,” “projects,” “predicts,” “guidance,” “target,” “intends,” “plans,” “estimates,” “anticipates”, the negative version of these words or other comparable words. Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the effects of competition and the effects of future legislation or regulations and other non-historical statements. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 outbreak. The developments with respect to the spread of COVID-19 and its impacts have occurred rapidly, and because of the unprecedented nature of the pandemic, we are unable to predict the extent and duration of the adverse financial impact of COVID-19 on our business, financial condition and results of operations.

    The risk factors discussed in this Quarterly Report and the 2021 Annual Report under the heading “Risk Factors,” could cause our results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•uncertainties related to the ongoing COVID-19 pandemic;
•difficulty complying with state and federal vaccination mandates, which widely vary, and the potential effects of such vaccine mandates on our business, including our ability to retain and hire staff and maintain residents of our senior living facilities;
•uncertainties related to the end of the COVID-19 public health emergency declared by federal and state authorities, and the expiration of certain waivers granted during that emergency;
•federal and state changes to, or delays receiving, reimbursement and other aspects of Medicaid and Medicare;
•changes in the regulations affecting the healthcare industry;
•potential additional regulation affecting the ownership and staffing of businesses in our industry;
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
•general economic conditions, including inflation, which raises the costs of goods;

•security breaches and other cyber security incidents;
•the performance of the financial and credit markets; and,
•uncertainties related to our ability to obtain financing or the terms of such financing.

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

Overview

We are a leading provider of high-quality healthcare services to patients of all ages, including the growing senior population, in the United States. We strive to be the provider of choice in the communities we serve through our innovative operating model. We operate in multiple lines of businesses including home health, hospice and senior living services across Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. As of March 31, 2022, our home health and hospice business provided home health, hospice and home care services from 88 agencies operating across these 14 states, and our senior living business operated 52 senior living communities throughout seven states.

The following table summarizes our affiliated home health and hospice agencies and senior living communities as of:

	December 31,								March 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022
Home health and hospice agencies	25	32	39	46	54	63	76	88	88
Senior living communities	15	36	36	43	50	52	54	54	52
Senior living units	1,587	3,184	3,184	3,434	3,820	3,963	4,127	4,127	3,719
Total number of home health, hospice, and senior living operations	40	68	75	89	104	115	130	142	140

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

Home Health and Hospice

During the first quarter of 2022, the labor challenges experienced throughout the past year continued with some moderation. For the first quarter of 2022, hospice average discharged length of stay was impacted slightly as a result of a shift of patient referrals from more acute settings, resulting in a modest decline in hospice average length of stay despite an incremental improvement in hospice admissions.

Senior Living

COVID-19 continues to impact all aspects of our senior living business and geographies, including impacts on our residents, team members, vendors and business partners. While our overall senior living occupancy has decreased since the onset of the COVID-19 pandemic due to a greater number of move outs net of move ins, during the first quarter of 2022 we experienced modest improvement in occupancy. We cannot be sure if or when the occupancy levels in our senior living communities will improve over multiple measurement periods or return to pre-pandemic levels.

Labor

We have experienced and expect to continue to see increased wages rates in response to staffing shortages as is occurring throughout the nation and the healthcare industry, in particular. We are monitoring the ongoing impact of COVID-19 on labor costs due to increased overtime, premium pay, and temporary labor to supplement existing staffing and our response actions towards our revenue and expenses, including labor acquisition, retention, and turnover costs that may be imposed by existing and anticipated state and federal vaccination mandates imposed for skilled workers in home health agencies, senior living communities and other health care service providers. However, the extent to which COVID-19 will continue to impact our operations will depend on future developments, which remain uncertain and cannot be predicted with confidence, including the pace of spread and impact of the B.1.617.2 variant of COVID-19 (the “Delta variant”), the subsequent spread of the more infectious Omicron BA.1 variant and, most recently, Omicron BA.2 variant, and other potential existing or future variant strains, and the actions taken to contain COVID-19 or treat its impact, among others.

Recent Activities

Acquisitions. No operations were acquired during the three months ended March 31, 2022. Subsequent to March 31, 2022, the Company announced it closed on the acquisition of a home health provider that will provide services in Bozeman, Montana. The combined purchase price for the home health agency was $0.8 million. We established one start-up hospice agency in Washington during the three months ended March 31, 2022.

Trends

Since the pandemic began and throughout the 2021 fiscal year, we experienced a steady decline in senior living occupancy as move-ins declined relative to move-outs due to the pandemic. We experienced modest senior living occupancy improvement in the first quarter, partly as a result of improving COVID-19 case trends. We cannot be sure when the occupancy levels in our senior living communities will return to pre-pandemic levels. As uncertainty regarding the COVID-19 pandemic persists, if there is a resurgence in cases, or if variant strains aggressively emerge, we could see a more prolonged recovery.

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

Government Regulation

We have disclosed under the heading “Government Regulation” in the 2021 Annual Report a summary of regulations that we believe materially affect our business, financial condition or results of operations. Since the time of the filing of the 2021 Annual Report, the following regulations have been updated.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States and subsequent regulatory actions. The CARES Act contained provisions for accelerated or advance Medicare payments (“AAP”) to provide supporting cash flow to providers and suppliers combating the effects of the COVID-19 pandemic. We applied for and received $28.0 million in 2020. These funds are subject to automatic recoupment through offsets to new claims beginning one year after payment were issued. In April, 2021, CMS began to automatically recoup 25% of Medicare payments, which continued for 11 months. At the end of the 11 months, assuming full repayment has not occurred, recoupment will increase to 50% for another six months. Any balance outstanding after these two recoupment periods will be subject to repayment at a 4% interest rate. CMS had recouped $26.5 million of the AAP since repayment began in 2021 through March 31, 2022.

The CARES Act payroll tax deferral program allowed employers to defer the deposit and payment of the employer’s portion of social security taxes that otherwise would be due between March 27, 2020, and December 31, 2020. The CARES Act permits employers to deposit half of these deferred payments by the end of 2021 and the other half by the end of 2022. The Company deferred approximately $7.8 million of the employer-paid portion of social security taxes, of which $4.1 million remains as of March 31, 2022 and is included in current liabilities in accrued wages and related liabilities.

As described in our most recent Annual Report on Form 10-K, Item 1A, Risks Related to COVID-19, CMS issued, and the United States Supreme Court upheld, an interim final rule requiring workers of Medicare- or Medicaid-reimbursed operations to be fully vaccinated or subject to an appropriate exemption. The application of this interim final rule has been extended to all 50 states after litigation before various courts, including the United States Supreme Court. The deadline for compliance with this mandate ranged from February 28, 2022 to March 21, 2022, based on the state of operation. In addition, several states in which our independent operating subsidiaries are located issued their own vaccine requirements, most notably California, Colorado, Oregon, and Washington. In some of the states where our independent operating subsidiaries are located, state requirements for vaccination of healthcare workers have been updated to address the availability and necessity of vaccine boosters after receiving an initial one- or two-injection course of vaccination. Still other states, such as Texas, have prohibited COVID-19 vaccines from being required as a matter of state law. Compliance with the relevant federal and state vaccine mandates or laws is challenging, due to both legal challenges and differing requirements

As of March 31, 2022, our independent operating subsidiaries are substantially in compliance with these mandates. While the mandates have contributed to industry-wide staffing shortages and increased competition for qualified employees, those impacts have been felt across the health care industry and are not unique to our operations. The various federal and state mandates have also created ongoing testing, tracking and other administrative obligations and expenses, which may persist as long as the mandates are in place.

On March 30, 2022, CMS issued the 2023 hospice payment rate update proposed rule. The proposed rule provides that a hospice’s wage index (one component of its payment rate), which is tied to the hospital wage index in the same geographic area, will not be reduced more than 5% year-over-year, regardless of the reason for the decrease. In other words, a hospice’s wage index each fiscal year will be no less than 95% of its prior fiscal year wage index. This will help protect hospices against large annual wage-based reimbursement decreases. This proposed change is permanent if adopted in the final rule for hospice payments in fiscal year 2023 and would not automatically expire or require renewal.

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

The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Home health services:
Total home health admissions	10,182	9,097
Total Medicare home health admissions	4,633	4,498
Average Medicare revenue per 60-day completed episode(a)	$3,539	$3,395
Hospice services:
Total hospice admissions	2,409	2,154
Average hospice daily census	2,232	2,308
Hospice Medicare revenue per day	$179	$172

(a)	The year to date average Medicare revenue per 60-day completed episode includes post period claim adjustments for prior quarters.

Senior Living Services

•Occupancy. The ratio of actual number of days our units are occupied during any measurement period to the number of units available for occupancy during such measurement period.
•Average monthly revenue per occupied unit. The room and board revenue for senior living services during any measurement period divided by actual occupied senior living units for such measurement period divided by the number of months for such measurement period..
The following table summarizes our senior living statistics for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Occupancy	72.6%	72.1%
Average monthly revenue per occupied unit	$3,371	$3,186

Revenue Sources

Home Health and Hospice Services

Home Health. We derive the majority of our home health revenue from Medicare and managed care. The Medicare payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Net service revenue is recognized in accordance with the under the Patient-Driven Groupings Model (“PDGM”) methodology. Under PDGM, Medicare provides agencies with payments for each 30-day period of care provided to beneficiaries. If a beneficiary is still eligible for care after the end of the first 30-day payment period, a second 30-day payment period can begin. There are no limits to the number of periods of care a beneficiary who remains eligible for the home health benefit can receive. While payment for each 30-day period of care is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits is below an established threshold that varies based on the diagnosis of a beneficiary; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the period of care; (c) adjustment to the admission source of claim if it is determined that the patient had a qualifying stay in a post-acute care setting within 14 days prior to the start of a 30-day payment period; (d) the timing of the 30-day payment period provided to a patient in relation to the admission date, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes to the acuity of the patient during the previous 30-day period of care; (f) changes in the base payments established by the Medicare program; (g) adjustments to the base payments for case mix and geographic wages;

and (h) recoveries of overpayments. For further detail regarding PDGM see the Government Regulation section of our 2021 Annual Report.

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

Senior Living Services. As of March 31, 2022, we provided assisted living, independent living and memory care services in 52 communities. Within our senior living operations, we generate revenue primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on Interim Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the Interim Financial Statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis we review our judgments and estimates, including but not limited to those related to revenue, cost allocations, leases, intangible assets, goodwill, and income taxes. We base our estimates and judgments upon our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty, and actual results could differ materially from the amounts reported. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, within the 2021 Annual Report for further information on our critical accounting estimates and policies, which are as follows:

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Total revenue	100.0%	100.0%
Expense:
Cost of services	79.3	79.1
Rent—cost of services	8.8	9.4
General and administrative expense	8.8	8.8
Depreciation and amortization	1.0	1.2
Total expenses	97.9	98.5
Income from operations	2.1	1.5
Other income (expense):
Other income	—	—
Interest expense, net	(0.6)	(0.3)
Other expense, net	(0.6)	(0.3)
Income before provision for income taxes	1.5	1.2
Provision for income taxes	0.5	0.3
Net income	1.0	0.9
Less: net income/ (loss) attributable to noncontrolling interest	0.1	—
Net income attributable to Pennant	0.9%	0.9%

The following table presents our consolidated GAAP Financial measures for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Consolidated GAAP Financial Measures:
Total revenue	$113,910	$105,663
Total expenses	$111,584	$104,050
Income from operations	$2,326	$1,613

The following tables present certain financial information regarding our reportable segments. General and administrative expenses are not allocated to the reportable segments and are included in “All Other”:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Three Months Ended March 31, 2022
Revenue	$80,475	$33,435	$—	$113,910
Segment Adjusted EBITDAR from Operations	$13,948	$9,432	$(8,146)	$15,234
Three Months Ended March 31, 2021
Revenue	$74,607	$31,056	$—	$105,663
Segment Adjusted EBITDAR from Operations	$13,791	$8,834	$(6,398)	$16,227

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations to Condensed Consolidated Income from operations:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Segment Adjusted EBITDAR from Operations(a)	$15,234	$16,227
Less: Depreciation and amortization	1,147	1,175
Rent—cost of services	10,051	9,965
Other Expense	3	—
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(b)	131	112
Share-based compensation expense(c)	2,440	2,416
Acquisition related costs(d)	—	7
Transition services costs(e)	37	902
Operating results of transferred senior living facilities(f)	(757)	—
Add: Net income/ (loss)loss attributable to noncontrolling interest	144	(37)
Condensed Consolidated Income from Operations	$2,326	$1,613

(a)	Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs, (4) redundant and nonrecurring costs associated with the Transition Services Agreement, (5) the operating results of senior living facilities transferred to Ensign, and (6) net income (loss) attributable to noncontrolling interest. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(b)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(c)	Share-based compensation expense incurred which is included in cost of services and general and administrative expense.
(d)	Acquisition related costs related to business combinations during the periods.
(e)	Costs identified as redundant or nonrecurring incurred by the Company as a result of the Spin-off. The 2021 amounts represents part of the costs incurred under the Transition Services Agreement. All amounts are included in general and administrative expense. Fees incurred under the Transition Services Agreement were $988 for the three months ended March 31, 2021.
(f)	On January 27, 2022, affiliates of the Company, entered into certain operations transfer agreements (collectively, the “Transfer Agreements”) with affiliates of Ensign, providing for the transfer of the operations of certain senior living communities (the “Transaction”) from affiliates of the Company to affiliates of Ensign. The closing of the Transaction was completed in two phases with the transfer of two operations on March 1, 2022 and the remainder transferred on April 1, 2022. The amount above represents the net impact on revenue and cost of service attributable to the all of the transferred entities. This amount excludes rent and depreciation and amortization expense related to such operations.

Performance and Valuation Measures:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Consolidated Non-GAAP Financial Measures:
Performance Metrics
Consolidated EBITDA	$3,332	$2,825
Consolidated Adjusted EBITDA	$6,145	$6,296
Valuation Metric
Consolidated Adjusted EBITDAR	$15,234

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Segment Non-GAAP Measures:(a)
Segment Adjusted EBITDA from Operations
Home health and hospice services	$12,710	$12,775
Senior living services	$1,581	$(81)

(a)	General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss.

The tables below reconcile Consolidated Net Income to the consolidated Non-GAAP financial measures, Consolidated EBITDA and Consolidated Adjusted EBITDA, and to the Non-GAAP valuation measure, Consolidated Adjusted EBITDAR, for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Consolidated Net income	$1,158	$913
Less: Net income/ (loss) attributable to noncontrolling interest	144	(37)
Add: Provision for income taxes	542	340
Interest expense, net	629	360
Depreciation and amortization	1,147	1,175
Consolidated and EBITDA	3,332	2,825
Adjustments to Consolidated EBITDA
Add: Costs at start-up operations(a)	131	112
Share-based compensation expense(b)	2,440	2,416
Acquisition related costs(c)	—	7
Transition services costs(d)	37	902
Operating results of transferred senior living facilities(e)	(757)	—
Rent related to items (a) and (e) above	962	34
Consolidated Adjusted EBITDA	6,145	6,296
Rent—cost of services	10,051	9,965
Rent related to items (a) and (e) above	(962)	(34)
Adjusted rent—cost of services	9,089	9,931
Consolidated Adjusted EBITDAR	$15,234

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense incurred which is included in cost of services and general and administrative expense.
(c)	Acquisition related costs related to business combinations during the periods.
(d)	Costs identified as redundant or nonrecurring incurred by the Company as a result of the Spin-off. The 2021 amounts represents part of the costs incurred under the Transition Services Agreement. All amounts are included in general and administrative expense. Fees incurred under the Transition Services Agreement were $988 for the three months ended March 31, 2021.
(e)	On January 27, 2022, affiliates of the Company, entered into certain operations transfer agreements (collectively, the “Transfer Agreements”) with affiliates of Ensign, providing for the transfer of the operations of certain senior living communities (the “Transaction”) from affiliates of the Company to affiliates of Ensign. The closing of the Transaction was completed in two phases with the transfer of two operations on March 1, 2022 and the remainder transferred on April 1, 2022. The amount above represents the net impact on revenue and cost of service attributable to the all of the transferred entities. This amount excludes rent and depreciation and amortization expense related to such operations.

The tables below reconcile Segment Adjusted EBITDAR from Operations to Segment Adjusted EBITDA from Operations for the periods presented:

	Three Months Ended March 31,
	Home Health and Hospice		Senior Living
	2022	2021	2022	2021
	(In thousands)
Segment Adjusted EBITDAR from Operations	$13,948	$13,791	$9,432	$8,834
Less: Rent—cost of services	1,262	1,130	8,789	8,835
Rent related to start-up and transferred operations	(24)	(114)	(938)	80
Segment Adjusted EBITDA from Operations	$12,710	$12,775	$1,581	$(81)

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

We calculate Consolidated Adjusted EBITDA by adjusting Consolidated EBITDA to exclude the effects of non-core business items, which for the reported periods includes, to the extent applicable:

•costs at start-up operations;
•share-based compensation expense;
•acquisition related costs;
•redundant or nonrecurring costs incurred as part of the Transition Services Agreement; and
•the operating results of senior living facilities transferred to Ensign.

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

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenue

	Three Months Ended March 31,
	2022		2021
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$37,420	32.9%	$33,204	31.4%
Hospice	37,823	33.2	36,914	34.9
Home care and other(a)	5,232	4.5	4,489	4.3
Total home health and hospice services	80,475	70.6	74,607	70.6
Senior living services	33,435	29.4	31,056	29.4
Total revenue	$113,910	100.0%	$105,663	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $8.2 million, or 7.8% during the three months ended March 31, 2022. The increase in revenue was driven by increases in all key metrics, home health and hospice admissions, home health rate per episode, hospice rate per day, senior living occupancy and senior living revenue per occupied room.

Home Health and Hospice Services

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$37,420	$33,204	$4,216	12.7%
Hospice services	37,823	36,914	909	2.5
Home care and other	5,232	4,489	743	16.6
Total home health and hospice revenue	$80,475	$74,607	$5,868	7.9%

	Three Months Ended March 31,
	2022	2021	Change	% Change
Home health services:
Total home health admissions	10,182	9,097	1,085	11.9%
Total Medicare home health admissions	4,633	4,498	135	3.0
Average Medicare revenue per 60-day completed episode(a)	$3,539	$3,395	$144	4.2
Hospice services:
Total hospice admissions	2,409	2,154	255	11.8
Average daily census	2,232	2,308	(76)	(3.3)
Hospice Medicare revenue per day	$179	$172	$7	4.1
Number of home health and hospice agencies at period end	88	80	8	10.0

(a)	The year to date average for Medicare revenue per 60-day completed episode includes post period claim adjustments for prior periods.

Home health and hospice revenue increased $5.9 million, or 7.9% during the three months ended March 31, 2022. Revenue grew primarily due to an increase of 11.9% in home health admissions (inclusive of an increase in total Medicare home health admissions of 3.0%), an increase of 11.8% in total hospice admissions, offset by a decrease of 3.3% in hospice average daily census during the three months ended March 31, 2022 when compared to the three months ended March 31, 2021.

Senior Living Services

	Three Months Ended March 31,
	2022	2021	Change	% Change

Revenue (in thousands)	$33,435	$31,056	$2,379	7.7%
Number of communities at period end	52	54	(2)	(3.7)
Occupancy	72.6%	72.1%	0.5%
Average monthly revenue per occupied unit	$3,371	$3,186	$185	5.8

Senior living revenue increased $2.4 million, or 7.7%, for the three months ended March 31, 2022 compared to the same period in the prior year primarily an increase of 5.8% in average monthly revenue per occupied unit and due to a 0.5% increase in occupancy between March 31, 2021 and March 31, 2022.

Cost of Services

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(In thousands)
Home Health and Hospice	$66,932	$61,484	$5,448	8.9%
Senior Living	23,421	22,138	1,283	5.8
Total cost of services	$90,353	$83,622	$6,731	8.0%

Consolidated cost of services increased $6.7 million or 8.0% during the three months ended March 31, 2022. Cost of services as a percentage of revenue for the three months ended March 31, 2022 increased by 0.2% to 79.3% from 79.1% compared to the three months ended March 31, 2021.

Home Health and Hospice Services

	Three Months Ended March 31,
	2022	2021	Change	% Change
Cost of service (in thousands)	$66,932	$61,484	$5,448	8.9%
Cost of services as a percentage of revenue	83.2%	82.4%	0.8%

Cost of services related to our Home Health and Hospice services segment increased $5.4 million, or 8.9%, primarily due to the increased volume of services from growth in admissions. Cost of services as a percentage of revenue for the three months ended March 31, 2022 increased by 0.8% compared to the three months ended March 31, 2021 primarily due to increased wage rates for clinical delivery and support and temporary labor costs offset by a slight improvement in supplies costs.

Senior Living Services

	Three Months Ended March 31,
	2022	2021	Change	% Change
Cost of service (in thousands)	$23,421	$22,138	$1,283	5.8%
Cost of services as a percentage of revenue	70.0%	71.3%	(1.3)%

Cost of services related to our Senior Living services segment increased $1.3 million, or 5.8% during the three months ended March 31, 2022 in response to higher occupancy and wage increases. As a percentage of revenue, costs of service decreased by 1.3% from 71.3% to 70.0% during the three months ended March 31, 2022 when compared to the three months ended March 31, 2021, as a result of increased wage rates and utilities inflation offset by better cost management.

Rent—Cost of Services. Rent increased 0.9% from $10.0 million to $10.1 million in the three months ended March 31, 2022 compared to the same period in the prior year, primarily as a result of acquisitions and CPI adjustments.The increase was partially offset by the decrease in rent expense for the two facilities transferred to Ensign on March 1, 2022. As a percentage of revenue, rent—cost of services decreased 0.6% when compared to the three months ended March 31, 2021.

General and Administrative Expense. Our general and administrative expense increased $0.7 million or 8.0% from $9.3 million to $10.0 million for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. The increase in general and administrative expense was primarily due to an increase of $0.6 million in wage and benefits during the three months ended March 31, 2022 when compared to the three months ended March 31, 2021.

Depreciation and Amortization. Depreciation and amortization expense decreased slightly as a percentage of total revenue due the impairment of assets at December 31, 2021 that were transferred to Ensign on March 1, 2022 and April 1, 2022, during the three months ended March 31, 2022

Provision for Income Taxes. Our effective tax rate for the three months ended March 31, 2022 was 31.9% of earnings before income taxes compared with an effective tax rate of 27.1% for the three months ended March 31, 2021. The increase in the effective tax rate was due to a decrease in excess tax benefits from share-based compensation. See Note 14, Income Taxes, to the Interim Financial Statements included elsewhere in this Quarterly Report for further discussion.

Liquidity and Capital Resources

Our primary sources of liquidity are net cash provided by borrowings under our revolving credit facility.

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

The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of March 31, 2022, the Company was compliant with all such financial covenants.

As of March 31, 2022, we had $3.6 million of cash and $87.3 million of available borrowing capacity on our Revolving Credit Facility.

We believe that our existing cash, generated through operations and our access to financing facilities, together with funding through third-party sources such as commercial banks, will be sufficient to fund our operating activities and growth needs, and provide adequate liquidity for the next twelve months.

The following table presents selected data from our Condensed Consolidated Statement of Cash Flows for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net cash used in operating activities	$(4,071)	$(7,267)
Net cash used in investing activities	(2,582)	(3,995)
Net cash provided by financing activities	5,090	16,824
Net (decrease) increase in cash	(1,563)	5,562
Cash at beginning of year	5,190	43
Cash at end of year	$3,627	$5,605

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Our net cash flow from operating activities for the three months ended March 31, 2022 increased by $3.2 million when compared to the three months ended March 31, 2021. The primary driver of this difference can be attributed to the $5.1 million change in cash flows related to the decrease in accrued wages and benefits due to a decrease in the incentives paid to our employees. The decreased was partially offset by the increase in repayment of AAP funds during the three months ended March 31, 2022. No AAP funds were paid during the three months ended March 31, 2021. CMS recouped $4.7 million of those funds during the three months ended March 31, 2022. Exclusive of the repayment of AAP, our net cash flow from operations would have been $0.7 million positive for the three months ended March 31, 2022. Other factors that contributed to the net cash used in operating activities were an increase of $1.4 million in prepaid expenses and a increase of $0.2 million in net income.

Our net cash used in investing activities for the three months ended March 31, 2022 decreased by $1.4 million compared to the three months ended March 31, 2021, primarily due to a decrease in cash payments for business acquisitions of $3.1 million, offset by an increase of $1.6 million in capital expenditures during the period from March 31, 2021 to March 31, 2022.

Our net cash provided by financing activities decreased by approximately $11.7 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily due fewer borrowings during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

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

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in the 2021 Annual Report risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in the 2021 Annual Report and the other information set forth elsewhere in this Quarterly Report. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Since the filing of our 2021 Annual Report on February 28, 2022, the following additions have been made to the risk factors previously disclosed.

A Medicare Payment Suspension of one of our Independent Operating Subsidiary could result in a material loss. A UPIC has suspended one of our independent operating subsidiary’s rights to submit claims to and obtain reimbursement from Medicare for its hospice agency services. The UPIC is reviewing 107 patient records from a 10-month period to determine whether a Medicare overpayment was made to this independent operating subsidiary and whether repayment of any identified overpayment is due. The payments suspended as of March 31, 2022 total $4,263 represent all Medicare payments due to that independent operating subsidiary’s provider number since the start of the suspension. The suspension of payment does not constitute a finding of overpayment by the UPIC. If the UPIC concludes that an overpayment exists, it will recover the overpayment from the suspended funds and release the excess funds, if any, to the provider. The UPIC has not specified when the payment suspension will end or when it will reach an over-payment determination.

This suspension may become indefinite or permanent in nature and result in the loss of revenue and profit derived from this independent operating subsidiary. If the UPIC terminates this independent operating subsidiary’s agreement with Medicare, it may adversely affect that independent operating subsidiary’s relationship with other payors and state licensure. Additionally, the UPIC may review patient records from one or more of our other independent operating subsidiaries, which may lead to other of our independent operating subsidiaries’ hospice agencies having their Medicare payments suspended, whether temporarily or on an indefinite or permanent basis, potentially leading to their closure and resulting adverse impacts on our revenues and profits.

The expiration of COVID-19 Emergency Waivers could result in increased expenses.On April 6, 2022, HHS announced the expiration of seven Emergency Waivers as of May 7, 2022, followed by the expiration of nine additional Emergency Waivers on June 6, 2022. The Emergency Waiver allowing physicians and other practitioners to conduct their visits remotely while being eligible for telehealth reimbursement is expiring on May 7, 2022 and may have a material impact on our revenues and profitability. Similarly, the Emergency Waivers expiring on June 6, 2022, regarding inspections of facilities and equipment; life safety code requirements for inspection, testing, and maintenance; the requirement for sleeping rooms to contain exterior doors or windows; and life safety code requirements for conducting fire drills and constructing temporary walls and barriers, may also affect our operations. Specifically, the expiration of the Emergency Waivers terminating in June of 2022 may materially affect our expenses incurred for inspection, testing, and maintenance of equipment, our occupancy and lodging of residents and patients, and ultimately the revenues and profits we derive from our operations. The expiration of these Emergency Waivers may affect the business of our independent operating subsidiaries, their operations, and their revenues.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit	Description

2.1	Form of Operations Transfer Agreement, dated as of January 27, 2022, entered into by affiliates of the Company and affiliates of Ensign for the transfer of five senior living communities (incorporated by reference to Exhibit 2.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on January 27, 2022).

3.1	Amended and Restated Certificate of Incorporation of The Pennant Group, Inc., effective as of September 27, 2019 (incorporated by reference to Exhibit 3.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on October 3, 2019).

3.2	Second Amended and Restated By-laws of The Pennant Group, Inc. (incorporated by reference to Exhibit 3.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on February 22, 2002)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Pennant Group, Inc.

Dated: May 9, 2022	BY:	/s/ JENNIFER L. FREEMAN
Jennifer L. Freeman
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)