Form 10-Q
period 2022-06-30
Pennant Group, Inc.
filed 2022-08-08
CIK 1766400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2022.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 5, 2022, 29,550,951 shares of the registrant’s common stock were outstanding.

THE PENNANT GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$3,200	$5,190
Accounts receivable—less allowance for doubtful accounts of $974 and $902, respectively	53,154	53,940
Prepaid expenses and other current assets	18,283	16,711
Total current assets	74,637	75,841
Property and equipment, net	22,423	16,788
Right-of-use assets	257,395	300,997
Deferred tax assets, net	2,831	3,848
Restricted and other assets	10,386	4,828
Goodwill	74,785	74,265
Other indefinite-lived intangibles	53,974	53,730
Total assets	$496,431	$530,297
Liabilities and equity
Current liabilities:
Accounts payable	$12,717	$10,553
Accrued wages and related liabilities	23,446	23,480
Operating lease liabilities—current	15,662	16,118
Other accrued liabilities	23,043	21,484
Total current liabilities	74,868	71,635
Long-term operating lease liabilities—less current portion	244,620	287,753
Other long-term liabilities	5,825	5,293
Long-term debt, net	53,131	51,372
Total liabilities	378,444	416,053
Commitments and contingencies
Equity:
Common stock, $0.001 par value; 100,000 shares authorized; 28,886 and 28,601 shares issued and outstanding, respectively, at June 30, 2022; and 28,826 and 28,499 shares issued and outstanding, respectively, at December 31, 2021	29	28
Additional paid-in capital	100,775	95,595
Retained earnings	12,979	14,641
Treasury stock, at cost, 3 shares at June 30, 2022 and December 31, 2021	(65)	(65)
Total Pennant Group, Inc. stockholders’ equity	113,718	110,199
Noncontrolling interest	4,269	4,045
Total equity	117,987	114,244
Total liabilities and equity	$496,431	$530,297
See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except for per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$116,316	$110,345	$230,226	$216,008

Expense
Cost of services	92,716	86,667	182,978	170,289
Rent—cost of services	9,078	10,156	19,129	20,121
General and administrative expense	9,741	8,783	19,774	18,071
Depreciation and amortization	1,279	1,170	2,426	2,345
Loss on asset dispositions and impairment, net	6,617	—	6,708	—
Total expenses	119,431	106,776	231,015	210,826
(Loss) income from operations	(3,115)	3,569	(789)	5,182
Other income (expense):
Other expense	(35)	(24)	(32)	(24)
Interest expense, net	(821)	(472)	(1,450)	(832)
Other income (expense), net	(856)	(496)	(1,482)	(856)
(Loss) income before provision for income taxes	(3,971)	3,073	(2,271)	4,326
(Benefit) provision for income taxes	(1,375)	604	(833)	944
Net (loss) income	(2,596)	2,469	(1,438)	3,382
Less: net income (loss) attributable to noncontrolling interest	80	(181)	224	(218)
Net (loss) income and other comprehensive (loss) income attributable to The Pennant Group, Inc.	$(2,676)	$2,650	$(1,662)	$3,600
(Loss) earnings per share:
Basic	$(0.09)	$0.09	$(0.06)	$0.13
Diluted	$(0.09)	$0.09	$(0.06)	$0.12
Weighted average common shares outstanding:
Basic	28,605	28,356	28,589	28,324
Diluted	28,605	30,647	28,589	30,785

See accompanying notes to condensed consolidated financial statements.

`THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2021	28,826	$28	$95,595	$14,641	3	$(65)	$4,045	$114,244
Net income attributable to The Pennant Group, Inc.	—	—	—	1,014	—	—	—	1,014
Net income attributable to Non-Controlling Interests	—	—	—	—	—	—	144	144
Share-based compensation	—	—	2,440	—	—	—	—	2,440
Issuance of common stock from the exercise of stock options	21	1	89	—	—	—	—	90
Net issuance of restricted stock	2	—	—	—	—	—	—	—
Balance at March 31, 2022	28,849	$29	$98,124	$15,655	3	$(65)	$4,189	$117,932
Net loss attributable to The Pennant Group, Inc.				(2,676)				(2,676)
Net income attributable to Non-Controlling Interests							80	80
Stock-based compensation			2,380					2,380
Issuance of common stock from the exercise of stock options	33		271					271
Net issuance of restricted stock	4							—
Balance at June 30, 2022	28,886	$29	$100,775	$12,979	3	$(65)	$4,269	$117,987

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2020	28,696	$28	$84,671	$11,945	3	$(65)	$4,593	$101,172
Net income attributable to The Pennant Group, Inc.	—	—	—	950	—	—	—	950
Net loss attributable to Non-Controlling Interests	—	—	—	—	—	—	(37)	(37)
Share-based compensation	—	—	2,416	—	—	—	—	2,416
Issuance of common stock from the exercise of stock options	21	—	218	—	—	—	—	218
Net issuance of restricted stock	3	—	—	—	—	—	—	—
Balance at March 31, 2021	28,720	$28	$87,305	$12,895	3	$(65)	$4,556	$104,719
Net income attributable to The Pennant Group, Inc.	—	—	—	2,650	—	—	—	2,650
Net loss attributable to Non-Controlling Interests	—	—	—	—	—	—	(181)	(181)
Share-based compensation	—	—	2,499	—	—	—	—	2,499
Issuance of common stock from the exercise of stock options	35	—	295	—	—	—	—	295
Net issuance of restricted stock	4	—	—	—	—	—	—	—
Balance at June 30, 2021	28,759	$28	$90,099	$15,545	3	$(65)	$4,375	$109,982

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(1,438)	$3,382
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,426	2,345
Amortization of deferred financing fees	260	229
Impairment of long-lived assets	214	—
Provision for doubtful accounts	380	446
Share-based compensation	4,820	4,915
Deferred income taxes	1,017	111
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	406	(5,360)
Prepaid expenses and other assets	(7,049)	(7,221)
Operating lease obligations	13	893
Accounts payable	1,794	(1,500)
Accrued wages and related liabilities	(34)	(5,017)
Other accrued liabilities	7,832	2,328
Contract liabilities (CARES Act advance payments)	(6,211)	(7,096)
Other long-term liabilities	469	(261)
Net cash provided by (used in) operating activities	4,899	(11,806)
Cash flows from investing activities:
Purchase of property and equipment	(7,863)	(2,412)
Cash payments for business acquisitions	(775)	(12,800)
Other	(112)	(265)
Net cash used in investing activities	(8,750)	(15,477)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	41,000	70,500
Payments on Revolving Credit Facility	(39,500)	(39,500)
Payments for deferred financing costs	—	(1,394)
Issuance of common stock upon the exercise of options	361	513
Net cash provided by financing activities	1,861	30,119
Net (decrease) increase in cash	(1,990)	2,836
Cash beginning of period	5,190	43
Cash end of period	$3,200	$2,879

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,187	$598
Income taxes	$55	$1,295
Lease liabilities	$18,256	$19,496
Right-of-use assets obtained in exchange for new operating lease obligations	$1,385	$2,872
Non-cash adjustment to right-of-use assets and lease liabilities from lease modifications	$6,522	$—
Non-cash adjustment to right-of-use assets and lease liabilities from lease terminations and assignments	$(42,515)	$—
Non-cash investing activity:
Capital expenditures in accounts payable	$1,100	$561

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and operational senior living units)

1. DESCRIPTION OF BUSINESS
The Pennant Group, Inc. (herein referred to as “Pennant,” the “Company,” “it,” or “its”), is a holding company with no direct operating assets, employees or revenue. The Company, through its independent operating subsidiaries, provides healthcare services across the post-acute care continuum. As of June 30, 2022, the Company’s subsidiaries operated 89 home health, hospice and home care agencies and 48 senior living communities located in Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming.

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

All significant intercompany transactions and balances between the various legal entities comprising the Company have been eliminated in consolidation. The Company presents noncontrolling interests within the equity section of its Condensed Consolidated Balance Sheets and the amount of consolidated net (loss) income that is attributable to the Company and the noncontrolling interest in its Condensed Consolidated Statements of Income.

The Company consists of various limited liability companies and corporations established to operate home health, hospice, home care, and senior living operations. The Interim Financial Statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest.

Certain prior quarter amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations in the current period or prior period.

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

CARES Act: The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act allowed for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. The Company deferred approximately $7,836 of the employer-paid portion of social security taxes, of which $4,129 remains as of June 30, 2022 and is included in current liabilities in accrued wages and related liabilities. The CARES Act also expanded the Centers

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

for Medicare & Medicaid Services’ (“CMS”) ability to provide accelerated/advance payments intended to increase the cash flow of healthcare providers and suppliers impacted by COVID-19. During 2020, the Company applied for and received $27,997 in funds under the Accelerated and Advance Payment (“AAP”) Program, all of which has been recouped as of since the start of repayment in 2021 through June 30, 2022.

3. TRANSACTIONS WITH ENSIGN
On October 1, 2019, The Ensign Group, Inc. (“Ensign”) completed the separation of Pennant (the “Spin-Off”). In connection with the Spin-Off, Pennant entered into several agreements with Ensign that set forth the principal actions taken or to be taken in connection with the Spin-Off and govern the relationship of the parties following the Spin-Off. The Transitions Services Agreement with Ensign (the “Transition Services Agreement”) provided Pennant primarily administrative support. The Transitions Services Agreement expired two years from the Spin-Off date. The Company incurred costs of $458 and $1,101 for the three and six months ended June 30, 2022 and $747 and $1,735 for the three and six months ended June 30, 2021, respectively that related primarily to shared administrative support and other services at proximate operations.

Services included in cost of services were $648 and $1,223 for the three and six months ended June 30, 2022 and $749 and $1,617 for the three and six months ended June 30, 2021, respectively, that related primarily to room and board charges at skilled nursing facilities for hospice patients. Additionally, the Company’s independent operating subsidiaries leased 29 and 31 communities from subsidiaries of Ensign under a master lease arrangement as of June 30, 2022 and June 30, 2021, respectively. See further discussion below at Note 8, Leases.

On January 27, 2022, affiliates of the Company, entered into certain operations transfer agreements (collectively, the “Transfer Agreements”) with affiliates of Ensign, providing for the transfer of the operations of five senior living communities (the “Transaction”). The Transfer Agreements require one of the transferors to place in escrow $6.5 million to cover post-closing capital expenditures and operating losses related to one of the communities, such escrow is funded by an initial payment by the transferor at closing followed by eight equal monthly installments. The Transaction closed in April 2022.

4. COMPUTATION OF NET (LOSS) INCOME PER COMMON SHARE
Basic net (loss) income per share is computed by dividing net (loss) income attributable to stockholders of the Company by the weighted average number of outstanding common shares for the period. The computation of diluted net (loss) income per share is similar to the computation of basic net (loss) income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the computation of basic and diluted net (loss) income per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(2,596)	$2,469	$(1,438)	$3,382
Less: net income (loss) attributable to noncontrolling interests	80	(181)	224	(218)
Net (loss) income attributable to The Pennant Group, Inc.	$(2,676)	$2,650	$(1,662)	$3,600

Denominator:
Weighted average shares outstanding for basic net (loss) income per share	28,605	28,356	28,589	28,324
Plus: assumed incremental shares from exercise of options and assumed conversion or vesting of restricted stock(a)	—	2,291	—	2,461
Adjusted weighted average common shares outstanding for diluted income per share	28,605	30,647	28,589	30,785

(Loss) Earnings Per Share:
Basic net (loss) income per common share	$(0.09)	$0.09	$(0.06)	$0.13
Diluted net (loss) income per common share	$(0.09)	$0.09	$(0.06)	$0.12

(a)
The diluted per share amounts do not reflect common equivalent shares outstanding of 3,832 and 3,806 for the three and six months ended June 30, 2022 and 484 and 380 for the three and six months ended June 30, 2021, respectively, because of their anti-dilutive effect.

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

Revenue from the Medicare and Medicaid programs accounted for 62.8% and 62.4% of the Company’s revenue, for the three and six months ended June 30, 2022, and 61.7% and 62.8% for the three and six months ended June 30, 2021, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement.

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

Revenue By Payor

Revenue by payor for the three months ended June 30, 2022 and 2021, is summarized in the following tables:

	Three Months Ended June 30, 2022
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$23,464	$34,234	$—	$57,698	49.6%
Medicaid	2,732	3,859	8,752	15,343	13.2
Subtotal	26,196	38,093	8,752	73,041	62.8
Managed care	14,260	1,153	—	15,413	13.3
Private and other(a)	5,529	113	22,220	27,862	23.9
Total revenue	$45,985	$39,359	$30,972	$116,316	100.0%

(a)	Private and other payors in the Company’s home health and hospice services segment includes revenue from all payors generated in the Company’s home care operations.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended June 30, 2021
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$20,498	$33,303	$—	$53,801	48.8%
Medicaid	2,525	2,708	9,004	14,237	12.9
Subtotal	23,023	36,011	9,004	68,038	61.7
Managed care	12,165	725	—	12,890	11.7
Private and other(a)	6,079	102	23,236	29,417	26.6
Total revenue	$41,267	$36,838	$32,240	$110,345	100.0%

(a)	Private and other payors in the Company’s home health and hospice services segment includes revenue from all payors generated in the Company’s home care operations.

Revenue by payor for the six months ended June 30, 2022 and 2021, is summarized in the following tables:

	Six Months Ended June 30, 2022
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$44,821	$67,955	$—	$112,776	49.0%
Medicaid	5,238	7,124	18,375	30,737	13.4
Subtotal	50,059	75,079	18,375	143,513	62.4
Managed care	27,512	1,937	—	29,449	12.7
Private and other(a)	11,066	166	46,032	57,264	24.9
Total revenue	$88,637	$77,182	$64,407	$230,226	100.0%

(a)	Private and other payors in the Company’s home health and hospice services segment includes revenue from all payors generated in the Company’s home care operations.

	Six Months Ended June 30, 2021
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$40,828	$66,712	$—	$107,540	49.8%
Medicaid	4,721	5,433	17,936	28,090	13.0
Subtotal	45,549	72,145	17,936	135,630	62.8
Managed care	22,617	1,362	—	23,979	11.1
Private and other(a)	10,794	245	45,360	56,399	26.1
Total revenue	$78,960	$73,752	$63,296	$216,008	100.0%

(a)	Private and other payors in the Company’s home health and hospice services segment includes revenue from all payors generated in the Company’s home care operations.

Balance Sheet Impact

Included in the Company’s Condensed Consolidated Balance Sheets are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounts receivable, net as of June 30, 2022 and December 31, 2021 is summarized in the following table:

	June 30, 2022	December 31, 2021
Medicare	$30,384	$31,327
Medicaid	10,225	11,793
Managed care	9,826	7,901
Private and other	3,693	3,821
Accounts receivable, gross	54,128	54,842
Less: allowance for doubtful accounts	(974)	(902)
Accounts receivable, net	$53,154	$53,940

Concentrations- Credit Risk

The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s gross receivables from the Medicare and Medicaid programs accounted for approximately 75.0% and 78.6% of its total gross accounts receivable as of June 30, 2022 and December 31, 2021, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 62.8% and 62.4% for the three and six months ended June 30, 2022, and 61.7% and 62.8% of the Company’s revenue for the three and six months ended June 30, 2021.

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

6. BUSINESS SEGMENTS
The Company classifies its operations into the following reportable operating segments: (1) home health and hospice services, which includes the Company’s home health, hospice and home care businesses; and (2) senior living services, which includes the operation of assisted living, independent living and memory care communities. The reporting segments are business units that offer different services and are managed separately to provide greater visibility into those operations. The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), reviews financial information at the operating segment level. The Company also reports an “all other” category that includes general and administrative expense from the Company’s Service Center.

As of June 30, 2022, the Company provided services through 89 affiliated home health, hospice and home care agencies, and 48 affiliated senior living operations. The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. The Company’s Service Center provides various services to all lines of business. The Company does not review assets by segment and therefore assets by segment are not disclosed below.

The CODM uses Segment Adjusted EBITDAR from Operations as the primary measure of profit and loss for the Company's reportable segments and to compare the performance of its operations with those of its competitors. Segment Adjusted EBITDAR from Operations is net income (loss) attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs, (4) redundant and nonrecurring costs associated with the Transition Services Agreement, (5) the loss related to senior living operations transferred to Ensign, and (6) net income (loss) attributable

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

to noncontrolling interest. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
The following tables present certain financial information regarding the Company’s reportable segments, general and administrative expenses are not allocated to the reportable segments and are included in “All Other” for the three and six months ended June 30, 2022 and 2021:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Three Months Ended June 30, 2022
Revenue	$85,344	$30,972	$—	$116,316
Segment Adjusted EBITDAR from Operations	$15,728	$8,771	$(7,870)	$16,629
Three Months Ended June 30, 2021
Revenue	$78,105	$32,240	$—	$110,345
Segment Adjusted EBITDAR from Operations	$14,931	$9,752	$(6,068)	$18,615

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Six Months Ended June 30, 2022
Revenue	$165,819	$64,407	$—	$230,226
Segment Adjusted EBITDAR from Operations	$29,676	$18,203	$(16,016)	$31,863
Six Months Ended June 30, 2021
Revenue	$152,712	$63,296	$—	$216,008
Segment Adjusted EBITDAR from Operations	$28,722	$18,586	$(12,466)	$34,842

This following table provides a reconciliation of Segment Adjusted EBITDAR from Operations to income from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Segment Adjusted EBITDAR from Operations	$16,629	$18,615	$31,863	$34,842
Less: Depreciation and amortization	1,279	1,170	2,426	2,345
Rent—cost of services	9,078	10,156	19,129	20,121
Other expense	(35)	(24)	(32)	(24)
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(a)	377	347	508	459
Share-based compensation expense(b)	2,380	2,499	4,820	4,915
Acquisition related costs(c)	14	30	14	37
Transition services costs(d)	40	687	77	1,589
Loss related to senior living operations transferred to Ensign(e)	6,691	—	5,934	—
Add: Net income (loss) attributable to noncontrolling interest	80	(181)	224	(218)
Condensed Consolidated (Loss) Income from Operations	$(3,115)	$3,569	$(789)	$5,182

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense incurred which is included in cost of services and general and administrative expense.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(c)	Acquisition related costs related to business combinations during the periods.
(d)
Costs identified as redundant or nonrecurring incurred by the Company as a result of the Spin-off. The 2021 amounts represents part of the costs incurred under the Transition Services Agreement. All amounts are included in general and administrative expense. Fees incurred under the Transition Services Agreement were $458 and $1,101 for the three and six months ended June 30, 2022, and $747 and $1,735 for the three and six months ended June 30, 2021.

(e)
On January 27, 2022, affiliates of the Company, entered into certain operations transfer agreements (collectively, the “Transfer Agreements”) with affiliates of Ensign, providing for the transfer of the operations of certain senior living communities (the “Transaction”) from affiliates of the Company to affiliates of Ensign. The closing of the Transaction was completed in two phases with the transfer of two operations on March 1, 2022 and the remainder transferred on April 1, 2022. The amount includes $6,500 for the three and six months ended June 30, 2022 to cover post-closing capital expenditures and operating losses related to one of the communities transferred on April 1, 2022. The amount above also includes $191 and $(566) for the three and six months ended June 30, 2022, respectively, for the related net impact on revenue and cost of service attributable to the transferred entities. This amount excludes rent and depreciation and amortization expense related to such operations.

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

2022 Acquisitions

During the six months ended June 30, 2022, the Company expanded its operations with the addition of one home health agency. The purchase price for this acquisition was $775.

The fair value of assets for the Company’s home health acquisition was mostly concentrated in goodwill and intangible assets and as such, this transaction was classified as business combination in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The purchase price for the business combination was $775, which consisted of equipment and other assets of $11, goodwill of $520, and indefinite-lived intangible assets of $244 related to Medicare and Medicaid licenses. The Company anticipates that the total goodwill recognized will be fully deductible for tax purposes. There were no material acquisition costs that were expensed related to the business combination during the six months ended June 30, 2022.

2021 Acquisitions

During the six months ended June 30, 2021, the Company expanded its operations with the addition of five home health and three hospice and two home care agencies. The aggregate purchase price for these acquisitions was $13,385. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction.

The fair value of assets for home health, hospice, home care acquisitions were mostly concentrated in goodwill and intangible assets and as such, these transactions were classified as business combinations in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The purchase price for the business combinations was $12,800, which consisted of equipment and other assets of $64, goodwill of $6,920, and indefinite-lived intangible assets of $5,816 related to Medicare and Medicaid licenses. The Company anticipates that the total goodwill recognized will be fully deductible for tax purposes. There were no material acquisition costs that were expensed related to the business combinations during the six months ended June 30, 2021.

Two of the hospice agencies were acquired Medicare licenses and are considered asset acquisitions. The fair value of assets for the hospice licenses acquired totaled $585 and was allocated to indefinite-lived intangible assets.

Subsequent Events

Subsequent to June 30, 2022, the Company entered into a long-term lease and operation service agreement to operate a senior living community in Boise, Idaho. The addition of this operation added a total of 100 operational senior living units to be operated by one of the Company’s independent operating subsidiaries.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. PROPERTY AND EQUIPMENT—NET
Property and equipment, net consist of the following:

	June 30, 2022	December 31, 2021
Land	$96	$—
Building	1,890	—
Leasehold improvements	14,734	11,660
Equipment	25,304	22,415
Furniture and fixtures	1,264	1,199
	43,288	35,274
Less: accumulated depreciation	(20,865)	(18,486)
Property and equipment, net	$22,423	$16,788

Depreciation expense was $1,264 and $2,396 for the three and six months ended June 30, 2022 and $1,167 and $2,338 for the three and six months ended June 30, 2021, respectively.

The Company acquired one building and related assets during the six months ended June 30, 2022 associated with an existing senior living community operation. The total acquisition price of the land, building and related equipment was $2,007.

The Company measures certain assets at fair value on a non-recurring basis, including long-lived assets, which are evaluated for impairment. Long-lived assets include assets such as property and equipment, operating lease assets and certain intangible assets. The inputs used to determine the fair value of long-lived assets and a reporting unit are considered Level 3 measurements due to their subjective nature. Management has evaluated its long-lived assets and determined there was no impairment during the three and six months ended June 30, 2022 and 2021.

9. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS
The following table represents activity in goodwill by segment for the six months ended June 30, 2022:

	Home Health and Hospice Services	Senior Living Services	Total
December 31, 2021	$70,623	$3,642	$74,265
Additions	520	—	520
June 30, 2022	$71,143	$3,642	$74,785

Other indefinite-lived intangible assets consist of the following:

	June 30, 2022	December 31, 2021
Trade name	$1,355	$1,355
Medicare and Medicaid licenses	52,619	52,375
Total	$53,974	$53,730

No goodwill or intangible asset impairments were recorded during the three and six months ended June 30, 2022 and 2021.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	June 30, 2022	December 31, 2021
Refunds payable	$3,083	$3,095
Deferred revenue	1,534	1,456
Contract liabilities (CARES Act advance payments)	—	6,211
Resident deposits	4,980	5,111
Property taxes	823	1,102
Accrued self-insurance liabilities	4,325	1,613
Accrued fee for transfer of senior living community	3,750	—
Other	4,548	2,896
Other accrued liabilities	$23,043	$21,484

Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Deferred revenue occurs when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to residents.

11. DEBT
Long-term debt, net consists of the following:

	June 30, 2022	December 31, 2021
Revolving Credit Facility	$55,000	$53,500
Less: unamortized debt issuance costs(a)	(1,869)	(2,128)
Long-term debt, net	$53,131	$51,372

(a)
Amortization expense for debt issuance costs was $130 and $260 for three and six months ended June 30, 2022 and $142 and $229 for the three and six months ended June 30, 2021, respectively, and is recorded in interest expense, net on the Condensed Consolidated Statements of Income.

On February 23, 2021, Pennant entered into an amendment to its existing credit agreement (as amended, the “Credit Agreement”), which provides for an increased revolving credit facility with a syndicate of banks with a borrowing capacity of $150,000 (the “Revolving Credit Facility”). The interest rates applicable to loans under the Revolving Credit Facility are, at the Company’s election, either (i) Adjusted LIBOR (as defined in the Credit Agreement) plus a margin ranging from 2.3% to 3.3% per annum or (ii) Base Rate plus a margin ranging from 1.3% to 2.3% per annum, in each case, based on the ratio of Consolidated Total Net Debt to Consolidated EBITDA (each, as defined in the Credit Agreement). In addition, Pennant pays a commitment fee on the undrawn portion of the commitments under the Revolving Credit Facility which ranges from 0.35% to 0.50% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio of the Company and its subsidiaries. The Company is not required to repay any loans under the Credit Agreement prior to maturity in 2026, other than to the extent the outstanding borrowings exceed the aggregate commitments under the Credit Agreement. As of June 30, 2022, the Company’s weighted average interest rate on its outstanding debt was 4.67%. As of June 30, 2022, the Company had available borrowing on the Revolving Credit Facility of $90,814, which is net of outstanding letters of credit of $4,186.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of June 30, 2022, the Company was compliant with all such financial covenants.

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

Total share-based compensation expense for all Plans for the three and six months ended June 30, 2022 and 2021 was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Share-based compensation expense related to stock options	$779	745	$1,621	$1,382
Share-based compensation expense related to Restricted Stock	1,502	1,530	3,021	3,050
Share-based compensation expense related to Restricted Stock to non-employee directors	99	224	178	483
Total share-based compensation	$2,380	$2,499	$4,820	$4,915

In future periods, the Company estimates it will recognize the following share-based compensation expense for unvested stock options and unvested Restricted Stock as of June 30, 2022:

	Unrecognized Compensation Expense	Weighted Average Recognition Period (in years)
Unvested Stock Options	$11,732	3.6
Unvested Restricted Stock	1,735	0.5
Total unrecognized share-based compensation expense	$13,467

On July 25, 2022 the Company modified certain outstanding RSUs granted in connection with the spin-off. All the RSUs had an original vesting date of October 1, 2022. The modification resulted in the forfeiture of 250,000 outstanding RSUs and accelerated the vesting on the remaining 942,842 RSUs from October 1, 2022 to July 31, 2022. Additionally, the Company granted 250,000 RSAs to certain executives and employees on July 25, 2022 under The Pennant Group, Inc. 2019 Omnibus Incentive Plan. The RSAs vest in five equal annual installments beginning on the first anniversary of the date of the grant.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted as of June 30:

Grant Year	Options Granted	Risk-Free Interest Rate	Expected Life(a)	Expected Volatility(b)	Dividend Yield	Weighted Average Fair Value of Options
2022	298	2.2%	6.5	39.9%	—%	$6.60
2021	304	1.0%	6.5	38.0%	—%	$15.41

(a)
Under the midpoint method, the expected option life is the midpoint between the contractual option life and the average vesting period for the options being granted. This resulted in an expected option life of 6.5 years for the options granted.

(b)	Because the Company’s equity shares have been traded for a relatively short period of time, expected volatility assumption was based on the volatility of related industry stocks.

The following table represents the employee stock option activity during the six months ended June 30, 2022:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
December 31, 2021	2,242	$21.38	840	$12.28
Granted	298	15.24
Exercised	(54)	6.67
Forfeited	(136)	24.05
Expired	(31)	9.38
June 30, 2022	2,319	$20.94	917	$14.99

Restricted Stock

A summary of the status of Pennant’s non-vested Restricted Stock, and changes during the six months ended June 30, 2022, is presented below:

	Non-Vested Restricted Stock	Weighted Average Grant Date Fair Value
December 31, 2021	1,493	$15.00
Granted	11	16.93
Vested	(55)	13.54
Forfeited	(5)	13.48
June 30, 2022	1,444	$15.07

13. LEASES
The Company’s independent operating subsidiaries lease 48 senior living communities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 21 years. Most of these leases contain renewal options, most involve rent increases and none contain purchase options. The lease term excludes lease renewals because the renewal rents are not at a bargain, there are no economic penalties for the Company to renew the lease, and it is not reasonably certain that the Company will exercise the extension options. The Company’s independent operating subsidiaries leased 31 communities from subsidiaries of Ensign (the “Ensign Leases”) under a master lease arrangement as of June 30, 2022 and June 30, 2021. Each of the leases have a initial term of between 14 and 20 years from the lease commencement date. The total amount of rent expense included in rent - cost of services paid to subsidiaries of Ensign was $3,006 and $6,490 for the three and six months ended June 30, 2022, respectively, and $3,173 and $6,246 for the three and six months ended June 30, 2021, respectively. In addition to rent, each of the operating companies are required to pay the

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all community maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties.

Twelve of the Company’s affiliated senior living communities, excluding the communities that are operated under the Ensign Leases (as defined herein), are operated under two separate master lease arrangements. Under these master leases, a breach at a single community could subject one or more of the other communities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases and master leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the master lease without the consent of the landlord.

On January 27, 2022, affiliates of the Company, entered into Transfer Agreements with affiliates of Ensign, providing for the transfer of the operations of senior living communities. The closing of the Transaction was completed in two phases with the transfer of two operations on March 1, 2022 and the remainder transferred on April 1, 2022. As a result of the lease terminations, the Company reduced both the right of use assets and the lease liabilities by $42,515. Four of the terminated leases were part of master lease agreements. As a result of the transferred leases being removed from a master lease arrangements, the remaining lease components under the master lease arrangements were modified which resulted in a net increase to the lease liability and ROU asset balance of $6,522 for the six months ended June 30, 2022.

The components of operating lease cost, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Lease Costs:
Community Rent—cost of services	$7,837	$8,957	$16,626	$17,792
Office Rent—cost of services	1,241	1,199	2,503	2,329
Rent—cost of services	$9,078	$10,156	$19,129	$20,121

General and administrative expense	$74	$77	$155	$141
Variable lease cost (a)	$1,298	$1,490	$2,873	$2,989

(a)
Represents variable lease cost for operating leases, which costs include property taxes and insurance, common area maintenance, and consumer price index increases, incurred as part of the Company’s triple net lease, and which is included in cost of services for the three and six months ended June 30, 2022 and 2021.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table shows the lease maturity analysis for all leases as of June 30, 2022, for the years ended December 31:

Year	Amount
2022 (Remainder)	$17,420
2023	33,276
2024	32,748
2025	31,560
2026	30,811
Thereafter	267,054
Total lease payments	412,869
Less: present value adjustments	(152,587)
Present value of total lease liabilities	260,282
Less: current lease liabilities	(15,662)
Long-term operating lease liabilities	$244,620

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at each lease’s commencement date to determine each lease's operating lease liability. As of June 30, 2022, the weighted average remaining lease term is 13.1 years and the weighted average discount rate is 7.6%.

14. INCOME TAXES
The Company recorded income tax benefit of $1,375 and $833 or 34.6% and 36.7% of earnings before income taxes for the three and six months ended June 30, 2022, and income tax expense of $604 and $944 or 19.7% and 21.8% of earnings before income taxes for the three and six months ended June 30, 2021, respectively. The effective tax rate for both three and six month periods includes excess tax benefits from share-based compensation which were offset by non-deductible expenses including non-deductible compensation.

15. COMMITMENTS AND CONTINGENCIES
Regulatory Matters - The Company provides services in complex and highly regulated industries. The Company’s compliance with applicable U.S. federal, state and local laws and regulations governing these industries may be subject to governmental review and adverse findings may result in significant regulatory action, which could include sanctions, damages, fines, penalties (many of which may not be covered by insurance), and even exclusion from government programs. The Company is a party to various regulatory and other governmental audits and investigations in the ordinary course of business and cannot predict the ultimate outcome of any federal or state regulatory survey, audit or investigation. While governmental audits and investigations are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve and penalties subject to appeal may remain in place during such appeals. The Department of Justice, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses. The Company believes that it is presently in compliance in all material respects with all applicable laws and regulations.

Cost-Containment Measures - Government and third-party payors have instituted cost-containment measures designed to limit payments made to providers of healthcare services, may propose future cost-containment measures, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect the Company.

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

In addition to the potential lawsuits and claims described above, the Company is also subject to potential lawsuits under the False Claims Act (the “FCA”) and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. A violation may provide the basis for exclusion from federally funded healthcare programs. Such exclusions could have a correlative negative impact on the Company’s financial performance. Some states, including California, Arizona and Texas, have enacted similar whistleblower and false claims laws and regulations. In addition, the Deficit Reduction Act of 2005 created incentives for states to enact anti-fraud legislation modeled on the FCA, for which 18 states have qualified, including California and Texas, where we do business. As such, the Company could face increased scrutiny, potential liability and legal expenses and costs based on claims under state false claims acts in markets in which it conducts business.

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

As of June 30, 2022, eight of the Company’s independent operating subsidiaries had Reviews scheduled, on appeal or in dispute resolution process, both pre- and post-payment. If an operation fails an initial or subsequent Review, the operation could then be subject to extended Review, suspension of payment, or extrapolation of the identified error rate to all billing in the same time period. The Company, from time to time, receives record requests in reviews which have resulted in claim denials on paid claims. The Company has appealed substantially all denials arising from these reviews using the applicable appeals process. As of June 30, 2022, and through the filing of this Quarterly Report on Form 10-Q, the Company’s independent operating subsidiaries have responded to the Reviews that are currently ongoing, on appeal or in dispute resolution process. The Company cannot predict the ultimate outcome of any regulatory and other governmental reviews. While such

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

reviews are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The costs to respond to and defend such reviews may be significant and an adverse determination in such reviews may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, other penalties (some of which may not be covered by insurance), and termination from Medicare programs which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.

From June 2021 to May 2022, one hospice provider number was subject to a Medicare payment suspension imposed by a Uniform Program Integrity Contractor (UPIC). As of June 30, 2022, the total amount due from the government payor impacted by the suspension was $4,885 and was recorded in long-term other assets. The amounts suspended represent all Medicare payments due to the provider number during the suspension.

In May 2022, the Company received communication that the Medicare payment suspension was terminated and the UPIC’s review was complete. The UPIC reviewed 107 patient records covering a 10-month period to determine whether, in its view, a Medicare overpayment was made. Based on the results of the review, the UPIC has alleged sampled and extrapolated overpayments of $5,165, and will withhold up to that amount through continued recoupment of Medicare payments. The Company is evaluating the findings and will vigorously pursue its appeal rights through the administrative appeals process which include contesting the methodology used by the UPIC to perform statistical extrapolation. At this stage of the review, based on the information currently available to the Company, the Company cannot predict the timing or the outcome of this review. As of June 30, 2022, we have an accrued liability that is immaterial for this review which was recorded as an offset to revenue.

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

Effective January 1, 2022 the Company is self-insured for claims related to employee health, dental, and vision care. To protect itself against loss exposure, the Company has purchased individual stop-loss insurance coverage that insures individual health claims that exceed $325 for each covered person for fiscal year 2022.

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

    The risk factors discussed in this Quarterly Report and the 2021 Annual Report under the heading “Risk Factors,” could cause our results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•uncertainties related to the lingering effect of the COVID-19 pandemic;
•difficulty complying with state and federal vaccination mandates, which widely vary, and the potential effects of such vaccine mandates on our business, including our ability to retain and hire staff and maintain residents of our senior living communities;
•uncertainties related to the end of the COVID-19 public health emergency declared by federal and state authorities, and the expiration of certain waivers granted during that emergency;
•federal and state changes to, or delays receiving, reimbursement and other aspects of Medicaid and Medicare;
•changes in the regulations affecting the healthcare industry;
•proposed changes to payment models and reimbursement amounts within the Medicare and Medicaid fee schedules for future calendar years;
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
•general economic conditions, including inflation and increasing interest rates, which raise the costs of goods and borrowing capital;
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

Overview

We are a leading provider of high-quality healthcare services to patients of all ages, including the growing senior population, in the United States. We strive to be the provider of choice in the communities we serve through our innovative operating model. We operate in multiple lines of businesses including home health, hospice and senior living services across Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. As of June 30, 2022, our home health and hospice business provided home health, hospice and home care services from 89 agencies operating across these 14 states, and our senior living business operated 48 senior living communities throughout six states.

The following table summarizes our affiliated home health and hospice agencies and senior living communities as of:

	December 31,								June 30,
	2014	2015	2016	2017	2018	2019	2020	2021	2022
Home health and hospice agencies	25	32	39	46	54	63	76	88	89
Senior living communities	15	36	36	43	50	52	54	54	48
Senior living units	1,587	3,184	3,184	3,434	3,820	3,963	4,127	4,127	3,400
Total number of home health, hospice, and senior living operations	40	68	75	89	104	115	130	142	137

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

Home Health and Hospice

During the second quarter of 2022, the labor challenges experienced throughout the past year continued with some moderation. For the second quarter of 2022, hospice average discharged length of stay was impacted slightly as a result of a shift of patient referrals from more acute settings, resulting in a modest decline in hospice average length of stay despite an incremental improvement in hospice admissions.

Senior Living

COVID-19 continues to impact all aspects of our senior living business and geographies, including impacts on our residents, team members, vendors and business partners. While our overall senior living occupancy has decreased since the onset of the COVID-19 pandemic due to a greater number of move outs net of move ins, during the second quarter of 2022 we experienced modest improvement in occupancy. We cannot be sure if or when the occupancy levels in our senior living communities will improve over multiple measurement periods or return to pre-pandemic levels.

Labor

We have experienced and expect to continue to see increased wages rates in response to staffing shortages as is occurring throughout the nation and the healthcare industry, in particular. We are monitoring the ongoing impact of COVID-19 on labor costs due to increased overtime, premium pay, and temporary labor to supplement existing staffing as well as the impact of our response actions on our revenue and expenses, including labor acquisition, retention, and turnover costs that may be imposed by existing and anticipated state and federal vaccination mandates imposed for skilled workers in home health agencies, senior living communities and other health care service providers. However, the extent to which COVID-19 will continue to impact our operations will depend on future developments, which remain uncertain and cannot be predicted with confidence, including the pace of spread and impact of the predominant variant in the US, Omicron BA.5 (this is currently causing an estimated 78% of cases), other Omicron Variants and strains, the Delta variant, other potential existing or future variant strains, and the actions taken to contain COVID-19 or treat its impact, among others. Fortunately the Omicron strain and related variants, including BA.5, are proving to be a more mild version of the virus causing lower hospitalizations and severe disease than previous strains.

Recent Activities

Acquisitions. During the six months ended June 30, 2022, we expanded our operations with the addition of one home health agency. We entered into a separate operation transfer agreement with the prior operator as a part of the transaction. The purchase price for the acquisitions was $0.8 million. Subsequent to June 30, 2022, the Company entered into a long-term lease and operation service agreement to operate a senior living community in Boise Idaho. The addition of this operation added a total of 100 operational senior living units to be operated by one of the Company’s independent operating subsidiaries.

Trends

Since the pandemic began and throughout the 2021 fiscal year, we experienced a steady decline in senior living occupancy as move-ins declined relative to move-outs due to the pandemic. We have experienced modest senior living occupancy improvement through the second quarter, partly as a result of improving COVID-19 case trends and renewed consideration of senior living communities as a home based care setting. We cannot be sure when the occupancy levels in our senior living communities will return to pre-pandemic levels. As uncertainty regarding the COVID-19 pandemic persists, if there is a resurgence in cases, or if variant strains aggressively emerge, we could see a more prolonged recovery.

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

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States and subsequent regulatory actions. The CARES Act contained provisions for accelerated or advance Medicare payments (“AAP”) to provide supporting cash flow to providers and suppliers combating the effects of the COVID-19 pandemic. We applied for and received $28.0 million in 2020. These funds were subject to automatic recoupment through offsets to new claims beginning one year after payment were issued. In April, 2021, CMS began to automatically recoup 25% of Medicare payments, which continued for 11 months. At the end of the 11 months, assuming full repayment has not occurred, recoupment will increase to 50% for another six months. Any balance outstanding after these two recoupment periods was subject to repayment at a 4% interest rate. CMS has recouped all of the $28.0 million of the AAP received by the Company as of June 30, 2022; no further balance remains payable by the Company.

The CARES Act payroll tax deferral program allowed employers to defer the deposit and payment of the employer’s portion of social security taxes that otherwise would be due between March 27, 2020, and December 31, 2020. The CARES Act permits employers to deposit half of these deferred payments by the end of 2021 and the other half by the end of 2022. The Company deferred approximately $7.8 million of the employer-paid portion of social security taxes, of which $4.1 million remains unpaid as of June 30, 2022 and is included in current liabilities in accrued wages and related liabilities.

As described in our most recent Annual Report on Form 10-K, Item 1A, Risks Related to COVID-19, CMS issued, and the United States Supreme Court upheld, an interim final rule requiring workers of Medicare- or Medicaid-reimbursed operations to be fully vaccinated or subject to an appropriate exemption. The application of this interim final rule has been extended to all 50 states after litigation before various courts, including the United States Supreme Court. The deadline for compliance with this mandate ranged from February 28, 2022 to March 21, 2022, based on the state of operation. In addition, several states in which our independent operating subsidiaries are located issued their own vaccine requirements, most notably California, Colorado, Oregon, and Washington. In some of the states where our independent operating subsidiaries are located, state requirements for vaccination of healthcare workers have been updated to address the availability and necessity of vaccine boosters after receiving an initial one- or two-injection course of vaccination. Still other states, such as Texas, have prohibited COVID-19 vaccines from being required as a matter of state law, although the interim final rule requires employees of Medicare-participating health care facilities to receive the COVID-19 vaccination. Compliance with the relevant federal and state vaccine mandates or laws is challenging, due to both legal challenges and differing requirements.

As of June 30, 2022, our independent operating subsidiaries are substantially in compliance with these mandates. While the mandates have contributed to industry-wide staffing shortages and increased competition for qualified employees, increasing our employee costs, those impacts have been felt across the health care industry and are not unique to our operations. The various federal and state mandates have also created ongoing testing, tracking and other administrative obligations and expenses, which may persist as long as the mandates are in place.

On July 27, 2022, CMS issued the 2023 Hospice Payment Rate Update final rule (“Hospice Payment Final Rule”). The Final Rule provides that a hospice’s wage index (one component of its payment rate) will not be reduced more than 5.0% year-over-year. In other words, a hospice’s wage index each fiscal year will be no less than 95.0% of its prior fiscal year wage index. This will help protect hospices against large annual wage-based reimbursement decreases. This change is permanent and will not automatically expire or require renewal. Subject to this wage index change, the Hospice Payment Final Rule adopts a 3.8% increase in payments made for hospice services, including the cap amount, which the rule increases from $31,297.61 to $32,486.92. The Hospice Payment Final Rule also outlines reductions in payment ranging from two percent (2.0%) to four percent (4.0%), beginning in 2024, for hospices that fail to meet quality reporting requirements.

On June 17, 2022, the CMS issued the 2023 Home Health Prospective Payment System Rate Update proposed rule. The proposed rule would apply a permanent decrease of 7.7% to the home health 30-day period standard payment rate for assumed behavior changes resulting from implementation of the Patient Driven Grouping Model (“PDGM”), except for low utilization payment adjustments (“LUPAs”). Additionally, CMS proposes a temporary adjustment of payments to recover as soon as 2024 $2.0 billion in overpayments made in the PDGM program. Aside from these adjustments, CMS proposes a 2.9% basket increase for the home health payment update in calendar year 2023. Under the proposed rule, CMS would also recalibrate case-mix weights and low utilization payment adjustment thresholds using 2021 data. Additionally, the proposed rule would apply a permanent 5.0% cap on decreases in the wage index, meaning a facility’s wage index for any future year would not be less than 95.0% of the final wage index for the preceding year. For home health agencies that do not report required quality reporting data to CMS, their increase in payment would only be 0.9%, rather than the full 2.9% contemplated in the proposed rule. Overall, the proposed rule estimates that Medicare payments to all home health agencies would decrease in the aggregate by 4.2%, or $810 million, based on its contents. This proposed rule may change, even significantly, prior to adoption as a final rule. The final rule for the 2023 Home Health Prospective Payment System Rate Update is expected in the third or fourth quarter of 2022 and would be effective beginning January 1, 2023.

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
The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Home health services:
Total home health admissions	10,055	10,069	20,237	19,166
Total Medicare home health admissions	4,682	4,406	9,315	8,904
Average Medicare revenue per 60-day completed episode(a)	$3,629	$3,390	$3,561	$3,394
Hospice services:
Total hospice admissions	2,119	2,047	4,528	4,201
Average hospice daily census	2,285	2,296	2,259	2,301
Hospice Medicare revenue per day	$176	$171	$177	$172

(a)	The year to date average Medicare revenue per 60-day completed episode includes post period claim adjustments for prior quarters.

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
The following table summarizes our senior living statistics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Occupancy	76.5%	72.7%	74.4%	72.4%
Average monthly revenue per occupied unit	$3,470	$3,176	$3,418	$3,181

Revenue Sources

Home Health and Hospice Services

Home Health. We derive the majority of our home health revenue from Medicare and managed care. The Medicare payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Net service revenue is recognized in accordance with the under the PDGM methodology. Under PDGM, Medicare provides agencies with payments for each 30-day period of care provided to beneficiaries. If a beneficiary is still eligible for care after the end of the first 30-day payment period, a second 30-day payment period can begin. There are no limits to the number of periods of care a beneficiary who remains eligible for the home health benefit can receive. While payment for each 30-day period of care is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits is below an established threshold that varies based on the diagnosis of a beneficiary; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the period of care; (c) adjustment to the admission source of claim if it is determined that the patient had a qualifying stay in a post-acute care setting within 14 days prior to the start of a 30-day payment period; (d) the timing of the 30-day payment period provided to a patient in relation to the admission date, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes to the acuity of the patient during the previous 30-day period of care; (f) changes in the base payments established by the Medicare program; (g) adjustments to the base payments for case mix and geographic wages; and (h) recoveries of overpayments. For further detail regarding PDGM see the Government Regulation section of our 2021 Annual Report.

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

Senior Living Services. As of June 30, 2022, we provided assisted living, independent living and memory care services in 48 communities. Within our senior living operations, we generate revenue primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on Interim Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the Interim Financial Statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis we review our judgments and estimates, including but not limited to those related to revenue, leases, intangible assets, goodwill, and income taxes. We base our estimates and judgments upon our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty, and actual results could differ materially from the amounts reported. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, within the 2021 Annual Report for further information on our critical accounting estimates and policies, which are as follows:

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenue	100.0%	100.0%	100.0%	100.0%
Expense:
Cost of services	79.7	78.5	79.5	78.8
Rent—cost of services	7.8	9.2	8.3	9.3
General and administrative expense	8.4	8.0	8.6	8.4
Depreciation and amortization	1.1	1.1	1.1	1.1
Loss on asset dispositions and impairment, net	5.7	—	2.9	—
Total expenses	102.7	96.8	100.4	97.6
(Loss) income from operations	(2.7)	3.2	(0.4)	2.4
Other income (expense):
Other income	—	—	—	—
Interest expense, net	(0.7)	(0.4)	(0.6)	(0.4)
Other expense, net	(0.7)	(0.4)	(0.6)	(0.4)
(Loss) income before provision for income taxes	(3.4)	2.8	(1.0)	2.0
Provision for income taxes	(1.2)	0.6	(0.4)	0.4
Net (loss) income	(2.2)	2.2	(0.6)	1.6
Less: net (loss) income attributable to noncontrolling interest	0.1	(0.2)	0.1	(0.1)
Net (loss) income attributable to Pennant	(2.3)%	2.4%	(0.7)%	1.7%

The following table presents our consolidated GAAP Financial measures for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Consolidated GAAP Financial Measures:
Total revenue	$116,316	$110,345	$230,226	$216,008
Total expenses	$119,431	$106,776	$231,015	$210,826
(Loss) income from operations	$(3,115)	$3,569	$(789)	$5,182

The following tables present certain financial information regarding our reportable segments. General and administrative expenses are not allocated to the reportable segments and are included in “All Other”:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Three Months Ended June 30, 2022
Revenue	$85,344	$30,972	$—	$116,316
Segment Adjusted EBITDAR from Operations	$15,728	$8,771	$(7,870)	$16,629
Three Months Ended June 30, 2021
Revenue	$78,105	$32,240	$—	$110,345
Segment Adjusted EBITDAR from Operations	$14,931	$9,752	$(6,068)	$18,615

The following tables present certain financial information regarding our reportable segments. General and administrative expenses are not allocated to the reportable segments and are included in “All Other”:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Six Months Ended June 30, 2022
Revenue	$165,819	$64,407	$—	$230,226
Segment Adjusted EBITDAR from Operations	$29,676	$18,203	$(16,016)	$31,863
Six Months Ended June 30, 2021
Revenue	$152,712	$63,296	$—	$216,008
Segment Adjusted EBITDAR from Operations	$28,722	$18,586	$(12,466)	$34,842

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations to Condensed Consolidated Income from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Segment Adjusted EBITDAR from Operations(a)	$16,629	$18,615	$31,863	$34,842
Less: Depreciation and amortization	1,279	1,170	2,426	2,345
Rent—cost of services	9,078	10,156	19,129	20,121
Other Expense	(35)	(24)	(32)	(24)
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(b)	377	347	508	459
Share-based compensation expense(c)	2,380	2,499	4,820	4,915
Acquisition related costs(d)	14	30	14	37
Transition services costs(e)	40	687	77	1,589
Loss related to senior living operations transferred to Ensign(f)	6,691	—	5,934	—
Add: Net income (loss) attributable to noncontrolling interest	80	(181)	224	(218)
Condensed Consolidated (Loss) Income from Operations	$(3,115)	$3,569	$(789)	$5,182

(a)	Segment Adjusted EBITDAR from Operations is net income (loss) attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs, (4) redundant and nonrecurring costs associated with the Transition Services Agreement, (5) the loss related to senior living operations transferred to Ensign, and (6) net income (loss) attributable to noncontrolling interest. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(b)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(c)	Share-based compensation expense incurred which is included in cost of services and general and administrative expense.
(d)	Acquisition related costs related to business combinations during the periods.
(e)	Costs identified as redundant or nonrecurring incurred by the Company as a result of the Spin-off. The 2021 amounts represents part of the costs incurred under the Transition Services Agreement. All amounts are included in general and administrative expense. Fees incurred under the Transition Services Agreement were $458 and $1,101 for the three and six months ended June 30, 2022, and $747 and $1,735 for the three and six months ended June 30, 2021.
(f)	On January 27, 2022, affiliates of the Company, entered into certain operations transfer agreements (collectively, the “Transfer Agreements”) with affiliates of Ensign, providing for the transfer of the operations of certain senior living communities (the “Transaction”) from affiliates of the Company to affiliates of Ensign. The closing of the Transaction was completed in two phases with the transfer of two operations on March 1, 2022 and the remainder transferred on April 1, 2022. The amount includes $6,500 for the three and six months ended June 30, 2022 to cover post-closing capital expenditures and operating losses related to one of the communities transferred on April 1, 2022. The amount above also includes $191 and $(566) for the three and six months ended June 30, 2022, respectively, for the related net impact on revenue and cost of service attributable to the transferred entities. This amount excludes rent and depreciation and amortization expense related to such operations.
Performance and Valuation Measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Consolidated Non-GAAP Financial Measures:
Performance Metrics
Consolidated EBITDA	$(1,951)	$4,896	$1,381	$7,721
Consolidated Adjusted EBITDA	$7,608	$8,624	$13,753	$14,920
Valuation Metric
Consolidated Adjusted EBITDAR	$16,629		$31,863

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Segment Non-GAAP Measures:(a)
Segment Adjusted EBITDA from Operations
Home health and hospice services	$14,534	$13,867	$27,244	$26,642
Senior living services	$944	$825	$2,525	$744

(a)	General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss.

The tables below reconcile Consolidated Net Income (loss) to the consolidated Non-GAAP financial measures, Consolidated EBITDA and Consolidated Adjusted EBITDA, and to the Non-GAAP valuation measure, Consolidated Adjusted EBITDAR, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Consolidated Net (loss) income	$(2,596)	$2,469	$(1,438)	$3,382
Less: Net income (loss) attributable to noncontrolling interest	80	(181)	224	(218)
Add: Provision for income taxes	(1,375)	604	(833)	944
Interest expense, net	821	472	1,450	832
Depreciation and amortization	1,279	1,170	2,426	2,345
Consolidated EBITDA	(1,951)	4,896	1,381	7,721
Adjustments to Consolidated EBITDA
Add: Costs at start-up operations(a)	377	347	508	459
Share-based compensation expense(b)	2,380	2,499	4,820	4,915
Acquisition related costs(c)	14	30	14	37
Transition services costs(d)	40	687	77	1,589
Loss related to senior living operations transferred to Ensign(e)	6,691	—	5,934	—
Rent related to items (a) and (e) above	57	165	1,019	199
Consolidated Adjusted EBITDA	7,608	8,624	13,753	14,920
Rent—cost of services	9,078	10,156	19,129	20,121
Rent related to items (a) and (e) above	(57)	(165)	(1,019)	(199)
Adjusted rent—cost of services	9,021	9,991	18,110	19,922
Consolidated Adjusted EBITDAR	$16,629		$31,863

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense incurred which is included in cost of services and general and administrative expense.
(c)	Acquisition related costs related to business combinations during the periods.
(d)	Costs identified as redundant or nonrecurring incurred by the Company as a result of the Spin-off. The 2021 amounts represents part of the costs incurred under the Transition Services Agreement. All amounts are included in general and administrative expense. Fees incurred under the Transition Services Agreement were $458 and $1,101 for the three and six months ended June 30, 2022, and $747 and $1,735 for the three and six months ended June 30, 2021.
(e)	On January 27, 2022, affiliates of the Company, entered into certain operations transfer agreements (collectively, the “Transfer Agreements”) with affiliates of Ensign, providing for the transfer of the operations of certain senior living communities (the “Transaction”) from affiliates of the Company to affiliates of Ensign. The closing of the Transaction was completed in two phases with the transfer of two operations on March 1, 2022 and the remainder transferred on April 1, 2022. The amount includes $6,500 for the three and six months ended June 30, 2022 to cover post-closing capital expenditures and operating losses related to one of the communities transferred on April 1, 2022. The amount above also includes $191 and $(566) for the three and six months ended June 30, 2022, respectively, for the related net impact on revenue and cost of service attributable to the transferred entities. This amount excludes rent and depreciation and amortization expense related to such operations.

The tables below reconcile Segment Adjusted EBITDAR from Operations to Segment Adjusted EBITDA from Operations for the periods presented:

	Three Months Ended June 30,
	Home Health and Hospice		Senior Living
	2022	2021	2022	2021
	(In thousands)
Segment Adjusted EBITDAR from Operations	$15,728	$14,931	$8,771	$9,752
Less: Rent—cost of services	1,241	1,199	7,837	8,957
Rent related to start-up and transferred operations	(47)	(135)	(10)	(30)
Segment Adjusted EBITDA from Operations	$14,534	$13,867	$944	$825

	Six Months Ended June 30,
	Home Health and Hospice		Senior Living
	2022	2021	2022	2021
	(In thousands)
Segment Adjusted EBITDAR from Operations	$29,676	$28,722	$18,203	$18,586
Less: Rent—cost of services	2,503	2,329	16,626	17,792
Rent related to start-up and transferred operations	(71)	(249)	(948)	50
Segment Adjusted EBITDA from Operations	$27,244	$26,642	$2,525	$744

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

We compensate for these limitations by using Non-GAAP Financial Measures only to supplement net (loss) income on a basis prepared in accordance with GAAP in order to provide a more complete understanding of the factors and trends affecting our business.

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

We calculate Consolidated EBITDA as net (loss) income, adjusted for net income (loss) attributable to noncontrolling interest prior to the Spin-Off, before (a) interest expense (b) provision for income taxes and (c) depreciation and amortization.

Consolidated Adjusted EBITDA

We adjust Consolidated EBITDA when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. We believe that the presentation of Consolidated Adjusted EBITDA, when considered with Consolidated EBITDA and GAAP net (loss) income is beneficial to an investor’s complete understanding of our operating performance.

We calculate Consolidated Adjusted EBITDA by adjusting Consolidated EBITDA to exclude the effects of non-core business items, which for the reported periods includes, to the extent applicable:

•costs at start-up operations;
•share-based compensation expense;
•acquisition related costs;
•redundant or nonrecurring costs incurred as part of the Transition Services Agreement; and
•loss related to senior living operations and assets transferred to Ensign.

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

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Revenue

	Three Months Ended June 30,
	2022		2021
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$40,669	35.0%	$35,287	32.0%
Hospice	39,359	33.8	36,838	33.4
Home care and other(a)	5,316	4.6	5,980	5.4
Total home health and hospice services	85,344	73.4	78,105	70.8
Senior living services	30,972	26.6	32,240	29.2
Total revenue	$116,316	100.0%	$110,345	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $6.0 million, or 5.4% during the three months ended June 30, 2022. We experienced growth of $7.2 million from increased operational performance in our Home Health and Hospice segment as detailed below. The growth in Home Health and Hospice segment revenue was offset by a decrease in Senior Living segment revenue of $1.3 million driven primarily by the transfer of senior living communities to Ensign on March 1, 2022 and April 1, 2022.
Home Health and Hospice Services

	Three Months Ended June 30,
	2022	2021	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$40,669	$35,287	$5,382	15.3%
Hospice services	39,359	36,838	2,521	6.8
Home care and other	5,316	5,980	(664)	(11.1)
Total home health and hospice revenue	$85,344	$78,105	$7,239	9.3%

	Three Months Ended June 30,
	2022	2021	Change	% Change
Home health services:
Total home health admissions	10,055	10,069	(14)	(0.1)%
Total Medicare home health admissions	4,682	4,406	276	6.3
Average Medicare revenue per 60-day completed episode	$3,629	$3,390	$239	7.1
Hospice services:
Total hospice admissions	2,119	2,047	72	3.5
Average daily census	2,285	2,296	(11)	(0.5)
Hospice Medicare revenue per day	$176	$171	$5	2.9
Number of home health and hospice agencies at period end	89	86	3	3.5

Home health and hospice revenue increased $7.2 million, or 9.3%. Revenue grew due to an increase in certain key performance indicators, including an increase of 7.1% in average Medicare revenue per 60-day completed episode, an increase of 6.3% in Medicare home health admissions, an increase of 3.5% in total hospice admissions, and an increase of 2.9% in hospice Medicare revenue per day, during the three months ended June 30, 2022 in comparison to the prior year’s quarter.

	Three Months Ended June 30,
	2022	2021	Change	% Change

Revenue (in thousands)	$30,972	$32,240	$(1,268)	(3.9)%
Number of communities at period end	48	54	(6)	(11.1)
Occupancy	76.5%	72.7%	3.8%
Average monthly revenue per occupied unit	$3,470	$3,176	$294	9.3

Senior living revenue decreased $1.3 million, or 3.9%, for the three months ended June 30, 2022 compared to the same period in the prior year due primarily to the loss revenue from senior living communities transferred to Ensign, offset by occupancy growth of 3.8% and a 9.3% increase in average monthly revenue per occupied unit between June 30, 2021 and June 30, 2022.

Cost of Services

The following table sets forth total cost of services by each of our reportable segments for the periods indicated:

	Three Months Ended June 30,
	2022	2021	Change	% Change
	(In thousands)
Home Health and Hospice	$70,301	$64,107	$6,194	9.7%
Senior Living	22,415	22,560	(145)	(0.6)
Total cost of services	$92,716	$86,667	$6,049	7.0%

Total consolidated cost of services increased $6.0 million or 7.0% for the three months ended June 30, 2022 when compared to the three months ended June 30, 2021. Cost of services as a percentage of revenue increased by 1.2% from 78.5% to 79.7% for the three months ended June 30, 2022 when compared to the three months ended June 30, 2021.

Home Health and Hospice Services

	Three Months Ended June 30,
	2022	2021	Change	% Change
	(In thousands)
Cost of service	$70,301	$64,107	$6,194	9.7%
Cost of services as a percentage of revenue	82.4%	82.1%	0.3%

Cost of services related to our Home Health and Hospice services segment increased $6.2 million, or 9.7%, primarily due to increased volume of services provided and increased labor costs. Cost of services as a percentage of revenue for the three months ended June 30, 2022 increased 0.3% from 82.1% to 82.4% for the three months ended June 30, 2022 when compared to the three months ended June 30, 2021, primarily due to wage rate increases.

Senior Living Services

	Three Months Ended June 30,
	2022	2021	Change	% Change
	(In thousands)
Cost of service	$22,415	$22,560	$(145)	(0.6)%
Cost of services as a percentage of revenue	72.4%	70.0%	2.3%

Cost of services related to our Senior Living services segment decreased $0.1 million, or 0.6%. As a percentage of revenue, costs of service increased by 2.3% from 70.0% to 72.4% for the three months ended June 30, 2022 when compared to the three months ended June 30, 2021, due primarily to increased wages rates.

Rent—Cost of Services. Rent expense decreased 10.6% from $10.2 million to $9.1 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily as a result of the transfer of senior living communities to Ensign. Rent as a percentage of total revenue decreased 1.4% from 9.2% to 7.8% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

General and Administrative Expense. Our general and administrative expense increased $1.0 million or 10.9% from $8.8 million to $9.7 million for the three months ended June 30, 2022 when compared to the three months ended June 30, 2021. General and administrative expense as a percentage of revenue increased 0.4% from 8.0% to 8.4%. The primary driver of the increase in general and administrative expense was an increase of 14.9% in wage and benefits related to increased headcount and wage rates and included implementation costs for process enhancing financial and accounting systems during the three months ended June 30, 2022 when compared to the three months ended June 30, 2021.

Depreciation and Amortization. Depreciation and amortization expense was essentially flat as a percentage of total revenue. The impact of increased capital expenditures on depreciation was offset by the prior year impairment of assets that were transferred to Ensign during the current year.

Loss on transfer of senior living communities. The loss on transfer of senior living communities includes a transaction fee of $6.5 million for post-closing capital expenditures and operating losses related to one of the communities transferred to Ensign as well as asset impairment for the three months ended June 30, 2022.

Provision for Income Taxes. Our income tax benefit of $1.4 million representing and effective tax rate of 34.6% for the three months ended June 30, 2022 compared to income tax expense of $0.6 million representing 19.7% for the three months ended June 30, 2021. See Note 14, Income Taxes, to the Interim Financial Statements included elsewhere in this Quarterly Report for further discussion.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Revenue

	Six Months Ended June 30,
	2022		2021
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$78,089	33.9%	$68,491	31.7%
Hospice	77,182	33.5	73,752	34.1
Home care and other(a)	10,548	4.6	10,469	4.9
Total home health and hospice services	165,819	72.0	152,712	70.7
Senior living services	64,407	28.0	63,296	29.3
Total revenue	$230,226	100.0%	$216,008	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $14.2 million, or 6.6%, during the six months ended June 30, 2022. The increase in revenue was driven by increases in all key home health metrics, hospice admissions, hospice revenue per day, senior living occupancy, and senior living revenue per occupied room, partially offset by a decrease in hospice average daily census.

Home Health and Hospice Services

	Six Months Ended June 30,
	2022	2021	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$78,089	$68,491	$9,598	14.0%
Hospice services	77,182	73,752	3,430	4.7
Home care and other	10,548	10,469	79	0.8
Total home health and hospice revenue	$165,819	$152,712	$13,107	8.6%

	Six Months Ended June 30,
	2022	2021	Change	% Change
Home health services:
Total home health admissions	20,237	19,166	1,071	5.6%
Total Medicare home health admissions	9,315	8,904	411	4.6
Average Medicare revenue per 60-day completed episode(a)	$3,561	$3,394	$167	4.9
Hospice services:
Total hospice admissions	4,528	4,201	327	7.8
Average daily census	2,259	2,301	(42)	(1.8)
Hospice Medicare revenue per day	$177	$172	$5	2.9
Number of home health and hospice agencies at period end	89	86	3	3.5

(a)	The year to date average for Medicare revenue per 60-day completed episode includes post period claim adjustments for prior periods.

Home health and hospice revenue increased $13.1 million, or 8.6% during the six months ended June 30, 2022. Revenue grew primarily due to an increase of 7.8% in total hospice admissions, an increase of 5.6% in home health admissions (inclusive of an increase in total Medicare home health admissions of 4.6%), offset by a decrease of 1.8% in hospice average daily census during the six months ended June 30, 2022 when compared to the six months ended June 30, 2021.

Senior Living Services

	Six Months Ended June 30,
	2022	2021	Change	% Change

Revenue (in thousands)	$64,407	$63,296	$1,111	1.8%
Number of communities at period end	48	54	(6)	(11.1)
Occupancy	74.4%	72.4%	2.0%
Average monthly revenue per occupied unit	$3,418	$3,181	$237	7.5

Senior living revenue increased $1.1 million, or 1.8%, for the six months ended June 30, 2022 compared to the same period in the prior year primarily due to an increase of 7.5% in average monthly revenue per occupied unit and an addition of 2.0% in the occupancy rate between June 30, 2021 and June 30, 2022. The increases were partially offset by the loss of revenue from the senior living communities transferred to Ensign.

Cost of Services

	Six Months Ended June 30,
	2022	2021	Change	% Change
	(In thousands)
Home Health and Hospice	$137,232	$125,593	$11,639	9.3%
Senior Living	45,746	44,696	1,050	2.3
Total cost of services	$182,978	$170,289	$12,689	7.5%

Consolidated cost of services increased $12.7 million or 7.5% during the six months ended June 30, 2022. Cost of services as a percentage of revenue for the six months ended June 30, 2022 increased by 0.7% to 79.5% from 78.8% compared to the six months ended June 30, 2021.

Home Health and Hospice Services

	Six Months Ended June 30,
	2022	2021	Change	% Change
Cost of service (in thousands)	$137,232	$125,593	$11,639	9.3%
Cost of services as a percentage of revenue	82.8%	82.2%	0.6%

Cost of services related to our Home Health and Hospice services segment increased $11.6 million, or 9.3%, primarily due to the increased volume of services from growth in admissions. Cost of services as a percentage of revenue for the six months ended June 30, 2022 increased by 0.6% compared to the six months ended June 30, 2021 primarily due to increased wage rates offset by a slight decrease in employee benefit expense.

Senior Living Services

	Six Months Ended June 30,
	2022	2021	Change	% Change
Cost of service (in thousands)	$45,746	$44,696	$1,050	2.3%
Cost of services as a percentage of revenue	71.0%	70.6%	0.4%

Cost of services related to our Senior Living services segment increased $1.1 million, or 2.3% during the six months ended June 30, 2022 in response to higher occupancy and wage rate increases. As a percentage of revenue, costs of service increased by 0.4% from 70.6% to 71.0% during the six months ended June 30, 2022 when compared to the six months ended June 30, 2021, due primarily to increased wages driven by overtime expenses.

Rent—Cost of Services. Rent decreased 4.9% from $20.1 million to $19.1 million in the six months ended June 30, 2022 compared to the same period in the prior year, primarily as a result of the transfer of senior living communities to Ensign. As a percentage of revenue, rent—cost of services decreased 1.0% when compared to the six months ended June 30, 2021.

General and Administrative Expense. Our general and administrative expense increased $1.7 million or 9.4% from $18.1 million to $19.8 million for the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. The increase in general and administrative expense was primarily due to an increase of $1.4 million in wage and benefits included implementation costs for process enhancing financial and accounting systems during the six months ended June 30, 2022 when compared to the six months ended June 30, 2021.

Depreciation and Amortization. Depreciation and amortization expense increased slightly as a percentage of total revenue due the impairment of assets at December 31, 2021 that were transferred to Ensign on March 1, 2022 and April 1, 2022, during the six months ended June 30, 2022

Loss on transfer of senior living communities. The loss on transfer of senior living communities includes a transaction fee of $6.5 million for post-closing capital expenditures and operating losses related to one of the communities transferred to Ensign as well as asset impairment for the six months ended June 30, 2022.

Provision for Income Taxes. Our income tax benefit of $0.8 million represents an effective tax rate of 36.7% for the six months ended June 30, 2022 compared to income tax expense of $0.9 million representing 21.8% for the six months ended June 30, 2021. The change in effective rate is primarily driven by the change in earnings before income taxes and a decrease in excess tax benefits from share-based compensation. See Note 14, Income Taxes, to the Interim Financial Statements included elsewhere in this Quarterly Report for further discussion.

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

The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of June 30, 2022, the Company was compliant with all such financial covenants.

As of June 30, 2022, we had $3.2 million of cash and $90.8 million of available borrowing capacity on our Revolving Credit Facility.

We believe that our existing cash, generated through operations and our access to financing facilities, together with funding through third-party sources such as commercial banks, will be sufficient to fund our operating activities and growth needs, and provide adequate liquidity for the next twelve months.

The following table presents selected data from our Condensed Consolidated Statement of Cash Flows for the periods presented:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Net cash used in operating activities	$4,899	$(11,806)
Net cash used in investing activities	(8,750)	(15,477)
Net cash provided by financing activities	1,861	30,119
Net (decrease) increase in cash	(1,990)	2,836
Cash at beginning of period	5,190	43
Cash at end of period	$3,200	$2,879

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Our net cash flow from operating activities for the six months ended June 30, 2022 increased by $16.7 million when compared to the six months ended June 30, 2021. The primary driver of this difference can be attributed to the $5.8 million increase in cash flows related to accounts receivable due to improved cash collections. Additionally, there was a $5.5 million increase in other accrued liabilities driven by our becoming self-insured for claims related to employee health, dental, and vision care in 2022, and a $5.0 million change in cash flows related to the decrease in accrued wages and benefits due to a decrease in the incentives amounts paid to our employees. Other factors that contributed to the net cash provided by operating activities were an increase of $3.3 million in cash inflows due to accounts payable offset by a decrease of $4.8 million in net (loss) income. Exclusive of the repayment of AAP, our net cash flow from operations would have been $11.1 million positive for the six months ended June 30, 2022.

Our net cash used in investing activities for the six months ended June 30, 2022 decreased by $6.7 million compared to the six months ended June 30, 2021, primarily due to a decrease in cash payments paid for business acquisitions of $12.0 million, offset by an increase of $5.5 million in capital expenditures during the period from June 30, 2021 to June 30, 2022.

Our net cash provided by financing activities decreased by approximately $28.3 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was primarily due to less borrowings during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

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

LIBOR Phase-Out. LIBOR is in the process of being wound down. The Overnight and the 1-, 3-, 6- and 12-Months USD LIBOR settings will continue until June 2023. We are required to pay interest on borrowings under our Credit Facility at floating rates based on the 1-month LIBOR and we do not expect to transition away from the LIBOR benchmark until June 2023.

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

A Medicare Payment Suspension of one of our Independent Operating Subsidiary could result in a material loss. From June 2021 to May 2022, a UPIC suspended one of our independent operating subsidiary’s rights to submit claims to and obtain reimbursement from Medicare for its hospice agency services. The suspension concluded in May 2022. The payments suspended as of June 30, 2022 total $4,885 and represent all Medicare payments due to that independent operating subsidiary’s provider number during the suspension. During the suspension, the UPIC reviewed 107 patient records from a 10-month period to determine whether a Medicare overpayment was made to this independent operating subsidiary and whether repayment of any identified overpayment is due. Based on the results of it claim review, the UPIC has alleged sampled and extrapolated overpayments of $5,165. The Company is evaluating these finding and preparing to contest them.

This suspension and overpayment allegation may increase the likely that this or other of our independent operating subsidiaries may be subjected to additional scrutiny in the future. Additionally, the UPIC may review patient records from one or more of our other independent operating subsidiaries, which may lead to other of our independent operating subsidiaries’ hospice agencies having their Medicare payments suspended, whether temporarily or on an indefinite or permanent basis, potentially leading to their closure and resulting adverse impacts on our revenues and profits.

The expiration of COVID-19 Emergency Waivers could result in increased expenses.On April 6, 2022, HHS announced the expiration of seven Emergency Waivers as of May 7, 2022, followed by the expiration of nine additional Emergency Waivers on June 6, 2022. The Emergency Waiver allowing physicians and other practitioners to conduct their visits remotely while being eligible for telehealth reimbursement expired on May 7, 2022 and may have a material impact on our revenues and profitability. Similarly, the Emergency Waivers that expired on June 6, 2022, regarding inspections of facilities and equipment; life safety code requirements for inspection, testing, and maintenance; the requirement for sleeping rooms to contain exterior doors or windows; and life safety code requirements for conducting fire drills and constructing temporary walls and barriers, may also affect our operations. Specifically, the expiration of the Emergency Waivers terminating in June of 2022 may materially affect our expenses incurred for inspection, testing, and maintenance of equipment, our occupancy and lodging of residents and patients, and ultimately the revenues and profits we derive from our operations.

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

The Pennant Group, Inc.

Dated: August 8, 2022	BY:	/s/ JENNIFER L. FREEMAN
Jennifer L. Freeman
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)