Form 10-Q
period 2022-09-30
Pennant Group, Inc.
filed 2022-11-07
CIK 1766400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2022.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 4, 2022, 29,676,611 shares of the registrant’s common stock were outstanding.

THE PENNANT GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$2,955	$5,190
Accounts receivable—less allowance for doubtful accounts of $822 and $902, respectively	51,604	53,940
Prepaid expenses and other current assets	12,324	16,711
Total current assets	66,883	75,841
Property and equipment, net	23,914	16,788
Right-of-use assets	262,636	300,997
Deferred tax assets, net	3,097	3,848
Restricted and other assets	10,686	4,828
Goodwill	79,190	74,265
Other indefinite-lived intangibles	58,474	53,730
Total assets	$504,880	$530,297
Liabilities and equity
Current liabilities:
Accounts payable	$12,754	$10,553
Accrued wages and related liabilities	24,758	23,480
Operating lease liabilities—current	15,948	16,118
Other accrued liabilities	19,299	21,484
Total current liabilities	72,759	71,635
Long-term operating lease liabilities—less current portion	249,421	287,753
Other long-term liabilities	6,098	5,293
Long-term debt, net	55,762	51,372
Total liabilities	384,040	416,053
Commitments and contingencies
Equity:
Common stock, $0.001 par value; 100,000 shares authorized; 30,146 and 29,665 shares issued and outstanding, respectively, at September 30, 2022; and 28,826 and 28,499 shares issued and outstanding, respectively, at December 31, 2021	29	28
Additional paid-in capital	98,634	95,595
Retained earnings	17,810	14,641
Treasury stock, at cost, 3 shares at September 30, 2022 and December 31, 2021	(65)	(65)
Total Pennant Group, Inc. stockholders’ equity	116,408	110,199
Noncontrolling interest	4,432	4,045
Total equity	120,840	114,244
Total liabilities and equity	$504,880	$530,297
See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except for per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$118,350	$111,921	$348,576	$327,929

Expense
Cost of services	94,680	89,619	277,658	259,908
Rent—cost of services	9,391	10,334	28,520	30,455
General and administrative expense	5,879	9,066	25,653	27,137
Depreciation and amortization	1,251	1,200	3,677	3,545
Loss on asset dispositions and impairment, net	5	—	6,713	—
Total expenses	111,206	110,219	342,221	321,045
Income from operations	7,144	1,702	6,355	6,884
Other (expense):
Other expense	(18)	—	(50)	(24)
Interest expense, net	(1,058)	(512)	(2,508)	(1,344)
Other (expense), net	(1,076)	(512)	(2,558)	(1,368)
Income before provision for income taxes	6,068	1,190	3,797	5,516
Provision for income taxes	1,074	69	241	1,013
Net income	4,994	1,121	3,556	4,503
Less: net income (loss) attributable to noncontrolling interest	163	(124)	387	(342)
Net income and other comprehensive income attributable to The Pennant Group, Inc.	$4,831	$1,245	$3,169	$4,845
Earnings per share:
Basic	$0.16	$0.04	$0.11	$0.17
Diluted	$0.16	$0.04	$0.10	$0.16
Weighted average common shares outstanding:
Basic	29,335	28,444	28,840	28,364
Diluted	30,172	30,556	30,182	30,719

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2021	28,826	$28	$95,595	$14,641	3	$(65)	$4,045	$114,244
Net income attributable to The Pennant Group, Inc.	—	—	—	1,014	—	—	—	1,014
Net income attributable to Non-Controlling Interests	—	—	—	—	—	—	144	144
Share-based compensation	—	—	2,440	—	—	—	—	2,440
Issuance of common stock from the exercise of stock options	21	1	89	—	—	—	—	90
Net issuance of restricted stock	2	—	—	—	—	—	—	—
Balance at March 31, 2022	28,849	$29	$98,124	$15,655	3	$(65)	$4,189	$117,932
Net loss attributable to The Pennant Group, Inc.	—	—	—	(2,676)	—	—	—	(2,676)
Net income attributable to Non-Controlling Interests	—	—	—	—	—	—	80	80
Stock-based compensation	—	—	2,380	—	—	—	—	2,380
Issuance of common stock from the exercise of stock options	33	—	271	—	—	—	—	271
Net issuance of restricted stock	4	—	—	—	—	—	—	—
Balance at June 30, 2022	28,886	$29	$100,775	$12,979	3	$(65)	$4,269	$117,987
Net income attributable to The Pennant Group, Inc.	—	—	—	4,831	—	—	—	4,831
Net loss attributable to Non-Controlling Interests	—	—	—	—	—	—	163	163
Stock-based compensation	—	—	(2,747)	—	—	—	—	(2,747)
Issuance of common stock from the exercise of stock options	52	—	606	—	—	—	—	606
Net issuance of restricted stock	1,208	—	—	—	—	—	—	—
Balance at September 30, 2022	30,146	$29	$98,634	$17,810	3	$(65)	$4,432	$120,840

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2020	28,696	$28	$84,671	$11,945	3	$(65)	$4,593	$101,172
Net income attributable to The Pennant Group, Inc.	—	—	—	950	—	—	—	950
Net loss attributable to Non-Controlling Interests	—	—	—	—	—	—	(37)	(37)
Share-based compensation	—	—	2,416	—	—	—	—	2,416
Issuance of common stock from the exercise of stock options	21	—	218	—	—	—	—	218
Net issuance of restricted stock	3	—	—	—	—	—	—	—
Balance at March 31, 2021	28,720	$28	$87,305	$12,895	3	$(65)	$4,556	$104,719
Net income attributable to The Pennant Group, Inc.	—	—	—	2,650	—	—	—	2,650
Net loss attributable to Non-Controlling Interests	—	—	—	—	—	—	(181)	(181)
Share-based compensation	—	—	2,499	—	—	—	—	2,499
Issuance of common stock from the exercise of stock options	35	—	295	—	—	—	—	295
Net issuance of restricted stock	4	—	—	—	—	—	—	—
Balance at June 30, 2021	28,759	$28	$90,099	$15,545	3	$(65)	$4,375	$109,982
Net income attributable to The Pennant Group, Inc.	—	—	—	1,245	—	—	—	1,245
Net loss attributable to Non-Controlling Interests	—	—	—	—	—	—	(124)	(124)
Share-based compensation	—	—	2,568	—	—	—	—	2,568
Issuance of common stock from the exercise of stock options	36	—	176	—	—	—	—	176
Net issuance of restricted stock	5	—	—	—	—	—	—	—
Balance at September 30, 2021	28,800	$28	$92,843	$16,790	$3	$(65)	$4,251	$113,847

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$3,556	$4,503
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,677	3,545
Amortization of deferred financing fees	390	358
Impairment of long-lived assets	218	—
Provision for doubtful accounts	603	528
Share-based compensation	2,073	7,483
Deferred income taxes	752	87
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,734	(6,708)
Prepaid expenses and other assets	(1,429)	(6,861)
Operating lease obligations	(140)	883
Accounts payable	1,655	(49)
Accrued wages and related liabilities	1,278	(4,644)
Other accrued liabilities	4,333	2,709
Contract liabilities (CARES Act advance payments)	(6,211)	(14,638)
Other long-term liabilities	485	(261)
Net cash provided by (used in) operating activities	12,974	(13,065)
Cash flows from investing activities:
Purchase of property and equipment	(10,426)	(4,144)
Cash payments for business acquisitions	(9,680)	(13,550)
Other	(70)	(372)
Net cash used in investing activities	(20,176)	(18,066)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	82,000	97,000
Payments on Revolving Credit Facility	(78,000)	(61,500)
Payments for deferred financing costs	—	(1,394)
Issuance of common stock upon the exercise of options	967	689
Net cash provided by financing activities	4,967	34,795
Net (decrease) increase in cash	(2,235)	3,664
Cash beginning of period	5,190	43
Cash end of period	$2,955	$3,707

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,114	$980
Income taxes	$77	$2,594
Lease liabilities	$27,092	$29,327
Right-of-use assets obtained in exchange for new operating lease obligations	$10,326	$2,842
Non-cash adjustment to right-of-use assets and lease liabilities from lease modifications	$6,270	$159
Non-cash adjustment to right-of-use assets and lease liabilities from lease terminations and assignments	$(43,136)	$—
Non-cash investing activity:
Capital expenditures in accounts payable	$1,100	$551

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and operational senior living units)

1. DESCRIPTION OF BUSINESS
The Pennant Group, Inc. (herein referred to as “Pennant,” the “Company,” “it,” or “its”), is a holding company with no direct operating assets, employees or revenue. The Company, through its independent operating subsidiaries, provides healthcare services across the post-acute care continuum. As of September 30, 2022, the Company’s subsidiaries operated 94 home health, hospice and home care agencies and 49 senior living communities located in Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming.

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

CARES Act: The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act allowed for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. The Company deferred approximately $7,836 of the employer-paid portion of social security taxes, of which $4,129 remains as of September 30, 2022 and is included in current liabilities in accrued wages and related liabilities. The CARES Act also expanded the

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Centers for Medicare & Medicaid Services’ (“CMS”) ability to provide accelerated/advance payments intended to increase the cash flow of healthcare providers and suppliers impacted by COVID-19. During 2020, the Company applied for and received $27,997 in funds under the Accelerated and Advance Payment (“AAP”) Program, all of which was recouped as of June 23, 2022.

3. TRANSACTIONS WITH ENSIGN
On October 1, 2019, The Ensign Group, Inc. (“Ensign”) completed the separation of Pennant (the “Spin-Off”). In connection with the Spin-Off, Pennant entered into several agreements with Ensign that set forth the principal actions taken or to be taken in connection with the Spin-Off and govern the relationship of the parties following the Spin-Off. The Transitions Services Agreement with Ensign (the “Transition Services Agreement”) provided Pennant primarily administrative support. The Transitions Services Agreement expired two years from the Spin-Off date. The Company incurred costs of $231 and $1,332 for the three and nine months ended September 30, 2022 and $706 and $2,441 for the three and nine months ended September 30, 2021, respectively that related primarily to shared administrative support and other services at proximate operations.

Services included in cost of services were $812 and $2,035 for the three and nine months ended September 30, 2022 and $760 and $2,377 for the three and nine months ended September 30, 2021, respectively, that related primarily to room and board charges at skilled nursing facilities for hospice patients. Additionally, the Company’s independent operating subsidiaries leased 29 and 31 communities from subsidiaries of Ensign under a master lease arrangement as of September 30, 2022 and September 30, 2021, respectively. See further discussion below at Note 8, Leases.

On January 27, 2022, affiliates of the Company, entered into certain operations transfer agreements (collectively, the “Transfer Agreements”) with affiliates of Ensign, providing for the transfer of the operations of five senior living communities (the “Transaction”). The Transfer Agreements require one of the transferors to place $6.5 million in escrow to cover post-closing capital expenditures and operating losses related to one of the communities, and such escrow is funded by an initial payment by the transferor at closing followed by eight equal monthly installments. The Transaction closed in April 2022.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to The Pennant Group, Inc.	$4,831	$1,245	$3,169	$4,845

Denominator:
Weighted average shares outstanding for basic net income per share	29,335	28,444	28,840	28,364
Plus: assumed incremental shares from exercise of options and assumed conversion or vesting of restricted stock(a)	837	2,112	1,342	2,355
Adjusted weighted average common shares outstanding for diluted income per share	30,172	30,556	30,182	30,719

Earnings Per Share:
Basic net income per common share	$0.16	$0.04	$0.11	$0.17
Diluted net income per common share	$0.16	$0.04	$0.10	$0.16

(a)
The diluted per share amounts do not reflect common equivalent shares outstanding of 1,858 and 1,806 for the three and nine months ended September 30, 2022 and 815 and 437 for the three and nine months ended September 30, 2021, respectively, because of their anti-dilutive effect.

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

Revenue from the Medicare and Medicaid programs accounted for 62.4% and 62.3% of the Company’s revenue, for the three and nine months ended September 30, 2022, and 62.2% and 62.6% for the three and nine months ended September 30, 2021, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement.

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

Revenue By Payor

Revenue by payor for the three months ended September 30, 2022 and 2021, is summarized in the following tables:

	Three Months Ended September 30, 2022
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$23,040	$35,367	$—	$58,407	49.4%
Medicaid	2,151	4,065	9,127	15,343	13.0
Subtotal	25,191	39,432	9,127	73,750	62.4
Managed care	14,594	1,062	—	15,656	13.2
Private and other(a)	5,472	28	23,444	28,944	24.4
Total revenue	$45,257	$40,522	$32,571	$118,350	100.0%

(a)	Private and other payors in the Company’s home health and hospice services segment includes revenue from all payors generated in the Company’s home care operations.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended September 30, 2021
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$20,227	$35,059	$—	$55,286	49.4%
Medicaid	1,938	3,074	9,330	14,342	12.8
Subtotal	22,165	38,133	9,330	69,628	62.2
Managed care	11,969	879	—	12,848	11.5
Private and other(a)	5,800	57	23,588	29,445	26.3
Total revenue	$39,934	$39,069	$32,918	$111,921	100.0%

(a)	Private and other payors in the Company’s home health and hospice services segment includes revenue from all payors generated in the Company’s home care operations.

Revenue by payor for the nine months ended September 30, 2022 and 2021, is summarized in the following tables:

	Nine Months Ended September 30, 2022
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$67,861	$103,322	$—	$171,183	49.1%
Medicaid	7,389	11,189	27,502	46,080	13.2
Subtotal	75,250	114,511	27,502	217,263	62.3
Managed care	42,106	2,999	—	45,105	13.0
Private and other(a)	16,538	194	69,476	86,208	24.7
Total revenue	$133,894	$117,704	$96,978	$348,576	100.0%

(a)	Private and other payors in the Company’s home health and hospice services segment includes revenue from all payors generated in the Company’s home care operations.

	Nine Months Ended September 30, 2021
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$61,055	$101,771	$—	$162,826	49.7%
Medicaid	6,659	8,507	27,266	42,432	12.9
Subtotal	67,714	110,278	27,266	205,258	62.6
Managed care	34,586	2,241	—	36,827	11.2
Private and other(a)	16,594	302	68,948	85,844	26.2
Total revenue	$118,894	$112,821	$96,214	$327,929	100.0%

(a)	Private and other payors in the Company’s home health and hospice services segment includes revenue from all payors generated in the Company’s home care operations.

Balance Sheet Impact

Included in the Company’s Condensed Consolidated Balance Sheets are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounts receivable, net as of September 30, 2022 and December 31, 2021 is summarized in the following table:

	September 30, 2022	December 31, 2021
Medicare	$31,125	$31,327
Medicaid	9,127	11,793
Managed care	8,990	7,901
Private and other	3,184	3,821
Accounts receivable, gross	52,426	54,842
Less: allowance for doubtful accounts	(822)	(902)
Accounts receivable, net	$51,604	$53,940

Concentrations- Credit Risk

The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s gross receivables from the Medicare and Medicaid programs accounted for approximately 76.8% and 78.6% of its total gross accounts receivable as of September 30, 2022 and December 31, 2021, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 62.4% and 62.3% for the three and nine months ended September 30, 2022, and 62.2% and 62.6% of the Company’s revenue for the three and nine months ended September 30, 2021.

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

As of September 30, 2022, the Company provided services through 94 affiliated home health, hospice and home care agencies, and 49 affiliated senior living operations. The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. The Company’s Service Center provides various services to all lines of business. The Company does not review assets by segment and therefore assets by segment are not disclosed below.

The CODM uses Segment Adjusted EBITDAR from Operations as the primary measure of profit and loss for the Company's reportable segments and to compare the performance of its operations with those of its competitors. Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs and credit allowances, (4) redundant and nonrecurring costs associated with the Transition Services Agreement, (5) the loss related to senior living operations transferred to Ensign, (6) unusual or

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

non-recurring charges, and (7) net income attributable to noncontrolling interest. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
The following tables present certain financial information regarding the Company’s reportable segments, general and administrative expenses are not allocated to the reportable segments and are included in “All Other” for the three and nine months ended September 30, 2022 and 2021:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Three Months Ended September 30, 2022
Revenue	$85,779	$32,571	$—	$118,350
Segment Adjusted EBITDAR from Operations	$15,380	$9,370	$(7,779)	$16,971
Three Months Ended September 30, 2021
Revenue	$79,003	$32,918	$—	$111,921
Segment Adjusted EBITDAR from Operations	$14,409	$9,106	$(6,783)	$16,732

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Nine Months Ended September 30, 2022
Revenue	$251,598	$96,978	$—	$348,576
Segment Adjusted EBITDAR from Operations	$45,056	$27,573	$(23,795)	$48,834
Nine Months Ended September 30, 2021
Revenue	$231,715	$96,214	$—	$327,929
Segment Adjusted EBITDAR from Operations	$43,131	$27,692	$(19,249)	$51,574

This following table provides a reconciliation of Segment Adjusted EBITDAR from Operations to income from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment Adjusted EBITDAR from Operations	$16,971	$16,732	$48,834	$51,574
Less: Depreciation and amortization	1,251	1,200	3,677	3,545
Rent—cost of services	9,391	10,334	28,520	30,455
Other expense	(18)	—	(50)	(24)
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(a)	430	532	938	991
Share-based compensation expense and related taxes(b)	(2,501)	2,568	2,319	7,483
Acquisition related costs & credit allowances(c)	1,000	36	1,014	73
Transition services costs(d)	—	236	77	1,825
Loss related to senior living operations transferred to Ensign(e)	144	—	6,078	—
Unusual or non-recurring charges(f)	293	—	293	—
Add: Net income (loss) attributable to noncontrolling interest	163	(124)	387	(342)
Condensed Consolidated Income from Operations	$7,144	$1,702	$6,355	$6,884

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)
Share-based compensation expense and related payroll taxes incurred, including the impact of the modification of certain restricted stock units described below in Note 12, Options and Awards, to the Interim Financial Statements. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense

(c)	Non-capitalizable costs associated with acquisitions and credit allowances for amounts in dispute with the prior owners of certain acquired operations.
(d)
Costs identified as redundant or non-recurring incurred by the Company as a result of the Spin-off. The 2021 amounts represents part of the costs incurred under the Transition Services Agreement. All amounts are included in general and administrative expense. Fees incurred under the Transition Services Agreement were $231 and $1,332 for the three and nine months ended September 30, 2022, and $706 and $2,441 for the three and nine months ended September 30, 2021.

(e)
On January 27, 2022, affiliates of the Company, entered into certain operations transfer agreements (collectively, the “Transfer Agreements”) with affiliates of Ensign, providing for the transfer of the operations of certain senior living communities (the “Transaction”) from affiliates of the Company to affiliates of Ensign. The closing of the Transaction was completed in two phases with the transfer of two operations on March 1, 2022 and the remainder transferred on April 1, 2022. The amount includes $6,500 for the nine months ended September 30, 2022 to cover post-closing capital expenditures and operating losses related to one of the communities transferred on April 1, 2022. The amount above also includes $144 and $(422) for the three and nine months ended September 30, 2022, respectively, for the related net impact on revenue and cost of service attributable to the transferred entities. This amount excludes rent and depreciation and amortization expense related to such operations.

(f)	Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative expenses.

7. ACQUISITIONS
The Company’s acquisition focus is to acquire operations that are complementary to the Company’s current businesses, accretive to the Company’s business or otherwise advance the Company’s strategy. The results of all the Company’s independent operating subsidiaries are included in the Interim Financial Statements subsequent to the date of acquisition. Acquisitions are accounted for using the acquisition method of accounting.

2022 Acquisitions

During the nine months ended September 30, 2022, the Company expanded its operations with the addition of two home health and four hospice agencies as well as one senior living community. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction.

The fair value of assets for the Company’s home health and hospice acquisitions was mostly concentrated in goodwill and intangible assets and as such, these transactions were classified as a business combination in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The purchase price for the business combinations was $9,680, which consisted of equipment and other assets of $188, goodwill of $4,925, and indefinite-lived intangible assets of $4,714 related to Medicare and Medicaid licenses, and other intangible assets of $40, net of assumed liabilities of $187. The Company anticipates that the total goodwill recognized will be fully deductible for tax purposes. There were no material acquisition costs that were expensed related to the business combination during the nine months ended September 30, 2022.

2021 Acquisitions

During the nine months ended September 30, 2021, the Company expanded its operations with the addition of five home health and four hospice and two home care agencies. The aggregate purchase price for these acquisitions was $14,135. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unaudited Pro Forma Data

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return. The operating subsidiaries acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. From time to time, these acquisitions are more strategic in nature that may or may not have positive operational results. Financial information, especially with underperforming operating subsidiaries, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. Revenue and income (loss) before tax included in the condensed consolidated statement of income relating to the business combinations completed in the current year was $720 and $(106) during the three months ended September 30, 2022, respectively, and $3,674 and $(1,058) during the nine months ended September 30, 2022, respectively. Acquisition costs related to the business combinations were immaterial during the three and nine months ended September 30, 2022, respectively.

Pro forma financial information has been included for the business combinations completed during the three and nine months ended September 30, 2022 and the three and nine months ended September 30, 2021, respectively. The acquisitions during the three and nine months ended September 30, 2022 have been included in the September 30, 2022 condensed consolidated balance sheets of the Company, and the operating results have been included in the condensed consolidated statements of income of the Company since the dates the Company gained effective control.

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

The following tables represent unaudited pro forma results of condensed consolidated operations as if the business combinations to date in fiscal year 2022 had occurred at the beginning of 2021, after giving effect to certain adjustments. The unaudited pro forma information is not indicative of what the results of operations would have been if the acquisitions had actually occurred at the beginning of the periods presented, and is not intended as a projection of future results or trends.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$119,070	$114,149	$352,250	$334,612
Net income attributable to The Pennant Group, Inc.(a)	$4,751	$1,143	$2,370	$4,561

(a)
Net income attributable to The Pennant Group, Inc. for the three and nine months ended September 30, 2022 and 2021 includes a tax impact of 24.5% and 24.7%, which are the respective statutory tax rates.

Subsequent Events

On November 1, 2022, the Company closed on the purchase of one home health agency that expands the Company’s footprint in Wisconsin. The purchase of the home health agency was $450. A subsidiary of the Company entered into an operations transfer agreement with the prior operator.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. PROPERTY AND EQUIPMENT—NET
Property and equipment, net consist of the following:

	September 30, 2022	December 31, 2021
Land	$96	$—
Building	1,890	—
Leasehold improvements	16,161	11,660
Equipment	26,593	22,415
Furniture and fixtures	1,283	1,199
	46,023	35,274
Less: accumulated depreciation	(22,109)	(18,486)
Property and equipment, net	$23,914	$16,788

Depreciation expense was $1,244 and $3,640 for the three and nine months ended September 30, 2022 and $1,189 and $3,527 for the three and nine months ended September 30, 2021, respectively.

The Company acquired one building and related assets during the nine months ended September 30, 2022 associated with an existing senior living community operation. The total acquisition price of the land, building and related equipment was $2,007.

The Company measures certain assets at fair value on a non-recurring basis, including long-lived assets, which are evaluated for impairment. Long-lived assets include assets such as property and equipment, operating lease assets and certain intangible assets. The inputs used to determine the fair value of long-lived assets and a reporting unit are considered Level 3 measurements due to their subjective nature. Management has evaluated its long-lived assets and determined there was no impairment during the three and nine months ended September 30, 2022 and 2021.

9. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS
The following table represents activity in goodwill by segment for the nine months ended September 30, 2022:

	Home Health and Hospice Services	Senior Living Services	Total
December 31, 2021	$70,623	$3,642	$74,265
Additions	4,925	—	4,925
September 30, 2022	$75,548	$3,642	$79,190

Other indefinite-lived intangible assets consist of the following:

	September 30, 2022	December 31, 2021
Trade name	$1,385	$1,355
Medicare and Medicaid licenses	57,089	52,375
Total	$58,474	$53,730

No goodwill or intangible asset impairments were recorded during the three and nine months ended September 30, 2022 and 2021.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	September 30, 2022	December 31, 2021
Refunds payable	$2,969	$3,095
Deferred revenue	1,570	1,456
Contract liabilities (CARES Act advance payments)	—	6,211
Resident deposits	4,752	5,111
Property taxes	1,034	1,102
Accrued self-insurance liabilities	3,538	1,613
Accrued fee for transfer of senior living community	1,875	—
Other	3,561	2,896
Other accrued liabilities	$19,299	$21,484

Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Deferred revenue occurs when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to residents.

11. DEBT
Long-term debt, net consists of the following:

	September 30, 2022	December 31, 2021
Revolving Credit Facility	$57,500	$53,500
Less: unamortized debt issuance costs(a)	(1,738)	(2,128)
Long-term debt, net	$55,762	$51,372

(a)
Amortization expense for debt issuance costs was $130 and $390 for three and nine months ended September 30, 2022 and $129 and $358 for the three and nine months ended September 30, 2021, respectively, and is recorded in interest expense, net on the Condensed Consolidated Statements of Income.

On February 23, 2021, Pennant entered into an amendment to its existing credit agreement (as amended, the “Credit Agreement”), which provides for an increased revolving credit facility with a syndicate of banks with a borrowing capacity of $150,000 (the “Revolving Credit Facility”). The interest rates applicable to loans under the Revolving Credit Facility are, at the Company’s election, either (i) Adjusted LIBOR (as defined in the Credit Agreement) plus a margin ranging from 2.3% to 3.3% per annum or (ii) Base Rate plus a margin ranging from 1.3% to 2.3% per annum, in each case, based on the ratio of Consolidated Total Net Debt to Consolidated EBITDA (each, as defined in the Credit Agreement). In addition, Pennant pays a commitment fee on the undrawn portion of the commitments under the Revolving Credit Facility which ranges from 0.35% to 0.50% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio of the Company and its subsidiaries. The Company is not required to repay any loans under the Credit Agreement prior to maturity in 2026, other than to the extent the outstanding borrowings exceed the aggregate commitments under the Credit Agreement. As of September 30, 2022, the Company’s weighted average interest rate on its outstanding debt was 5.27%. As of September 30, 2022, the Company had available borrowing on the Revolving Credit Facility of $88,314, which is net of outstanding letters of credit of $4,186.

The fair value of the Revolving Credit Facility approximates carrying value, due to the short-term nature and variable interest rates. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates.

The Credit Agreement is guaranteed, jointly and severally, by certain of the Company’s independent operating subsidiaries, and is secured by a pledge of stock of the Company's material independent operating subsidiaries as well as a first lien on substantially all of each material operating subsidiary's personal property. The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions,

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of September 30, 2022, the Company was compliant with all such financial covenants.

12. OPTIONS AND AWARDS
Outstanding options and restricted stock awards of the Company were granted under the 2019 Omnibus Incentive Plan (the “OIP”) and Long-Term Incentive Plan (the “LTIP”), together referred to as the “Pennant Plans”).

Under the the Pennant Plans, stock-based payment awards, including employee stock options, restricted stock awards (“RSA”), and restricted stock units (“RSU” and together with RSA, “Restricted Stock”) are issued based on estimated fair value. The following disclosures represent share-based compensation expense relating to employees of the Company’s subsidiaries and non-employee directors who have awards under the Pennant Plans.

Total share-based compensation expense for all Plans for the three and nine months ended September 30, 2022 and 2021 was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Share-based compensation expense related to stock options	$859	834	$2,480	$2,216
Share-based compensation expense related to Restricted Stock	(3,664)	1,547	(643)	4,597
Share-based compensation expense related to Restricted Stock to non-employee directors	58	187	236	670
Total share-based compensation	$(2,747)	$2,568	$2,073	$7,483

In future periods, the Company estimates it will recognize the following share-based compensation expense for unvested stock options and unvested Restricted Stock as of September 30, 2022:

	Unrecognized Compensation Expense	Weighted Average Recognition Period (in years)
Unvested Stock Options	$11,041	3.4
Unvested Restricted Stock	3,577	4.7
Total unrecognized share-based compensation expense	$14,618

On July 25, 2022 the Company modified certain outstanding RSUs granted in connection with the Spin-off. All the RSUs had an original vesting date of October 1, 2022. The modification resulted in the forfeiture of 250,000 outstanding RSUs and accelerated the vesting on the remaining 942,842 RSUs from October 1, 2022 to July 31, 2022. The modification of the award resulted in a net reduction of share-based compensation expense related to the awards of $3,812 in recorded general and administrative expense during the third quarter. Additionally, the Company granted 250,000 RSAs to certain executives and employees on July 25, 2022 under The Pennant Group, Inc. 2019 Omnibus Incentive Plan. The RSAs vest in five equal annual installments beginning on the first anniversary of the date of the grant.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted as of June 30:

Grant Year	Options Granted	Risk-Free Interest Rate	Expected Life(a)	Expected Volatility(b)	Dividend Yield	Weighted Average Fair Value of Options
2022	349	2.3%	6.5	39.8%	—%	$6.71
2021	364	1.0%	6.5	38.2%	—%	$14.82

(a)
Under the midpoint method, the expected option life is the midpoint between the contractual option life and the average vesting period for the options being granted. This resulted in an expected option life of 6.5 years for the options granted.

(b)	Because the Company’s equity shares have been traded for a relatively short period of time, expected volatility assumption was based on the volatility of related industry stocks.

The following table represents the employee stock option activity during the nine months ended September 30, 2022:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
December 31, 2021	2,242	$21.38	840	$12.28
Granted	349	15.40
Exercised	(106)	9.12
Forfeited	(162)	23.58
Expired	(50)	17.28
September 30, 2022	2,273	$20.97	880	$15.57

Restricted Stock

A summary of the status of Pennant’s non-vested Restricted Stock, and changes during the nine months ended September 30, 2022, is presented below:

	Non-Vested Restricted Stock	Weighted Average Grant Date Fair Value
December 31, 2021	1,493	$15.00
Granted	276	13.63
Vested	(1,070)	14.97
Forfeited	(256)	15.05
September 30, 2022	443	$14.18

13. LEASES
The Company’s independent operating subsidiaries lease 49 senior living communities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 21 years. Most of these leases contain renewal options, most involve rent increases and none contain purchase options. The lease term excludes lease renewals because the renewal rents are not at a bargain, there are no economic penalties for the Company to renew the lease, and it is not reasonably certain that the Company will exercise the extension options. The Company’s independent operating subsidiaries leased 29 and 31 communities from subsidiaries of Ensign (the “Ensign Leases”) under a master lease arrangement as of September 30, 2022 and September 30, 2021, respectively. Each of the leases have a initial term of between 14 and 20 years from the lease commencement date. The total amount of rent expense included in rent - cost of services paid to subsidiaries of Ensign was $3,760 and $10,250 for the three and nine months ended September 30, 2022, respectively, and $3,169 and $9,415 for the three and nine months ended September 30, 2021, respectively. In addition to rent, each of the

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

operating companies are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all community maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties.

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

On January 27, 2022, affiliates of the Company, entered into Transfer Agreements with affiliates of Ensign, providing for the transfer of the operations of senior living communities. The closing of the Transaction was completed in two phases with the transfer of two operations on March 1, 2022 and the remainder transferred on April 1, 2022. As a result of the lease terminations, the Company reduced both the right of use assets and the lease liabilities by $42,515. Four of the terminated leases were part of master lease agreements. As a result of the transferred leases being removed from master lease arrangements, the remaining lease components under the master lease arrangements were modified which resulted in a net increase to the lease liability and ROU asset balance of $6,522 for the nine months ended September 30, 2022.

The components of operating lease cost, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Lease Costs:
Community Rent—cost of services	$8,129	$9,052	$24,755	$26,844
Office Rent—cost of services	1,262	1,282	3,765	3,611
Rent—cost of services	$9,391	$10,334	$28,520	$30,455

General and administrative expense	$86	$51	$241	$192
Variable lease cost (a)	$1,590	$1,609	$4,463	$4,598

(a)
Represents variable lease cost for operating leases, which costs include property taxes and insurance, common area maintenance, and consumer price index increases, incurred as part of the Company’s triple net lease, and which is included in cost of services for the three and nine months ended September 30, 2022 and 2021.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table shows the lease maturity analysis for all leases as of September 30, 2022, for the years ended December 31:

Year	Amount
2022 (Remainder)	$8,800
2023	34,844
2024	34,100
2025	32,770
2026	31,955
Thereafter	276,631
Total lease payments	419,100
Less: present value adjustments	(153,731)
Present value of total lease liabilities	265,369
Less: current lease liabilities	(15,948)
Long-term operating lease liabilities	$249,421

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at each lease’s commencement date to determine each lease's operating lease liability. As of September 30, 2022, the weighted average remaining lease term is 12.9 years and the weighted average discount rate is 7.6%.

14. INCOME TAXES
The Company recorded income tax expense of $1,074 and $69 or 17.7% and 5.8% of earnings before income taxes for the three months ended September 30, 2022 and 2021, respectively. The increase in tax is primarily due to less excess tax benefits on equity compensation.

The Company recorded income tax expense of $241 and $1,013 or 6.3% and 18.4% of earnings before income taxes for the nine months ended September 30, 2022 and 2021, respectively. The decrease in tax is primarily due to less non-deductible equity compensation and tax benefit related to the Transfer Agreements with Ensign.

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

In addition to the potential lawsuits and claims described above, the Company is also subject to potential lawsuits under the False Claims Act (the “FCA”) and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. A violation may provide the basis for exclusion from federally funded healthcare programs. Such exclusions could have a correlative negative impact on the Company’s financial performance. Some states, including California, Arizona and Texas, have enacted similar whistleblower and false claims laws and regulations. In addition, the Deficit Reduction Act of 2005 created incentives for states to enact anti-fraud legislation modeled on the FCA, for which 18 states have qualified, including California and Texas, where we conduct business. As such, the Company could face increased scrutiny, potential liability and legal expenses and costs based on claims under state false claims acts in markets in which it conducts business.

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

As of September 30, 2022, seven of the Company’s independent operating subsidiaries had Reviews scheduled, on appeal or in dispute resolution process, both pre- and post-payment. If an operation fails an initial or subsequent Review, the operation could then be subject to extended Review, suspension of payment, or extrapolation of the identified error rate to all billing in the same time period. The Company, from time to time, receives record requests in reviews which have resulted in claim denials on paid claims. The Company has appealed substantially all denials arising from these reviews using the applicable appeals process. As of September 30, 2022, and through the filing of this Quarterly Report on Form 10-Q, the

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company’s independent operating subsidiaries have responded to the Reviews that are currently ongoing, on appeal or in dispute resolution process. The Company cannot predict the ultimate outcome of any regulatory and other governmental reviews. While such reviews are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The costs to respond to and defend such reviews may be significant and an adverse determination in such reviews may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, other penalties (some of which may not be covered by insurance), and termination from Medicare programs which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.

From June 2021 to May 2022, one hospice provider number was subject to a Medicare payment suspension imposed by a UPIC. As of September 30, 2022, the total amount due from the government payor impacted by the suspension was $5,181 and was recorded in long-term other assets. The amounts suspended represent all Medicare payments due to the provider number during the suspension.

In May 2022, the Company received communication that the Medicare payment suspension was terminated and the UPIC’s review was complete. The UPIC reviewed 107 patient records covering a 10-month period to determine whether, in its view, a Medicare overpayment was made. Based on the results of the review, the UPIC has alleged sampled and extrapolated overpayments of $5,165, and has withheld that amount through continued recoupment of Medicare payments. The Company is pursuing its appeal rights through the administrative appeals process, including contesting the methodology used by the UPIC to perform statistical extrapolation. At this stage of the review, based on the information currently available to the Company, the Company cannot predict the timing or the ultimate outcome of this review. As of September 30, 2022, we have an accrued liability that is immaterial for this review which was recorded as an offset to revenue.

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
•difficulty complying with state and federal vaccination mandates, which widely vary, the enforcement of which is in flux, and the potential effects of such vaccine mandates on our business, including our ability to retain and hire staff and maintain residents of our senior living communities;
•uncertainties related to the end of the COVID-19 public health emergency declared by federal and state authorities, and the ongoing expiration of certain waivers granted during that emergency prior to its termination;
•federal and state changes to, or delays receiving, reimbursement and other aspects of Medicaid and Medicare;
•changes in the regulations affecting the healthcare industry;
•proposed changes to payment models and reimbursement amounts within the Medicare and Medicaid fee schedules for future calendar years;
•potential additional regulation affecting the ownership, operating standards, and staffing of businesses in our industry;
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
•general economic conditions, including inflation and increasing interest rates, which raise the costs of goods and borrowing capital, which may affect the delivery and affordability of our services;
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

Overview

We are a leading provider of high-quality healthcare services to patients of all ages, including the growing senior population, in the United States. We strive to be the provider of choice in the communities we serve through our innovative operating model. We operate in multiple lines of businesses including home health, hospice and senior living services across Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. As of September 30, 2022, our home health and hospice business provided home health, hospice and home care services from 94 agencies operating across these 14 states, and our senior living business operated 49 senior living communities throughout six states.

The following table summarizes our affiliated home health and hospice agencies and senior living communities as of:

	December 31,								September 30,
	2014	2015	2016	2017	2018	2019	2020	2021	2022
Home health and hospice agencies	25	32	39	46	54	63	76	88	94
Senior living communities	15	36	36	43	50	52	54	54	49
Senior living units	1,587	3,184	3,184	3,434	3,820	3,963	4,127	4,127	3,500
Total number of home health, hospice, and senior living operations	40	68	75	89	104	115	130	142	143

COVID-19

We have been, and we expect to continue to be, impacted by several factors related to the viral disease known as COVID-19 (“COVID-19”) that may cause actual results to differ from our historical results or current expectations. Although global outbreaks of COVID-19 have decreased and best practices for responding to COVID-19 are now better understood, we cannot predict the future course of the virus and its impacts on staffing, on our operating practices, and on our financial results.

Home Health and Hospice

During the third quarter of 2022, the labor challenges experienced throughout the past year continued with some moderation. For the third quarter of 2022, hospice average discharged length of stay was impacted slightly as a result of a shift of patient referrals from more acute settings, resulting in a modest decline in hospice average length of stay despite an incremental improvement in hospice admissions.

Senior Living

COVID-19 continues to impact our senior living business and geographies, including impacts on our residents, team members, vendors and business partners. While our overall senior living occupancy has decreased since the onset of the COVID-19 pandemic due to a greater number of move outs net of move ins, during the third quarter of 2022 we experienced modest improvement in occupancy. We cannot be sure if or when the occupancy levels in our senior living communities will improve over multiple measurement periods or return to pre-pandemic levels.

Labor

Wage rates have increased in response to COVID-driven staffing shortages and the lingering disruption COVID-19 caused to the labor market. We are monitoring the ongoing impact of COVID-19 on labor costs due to increased overtime, premium pay, and temporary labor to supplement existing staffing.

Recent Activities

Acquisitions. During the nine months ended September 30, 2022, we expanded our operations with the addition of two home health and four hospice agencies as well as one senior living community. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of the acquired operation as part of each transaction.

On November 1, 2022, we closed on the acquisition of one home health agency that expands our footprint in Wisconsin. The purchase price of the home health agency was $0.5 million.

Trends

Since the pandemic began and throughout the 2021 fiscal year, we experienced a steady decline in senior living occupancy as move-ins declined relative to move-outs due to the pandemic. However, we have experienced modest senior living occupancy improvement through the third quarter of 2022, partly as a result of improving COVID-19 case trends and renewed consideration of senior living communities as a home based care setting. Nevertheless, we cannot be sure when the occupancy levels in our senior living communities will return to pre-pandemic levels. As uncertainty regarding the COVID-19 pandemic persists, if there is a resurgence in cases, or if variant strains aggressively emerge, we could see a more prolonged recovery.

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

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020, and subsequent regulatory actions. The CARES Act contained provisions for accelerated or advance Medicare payments (“AAP”) to provide supporting cash flow to providers and suppliers combating the effects of the COVID-19 pandemic. We applied for and received $28.0 million in 2020. These funds were subject to automatic recoupment through offsets to new claims beginning one year after payment were issued. On June 23, 2022, we completed repayment of all the AAP we had received.

The CARES Act payroll tax deferral program allowed employers to defer the deposit and payment of the employer’s portion of social security taxes that otherwise would be due between March 27, 2020, and December 31, 2020. The CARES Act permits employers to deposit half of these deferred payments by the end of 2021 and the other half by the end of 2022. The Company deferred approximately $7.8 million of the employer-paid portion of social security taxes, of which $4.1 million remains unpaid as of September 30, 2022, all of which is included in current liabilities in accrued wages and related liabilities and is expected to be paid by the end of 2022.

As described in our most recent Annual Report on Form 10-K, Item 1A, Risks Related to COVID-19, CMS issued, and the United States Supreme Court upheld, an interim final rule requiring workers of Medicare- or Medicaid-reimbursed operations to be fully vaccinated or subject to an appropriate exemption. The application of this interim final rule has been extended to all 50 states after litigation before various courts, including the United States Supreme Court. The deadline for compliance with this mandate by March 21, 2022, based on the state of operation. In addition, several states in which our independent operating subsidiaries are located issued their own vaccine requirements, most notably California, Colorado,

Oregon, and Washington. Since then, CMS has issued guidance indicating that its surveys for compliance with the interim final rule’s vaccine mandate will only be enforced in surveys used for initial certification or recertification of providers, and in response to complaints of non-compliance. Colorado has since allowed its COVID-19 vaccination mandate for healthcare workers to expire. In some of the states where our independent operating subsidiaries are located, state requirements for vaccination of healthcare workers have been updated to address the availability and necessity of vaccine boosters after receiving an initial one- or two-injection course of vaccination. Still other states, such as Texas, have prohibited COVID-19 vaccines from being required as a matter of state law, although the interim final rule requires employees of Medicare-participating health care facilities to receive the COVID-19 vaccination. Compliance with the relevant federal and state vaccine mandates or laws is challenging, due to both legal challenges, differing requirements, and changes to those requirements, including their expiration or termination.

As of September 30, 2022, our independent operating subsidiaries are substantially in compliance with these mandates. While the mandates have contributed to industry-wide staffing shortages and increased competition for qualified employees, increasing our employee costs, those impacts have been felt across the health care industry and are not unique to our operations. The various federal and state mandates have also created ongoing testing, tracking and other administrative obligations and expenses, which may persist as long as the mandates are in place.

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

On June 17, 2022, the CMS issued the 2023 Home Health Prospective Payment System Rate Update proposed rule. The proposed rule would apply a permanent decrease of nearly 7.7% to the home health 30-day period standard payment rate for assumed behavior changes resulting from implementation of the Patient Driven Grouping Model (“PDGM”), except for low utilization payment adjustments (“LUPAs”). Additionally, CMS proposes a temporary adjustment of payments to recover as soon as 2024 $2.0 billion in overpayments made in the PDGM program. Aside from these adjustments, CMS has proposed a 2.9% basket increase for the home health payment update in calendar year 2023. Under the proposed rule, CMS would also recalibrate case-mix weights and low utilization payment adjustment thresholds using 2021 data. Additionally, the proposed rule would apply a permanent 5.0% cap on decreases in the wage index, meaning a facility’s wage index for any future year would not be less than 95.0% of the final wage index for the preceding year. For home health agencies that do not report required quality reporting data to CMS, their increase in payment would only be 0.9%, rather than the full 2.9% contemplated in the proposed rule. Overall, the proposed rule estimates that Medicare payments to all home health agencies would decrease in the aggregate by 4.2%, or $810 million, based on its contents. Home health organizations have submitted comments in response to this proposed rule and expressed their concerns to CMS regarding the methodologies used in the proposed rule resulting in potential adjustments to their reimbursement. The final rule for the 2023 Home Health Prospective Payment System Rate Update is expected in the fourth quarter of 2022 and would be effective beginning January 1, 2023.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted. The IRA introduced changes to U.S. corporate income tax law, including a 15% corporate minimum tax, a 1% excise tax on stock buybacks, and various energy-related deduction and credit provisions. The Company does not anticipate the IRA will have a significant impact on the Company’s income taxes.

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
The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Home health services:
Total home health admissions	10,152	9,213	30,389	28,079
Total Medicare home health admissions	4,637	4,211	13,952	13,115
Average Medicare revenue per 60-day completed episode(a)	$3,589	$3,388	$3,548	$3,383
Hospice services:
Total hospice admissions	2,392	2,219	6,920	6,420
Average hospice daily census	2,293	2,337	2,270	2,313
Hospice Medicare revenue per day	$176	$174	$177	$173

(a)	The year to date average Medicare revenue per 60-day completed episode includes post period claim adjustments for prior quarters.

Senior Living Services

•Occupancy. The ratio of actual number of days our units are occupied during any measurement period to the number of days units are available for occupancy during such measurement period.
•Average monthly revenue per occupied unit. The room and board revenue for senior living services during any measurement period divided by actual occupied senior living units for such measurement period divided by the number of months for such measurement period.
The following table summarizes our senior living statistics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Occupancy	76.5%	73.7%	75.1%	72.8%
Average monthly revenue per occupied unit	$3,560	$3,174	$3,465	$3,179

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

Senior Living Services. As of September 30, 2022, we provided assisted living, independent living and memory care services in 49 communities. Within our senior living operations, we generate revenue primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs.

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenue	100.0%	100.0%	100.0%	100.0%
Expense:
Cost of services	80.0	80.1	79.7	79.3
Rent—cost of services	7.9	9.2	8.2	9.3
General and administrative expense	5.0	8.1	7.4	8.2
Depreciation and amortization	1.1	1.1	1.1	1.1
Loss on asset dispositions and impairment, net	—	—	1.9	—
Total expenses	94.0	98.5	98.3	97.9
Income from operations	6.0	1.5	1.7	2.1
Other (expense):
Interest expense, net	(0.9)	(0.4)	(0.7)	(0.4)
Other expense, net	(0.9)	(0.4)	(0.7)	(0.4)
Income before provision for income taxes	5.1	1.1	1.0	1.7
Provision for income taxes	0.9	0.1	0.1	0.3
Net income	4.2	1.0	0.9	1.4
Less: net (loss) income attributable to noncontrolling interest	0.1	(0.1)	0.1	(0.1)
Net income attributable to Pennant	4.1%	1.1%	0.8%	1.5%

The following table presents our consolidated GAAP Financial measures for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Consolidated GAAP Financial Measures:
Total revenue	$118,350	$111,921	$348,576	$327,929
Total expenses	$111,206	$110,219	$342,221	$321,045
Income from operations	$7,144	$1,702	$6,355	$6,884

The following tables present certain financial information regarding our reportable segments. General and administrative expenses are not allocated to the reportable segments and are included in “All Other”:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Three Months Ended September 30, 2022
Revenue	$85,779	$32,571	$—	$118,350
Segment Adjusted EBITDAR from Operations	$15,380	$9,370	$(7,779)	$16,971
Three Months Ended September 30, 2021
Revenue	$79,003	$32,918	$—	$111,921
Segment Adjusted EBITDAR from Operations	$14,409	$9,106	$(6,783)	$16,732

The following tables present certain financial information regarding our reportable segments. General and administrative expenses are not allocated to the reportable segments and are included in “All Other”:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Nine Months Ended September 30, 2022
Revenue	$251,598	$96,978	$—	$348,576
Segment Adjusted EBITDAR from Operations	$45,056	$27,573	$(23,795)	$48,834
Nine Months Ended September 30, 2021
Revenue	$231,715	$96,214	$—	$327,929
Segment Adjusted EBITDAR from Operations	$43,131	$27,692	$(19,249)	$51,574

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations to Condensed Consolidated Income from o@J

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Segment Adjusted EBITDAR from Operations(a)	$16,971	$16,732	$48,834	$51,574
Less: Depreciation and amortization	1,251	1,200	3,677	3,545
Rent—cost of services	9,391	10,334	28,520	30,455
Other Expense	(18)	—	(50)	(24)
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(b)	430	532	938	991
Share-based compensation expense(c)	(2,501)	2,568	2,319	7,483
Acquisition related costs and credit allowances(d)	1,000	36	1,014	73
Transition services costs(e)	—	236	77	1,825
Loss related to senior living operations transferred to Ensign(f)	144	—	6,078	—
Unusual or non-recurring charges(g)	293	—	293	—
Add: Net income (loss) attributable to noncontrolling interest	163	(124)	387	(342)
Condensed Consolidated Income from Operations	$7,144	$1,702	$6,355	$6,884

(a)	Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs and credit allowances, (4) redundant and nonrecurring costs associated with the Transition Services Agreement, (5) the loss related to senior living operations transferred to Ensign, (6) unusual or non-recurring charges, and (7) net income attributable to noncontrolling interest. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(b)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(c)	Share-based compensation expense and related payroll taxes incurred, including the impact of the modification of certain restricted stock units described below in Note 12, Options and Awards, to the Interim Financial Statements. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense
(d)	Non-capitalizable costs associated with acquisitions and credit allowances for amounts in dispute with the prior owners of certain acquired operations.
(e)	Costs identified as redundant or non-recurring incurred by the Company as a result of the Spin-off. The 2021 amounts represents part of the costs incurred under the Transition Services Agreement. All amounts are included in general and administrative expense. Fees incurred under the Transition Services Agreement were $231 and $1,332 for the three and nine months ended September 30, 2022, and $706 and $2,441 for the three and nine months ended September 30, 2021.
(f)	On January 27, 2022, affiliates of the Company, entered into certain operations transfer agreements (collectively, the “Transfer Agreements”) with affiliates of Ensign, providing for the transfer of the operations of certain senior living communities (the “Transaction”) from affiliates of the Company to affiliates of Ensign. The closing of the Transaction was completed in two phases with the transfer of two operations on March 1, 2022 and the remainder transferred on April 1, 2022. The amount includes $6,500 for the nine months ended September 30, 2022 to cover post-closing capital expenditures and operating losses related to one of the communities transferred on April 1, 2022. The amount above also includes $144 and $(422) for the three and nine months ended September 30, 2022, respectively, for the related net impact on revenue and cost of service attributable to the transferred entities. This amount excludes rent and depreciation and amortization expense related to such operations.
(g)	Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative expenses.
Performance and Valuation Measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Consolidated Non-GAAP Financial Measures:
Performance Metrics
Consolidated EBITDA	$8,214	$3,026	$9,595	$10,747
Consolidated Adjusted EBITDA	$7,895	$6,495	$21,648	$21,415
Valuation Metric
Consolidated Adjusted EBITDAR	$16,971		$48,834

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Segment Non-GAAP Measures:(a)
Segment Adjusted EBITDA from Operations
Home health and hospice services	$14,208	$13,194	$41,452	$39,836
Senior living services	$1,466	$84	$3,991	$828

(a)	General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss.

The tables below reconcile Consolidated Net Income to the consolidated Non-GAAP financial measures, Consolidated EBITDA and Consolidated Adjusted EBITDA, and to the Non-GAAP valuation measure, Consolidated Adjusted EBITDAR, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Consolidated Net income	$4,994	$1,121	$3,556	$4,503
Less: Net income attributable to noncontrolling interest	163	(124)	387	(342)
Add: Provision for income taxes	1,074	69	241	1,013
Interest expense, net	1,058	512	2,508	1,344
Depreciation and amortization	1,251	1,200	3,677	3,545
Consolidated EBITDA	8,214	3,026	9,595	10,747
Adjustments to Consolidated EBITDA
Add: Costs at start-up operations(a)	430	532	938	991
Share-based compensation expense(b)	(2,501)	2,568	2,319	7,483
Acquisition related costs and credit allowances(c)	1,000	36	1,014	73
Transition services costs(d)	—	236	77	1,825
Loss related to senior living operations transferred to Ensign(e)	144	—	6,078	—
Unusual or non-recurring charges(f)	293	—	293	—
Rent related to items (a) and (e) above	315	97	1,334	296
Consolidated Adjusted EBITDA	7,895	6,495	21,648	21,415
Rent—cost of services	9,391	10,334	28,520	30,455
Rent related to items (a) and (e) above	(315)	(97)	(1,334)	(296)
Adjusted rent—cost of services	9,076	10,237	27,186	30,159
Consolidated Adjusted EBITDAR	$16,971		$48,834

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense and related payroll taxes incurred, including the impact of the modification of certain restricted stock units described below in Note 12, Options and Awards, to the Interim Financial Statements. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense
(c)	Non-capitalizable costs associated with acquisitions and credit allowances for amounts in dispute with the prior owners of certain acquired operations.
(d)	Costs identified as redundant or non-recurring incurred by the Company as a result of the Spin-off. The 2021 amounts represents part of the costs incurred under the Transition Services Agreement. All amounts are included in general and administrative expense. Fees incurred under the Transition Services Agreement were $231 and $1,332 for the three and nine months ended September 30, 2022, and $706 and $2,441 for the three and nine months ended September 30, 2021.
(e)	On January 27, 2022, affiliates of the Company, entered into certain operations transfer agreements (collectively, the “Transfer Agreements”) with affiliates of Ensign, providing for the transfer of the operations of certain senior living communities (the “Transaction”) from affiliates of the Company to affiliates of Ensign. The closing of the Transaction was completed in two phases with the transfer of two operations on March 1, 2022 and the remainder transferred on April 1, 2022. The amount includes $6,500 for the nine months ended September 30, 2022 to cover post-closing capital expenditures and operating losses related to one of the communities transferred on April 1, 2022. The amount above also includes $144 and $(422) for the three and nine months ended September 30, 2022, respectively, for the related net impact on revenue and cost of service attributable to the transferred entities. This amount excludes rent and depreciation and amortization expense related to such operations.
(f)	Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative expenses.

The tables below reconcile Segment Adjusted EBITDAR from Operations to Segment Adjusted EBITDA from Operations for the periods presented:

	Three Months Ended September 30,
	Home Health and Hospice		Senior Living
	2022	2021	2022	2021
	(In thousands)
Segment Adjusted EBITDAR from Operations	$15,380	$14,409	$9,370	$9,106
Less: Rent—cost of services	1,262	1,282	8,129	9,052
Rent related to start-up and transferred operations	(90)	(67)	(225)	(30)
Segment Adjusted EBITDA from Operations	$14,208	$13,194	$1,466	$84

	Nine Months Ended September 30,
	Home Health and Hospice		Senior Living
	2022	2021	2022	2021
	(In thousands)
Segment Adjusted EBITDAR from Operations	$45,056	$43,131	$27,573	$27,692
Less: Rent—cost of services	3,765	3,611	24,755	26,844
Rent related to start-up and transferred operations	(161)	(316)	(1,173)	20
Segment Adjusted EBITDA from Operations	$41,452	$39,836	$3,991	$828

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

We calculate Consolidated EBITDA as net income, adjusted for net income attributable to noncontrolling interest prior to the Spin-Off, before (a) interest expense (b) provision for income taxes and (c) depreciation and amortization.

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

We calculate Consolidated Adjusted EBITDA by adjusting Consolidated EBITDA to exclude the effects of non-core business items, which for the reported periods includes, to the extent applicable:

•costs at start-up operations;
•share-based compensation expense;
•acquisition related costs and credit allowances;
•redundant or nonrecurring costs incurred as part of the Transition Services Agreement;
•loss related to senior living operations and assets transferred to Ensign; and
•unusual or non-recurring.

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

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Revenue

	Three Months Ended September 30,
	2022		2021
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$39,873	33.8%	$34,228	30.6%
Hospice	40,522	34.2	39,069	34.9
Home care and other(a)	5,384	4.5	5,706	5.1
Total home health and hospice services	85,779	72.5	79,003	70.6
Senior living services	32,571	27.5	32,918	29.4
Total revenue	$118,350	100.0%	$111,921	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $6.4 million, or 5.7% during the three months ended September 30, 2022. We experienced growth of $6.8 million from increased operational performance in our Home Health and Hospice segment as detailed below. The growth in Home Health and Hospice segment revenue was offset by a decrease in Senior Living segment revenue of $0.3 million driven primarily by the transfer of senior living communities to Ensign on March 1, 2022 and April 1, 2022.
Home Health and Hospice Services

	Three Months Ended September 30,
	2022	2021	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$39,873	$34,228	$5,645	16.5%
Hospice services	40,522	39,069	1,453	3.7
Home care and other	5,384	5,706	(322)	(5.6)
Total home health and hospice revenue	$85,779	$79,003	$6,776	8.6%

	Three Months Ended September 30,
	2022	2021	Change	% Change
Home health services:
Total home health admissions	10,152	9,213	939	10.2%
Total Medicare home health admissions	4,637	4,211	426	10.1
Average Medicare revenue per 60-day completed episode	$3,589	$3,388	$201	5.9
Hospice services:
Total hospice admissions	2,392	2,219	173	7.8
Average daily census	2,293	2,337	(44)	(1.9)
Hospice Medicare revenue per day	$176	$174	$2	1.1
Number of home health and hospice agencies at period end	94	88	6	6.8

Home health and hospice revenue increased $6.8 million, or 8.6%. Revenue grew due to an increase in certain key performance indicators including, an increase of 10.1% in Medicare home health admissions, an increase in total hospice admissions of 7.8%, and an increase of 1.1% in hospice Medicare revenue per day, during the three months ended September 30, 2022 in comparison to the prior year’s quarter.

Senior Living Services

	Three Months Ended September 30,
	2022	2021	Change	% Change

Revenue (in thousands)	$32,571	$32,918	$(347)	(1.1)%
Number of communities at period end	49	54	(5)	(9.3)
Occupancy	76.5%	73.7%	2.8%
Average monthly revenue per occupied unit	$3,560	$3,174	$386	12.2

Senior living revenue decreased $0.3 million, or 1.1%, for the three months ended September 30, 2022 compared to the same period in the prior year due primarily to the loss revenue from senior living communities transferred to Ensign, offset by occupancy growth of 2.8% and a 12.2% increase in average monthly revenue per occupied unit between September 30, 2021 and September 30, 2022. Occupancy includes the most recently acquired senior living operation; occupancy excluding that community would have been 77.6% for the three months ended September 30, 2022.

Cost of Services

The following table sets forth total cost of services by each of our reportable segments for the periods indicated:

	Three Months Ended September 30,
	2022	2021	Change	% Change
	(In thousands)
Home Health and Hospice	$71,112	$65,606	$5,506	8.4%
Senior Living	23,568	24,013	(445)	(1.9)
Total cost of services	$94,680	$89,619	$5,061	5.6%

Total consolidated cost of services increased $5.1 million or 5.6% for the three months ended September 30, 2022 when compared to the three months ended September 30, 2021. Cost of services as a percentage of revenue decreased by 0.1% from 80.1% to 80.0% for the three months ended September 30, 2022 when compared to the three months ended September 30, 2021.

Home Health and Hospice Services

	Three Months Ended September 30,
	2022	2021	Change	% Change
	(In thousands)
Cost of service	$71,112	$65,606	$5,506	8.4%
Cost of services as a percentage of revenue	82.9%	83.0%	(0.1)%

Cost of services related to our Home Health and Hospice services segment increased $5.5 million, or 8.4%, primarily due to increased volume of services provided. Cost of services as a percentage of revenue for the three months ended September 30, 2022 decreased 0.1% from 83.0% to 82.9% for the three months ended September 30, 2022 when compared to the three months ended September 30, 2021, primarily due to reduced insurance costs offset by increased wages and purchased services.

Senior Living Services

	Three Months Ended September 30,
	2022	2021	Change	% Change
	(In thousands)
Cost of service	$23,568	$24,013	$(445)	(1.9)%
Cost of services as a percentage of revenue	72.4%	72.9%	(0.5)%

Cost of services related to our Senior Living services segment decreased $0.4 million, or 1.9%. As a percentage of revenue, costs of service decreased by 0.5% from 72.9% to 72.4% for the three months ended September 30, 2022 when compared to the three months ended September 30, 2021, due primarily to decreased wages and insurance expenses.

Rent—Cost of Services. Rent expense decreased 9.1% from $10.3 million to $9.4 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily as a result of the transfer of senior living communities to Ensign. Rent as a percentage of total revenue decreased 1.3% from 9.2% to 7.9% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

General and Administrative Expense. Our general and administrative expense decreased $3.2 million or 35.2% from $9.1 million to $5.9 million for the three months ended September 30, 2022 when compared to the three months ended September 30, 2021. General and administrative expense as a percentage of revenue decreased 3.1% from 8.1% to 5.0%. The primary driver of the decrease in general and administrative expense was the decrease in share-based compensation of $5.2 million due primarily to the modification of certain outstanding RSUs granted in connection with the spin-off as described above in Note 12, Options and Awards to the Interim Financial Statements included elsewhere in this Quarterly Report, during the three months ended September 30, 2022 when compared to the three months ended September 30, 2021. Increases in wages and information systems costs offset the decrease from share-based compensation.

Depreciation and Amortization. Depreciation and amortization expense was essentially flat as a percentage of total revenue. The impact of increased capital expenditures on depreciation was offset by the prior year impairment of assets that were transferred to Ensign during the current year.

Provision for Income Taxes. We recorded income tax expense of $1.1 million and $0.1 million or 17.7% and 5.8% of earnings before income taxes for the three months ended September 30, 2022 and 2021, respectively. The increase in tax is primarily due to less excess tax benefits on equity compensation.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Revenue

	Nine Months Ended September 30,
	2022		2021
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$117,962	33.8%	$102,719	31.3%
Hospice	117,704	33.8	112,821	34.4
Home care and other(a)	15,932	4.6	16,175	5.0
Total home health and hospice services	251,598	72.2	231,715	70.7
Senior living services	96,978	27.8	96,214	29.3
Total revenue	$348,576	100.0%	$327,929	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $20.6 million, or 6.3%, during the nine months ended September 30, 2022. The increase in revenue was driven by increases in all key home health metrics, hospice admissions, hospice revenue per day, senior living occupancy, and senior living revenue per occupied room, partially offset by a decrease in hospice average daily census.

Home Health and Hospice Services

	Nine Months Ended September 30,
	2022	2021	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$117,962	$102,719	$15,243	14.8%
Hospice services	117,704	112,821	4,883	4.3
Home care and other	15,932	16,175	(243)	(1.5)
Total home health and hospice revenue	$251,598	$231,715	$19,883	8.6%

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Home health services:
Total home health admissions	30,389	28,079	2,310	8.2%
Total Medicare home health admissions	13,952	13,115	837	6.4
Average Medicare revenue per 60-day completed episode(a)	$3,548	$3,383	$165	4.9
Hospice services:
Total hospice admissions	6,920	6,420	500	7.8
Average daily census	2,270	2,313	(43)	(1.9)
Hospice Medicare revenue per day	$177	$173	$4	2.3
Number of home health and hospice agencies at period end	94	88	6	6.8

(a)	The year to date average for Medicare revenue per 60-day completed episode includes post period claim adjustments for prior periods.

Home health and hospice revenue increased $19.9 million, or 8.6% during the nine months ended September 30, 2022. Revenue grew primarily due to an increase in total hospice admissions of 7.8%, an increase of 8.2% in home health admissions, inclusive of an increase in total Medicare home health admissions of 6.4%, offset by a decrease of 1.9% in hospice average daily census during the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021.

Senior Living Services

	Nine Months Ended September 30,
	2022	2021	Change	% Change

Revenue (in thousands)	$96,978	$96,214	$764	0.8%
Number of communities at period end	49	54	(5)	(9.3)
Occupancy	75.1%	72.8%	2.3%
Average monthly revenue per occupied unit	$3,465	$3,179	$286	9.0

Senior living revenue increased $0.8 million, or 0.8%, for the nine months ended September 30, 2022 compared to the same period in the prior year primarily due to an increase of 9.0% in average monthly revenue per occupied unit and an addition of 2.3% in the occupancy rate between September 30, 2021 and September 30, 2022. The increases were offset by the loss of revenue from the senior living communities transferred to Ensign. Occupancy includes the most recently acquired senior living operation; occupancy excluding that community would have been 75.4% for the nine months ended September 30, 2022.

Cost of Services

	Nine Months Ended September 30,
	2022	2021	Change	% Change
	(In thousands)
Home Health and Hospice	$208,345	$191,200	$17,145	9.0%
Senior Living	69,313	68,708	605	0.9
Total cost of services	$277,658	$259,908	$17,750	6.8%

Consolidated cost of services increased $17.8 million or 6.8% during the nine months ended September 30, 2022. Cost of services as a percentage of revenue for the nine months ended September 30, 2022 increased by 0.4% to 79.7% from 79.3% compared to the nine months ended September 30, 2021.

Home Health and Hospice Services

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Cost of service (in thousands)	$208,345	$191,200	$17,145	9.0%
Cost of services as a percentage of revenue	82.8%	82.5%	0.3%

Cost of services related to our Home Health and Hospice services segment increased $17.1 million, or 9.0%, primarily due to the increased volume of services. Cost of services as a percentage of revenue for the nine months ended September 30, 2022 increased by 0.3% compared to the nine months ended September 30, 2021 primarily due to increased wage rates.

Senior Living Services

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Cost of service (in thousands)	$69,313	$68,708	$605	0.9%
Cost of services as a percentage of revenue	71.5%	71.4%	0.1%

Cost of services related to our Senior Living services segment increased $0.6 million, or 0.9% during the nine months ended September 30, 2022 in response to higher occupancy and wage rate increases. As a percentage of revenue, costs of service increased by 0.1% from 71.4% to 71.5% during the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021, due primarily to increased wage rates.

Rent—Cost of Services. Rent decreased 6.4% from $30.5 million to $28.5 million in the nine months ended September 30, 2022 compared to the same period in the prior year, primarily as a result of the transfer of senior living communities to Ensign. As a percentage of revenue, rent—cost of services decreased 1.1% when compared to the nine months ended September 30, 2021.

General and Administrative Expense. Our general and administrative expense decreased $1.4 million or 5.5% from $27.1 million to $25.7 million for the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021. The decrease in general and administrative expense was due to a decrease of $5.5 million in share-based compensation, primarily in relation to the modification of certain outstanding RSUs granted in connection with the spin-off as described above in Note 12, Options and Awards to the Interim Financial Statements included elsewhere in this Quarterly Report and a for the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021. Increases in wages and information systems costs offset the decrease from share-based compensation.

Depreciation and Amortization. Depreciation and amortization expense increased slightly as a percentage of total revenue due the impairment of assets at December 31, 2021 that were transferred to Ensign on March 1, 2022 and April 1, 2022, during the nine months ended September 30, 2022

Loss on asset dispositions and impairment, net. Loss on asset dispositions and impairment, net includes a transaction fee of $6.5 million for post-closing capital expenditures and operating losses related to one of the communities transferred to Ensign as well as asset impairment for the nine months ended September 30, 2022.

Provision for Income Taxes. We recorded income tax expense of $0.2 million and $1.0 million or 6.3% and 18.4% of earnings before income taxes for the nine months ended September 30, 2022 and 2021, respectively. The decrease in tax is primarily due to less non-deductible equity compensation and tax benefit related to the Transfer Agreements with Ensign.

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

The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of September 30, 2022, the Company was compliant with all such financial covenants.

As of September 30, 2022, we had $3.0 million of cash and $88.3 million of available borrowing capacity on our Revolving Credit Facility.

We believe that our existing cash, generated through operations and our access to financing facilities, together with funding through third-party sources such as commercial banks, will be sufficient to fund our operating activities and growth needs, and provide adequate liquidity for the next twelve months.

The following table presents selected data from our Condensed Consolidated Statement of Cash Flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$12,974	$(13,065)
Net cash used in investing activities	(20,176)	(18,066)
Net cash provided by financing activities	4,967	34,795
Net (decrease) increase in cash	(2,235)	3,664
Cash at beginning of period	5,190	43
Cash at end of period	$2,955	$3,707

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Our net cash flow from operating activities for the nine months ended September 30, 2022 increased by $26.0 million when compared to the nine months ended September 30, 2021. The primary driver of this difference can be attributed to the $8.4 million increase in cash flows from a reduction in accounts receivable and a $8.4 million increase in cash flow related to the final repayment of the AAP. Additionally, there was a $1.6 million increase in other accrued liabilities driven by our becoming self-insured for employee health, dental, and vision care in 2022, and a $5.9 million change in cash flows related to the the reduction in wages payable. Other factors that contributed to the net cash provided by operating activities were an increase of $1.7 million in cash inflows from changes in accounts payable. Exclusive of the repayment of AAP, our net cash flow from operations would have been $19.2 million positive for the nine months ended September 30, 2022.

Our net cash used in investing activities for the nine months ended September 30, 2022 increased by $2.1 million compared to the nine months ended September 30, 2021, primarily due to a decrease in cash payments paid for business acquisitions of $3.9 million, offset by an increase of $6.3 million in capital expenditures during the period from September 30, 2021 to September 30, 2022.

Our net cash provided by financing activities decreased by approximately $29.8 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was primarily due to less borrowings and a reduction in deferred financing cost during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

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

A Medicare Overpayment Audit of one of our Independent Operating Subsidiary could result in a material loss. From June 2021 to May 2022, a UPIC suspended one of our independent operating subsidiary’s rights to submit claims to and obtain reimbursement from Medicare for its hospice agency services. The suspension concluded in May 2022 and Medicare has resumed payment on new claims submitted by the agency. The payments suspended as of June 30, 2022 total $5.2 million and represent all Medicare payments due to that independent operating subsidiary’s provider number during the suspension. During the suspension, the UPIC reviewed 107 patient records from a 10-month period to determine whether a Medicare overpayment was made to this independent operating subsidiary and whether repayment of any identified overpayment is due. Based on the results of it claim review, the UPIC alleged overpayments of $5.2 million based upon its sampled and extrapolated data. In September and October 2022, the Company submitted requests for redetermination of the alleged overpayments. In October 2022, the Company received a redetermination decision from the UPIC relating to one of the four claim samples. The UPIC reversed its overpayment allegation with regard to 50% of the claims reviewed. The Company plans to continue to contest the UPIC’s initial overpayment determination for the claim samples redetermined adversely to the Company.

This suspension and overpayment allegation may increase the likelihood that this or other of our independent operating subsidiaries may be subjected to additional scrutiny in the future. Additionally, the UPIC may review patient records from one or more of our other independent operating subsidiaries, which may lead to other of our independent operating subsidiaries’ hospice agencies having their Medicare payments suspended, whether temporarily or on an indefinite or permanent basis, potentially leading to their closure and resulting adverse impacts on our revenues and profits.

The expiration of COVID-19 Emergency Waivers could result in increased expenses. Seven Emergency Waivers relating to the public health emergency (PHE) expired as of May 7, 2022 and nine more expired on June 6, 2022. These include waivers relating to core services, reimbursement, staffing, and conditions of payment. In September 2022 HHS announced that certain additional waivers specific to home health and hospice would expire when the public health emergency designation is no longer renewed. HHS last renewed the PHE on October 13, 2022, which is scheduled to expire on January 11, 2023. HHS has previously indicated that it would provide 60 days’ advance notice prior to the expiration of the PHE, and thus far has not provided such notice that it will allow the PHE to expire. The expiration of the Emergency Waivers may materially affect reimbursement for our services, telehealth flexibility, availability of staff, expenses incurred for inspection, testing, and maintenance of equipment, our occupancy and lodging of residents and patients, and ultimately the revenues and profits we derive from our operations.

The reduction of Medicare reimbursement our Independent Operating Subsidiaries receive may result in reduced revenues. As discussed in Part I under Item 2, within the section titled Government Regulations, new payment rules may affect the reimbursement the Company’s independent operating subsidiaries receive, potentially affecting our revenues and profits. The Hospice Payment Final Rule provides an increase of 3.8% in the total cap amount allowed for hospice services in 2023, but reduces reimbursement for other services between 2.0% and 4.0% beginning in 2024 for hospice providers that fail to satisfy certain quality reporting metrics. Similarly, the 2023 Home Health Prospective Payment System Rate Update Final Rule provides a permanent decrease of 3.9% to the home health 30-day period standard payment rate due to anticipated changes in connection with PDGM, with exceptions only for LUPAs. Future rate decreases may significantly reduce the Medicare reimbursement made available for home health agencies in 2024 and the future, and may cause a material adverse effect on the revenues and profits of the Company and its independent operating subsidiaries

Item 6. Exhibits

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of The Pennant Group, Inc., effective as of September 27, 2019 (incorporated by reference to Exhibit 3.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on October 3, 2019).

3.2	Second Amended and Restated By-laws of The Pennant Group, Inc. (incorporated by reference to Exhibit 3.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on February 22, 2002)

10.1	Consulting Agreement, dated July 25, 2022, between The Pennant Group, Inc. and Daniel H Walker (incorporated by reference to Exhibit 10.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on July 29, 2002)

10.2	Amendment to Restricted Stock Unit Agreement, dated July 25, 2022, between The Pennant Group, Inc. and Daniel H Walker (incorporated by reference to Exhibit 10.2 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on July 29, 2002)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Pennant Group, Inc.

Dated: November 7, 2022	BY:	/s/ JENNIFER L. FREEMAN
Jennifer L. Freeman
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)