Form 10-K
period 2022-12-31
Pennant Group, Inc.
filed 2023-02-23
CIK 1766400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2022.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to                     .
Commission file number: 001-38900
_______________________________________________________________________________________________________________________________________
THE PENNANT GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-3349931
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
1675 East Riverside Drive, Suite 150, Eagle, ID 83616
(Address of Principal Executive Offices and Zip Code)
(208) 506-6100
(Registrant’s Telephone Number, Including Area Code)
__________________________________________________________________________________________________________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of February 23, 2023, 29,705,640 shares of the registrant’s common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2022) was approximately $361,547,000 based upon the closing price of the common stock on such date. For purposes of this calculation, the registrant has excluded the market value of all common stock beneficially owned by all executive officers and directors of the registrant.

Note on Incorporation by Reference

Part III of this Form 10-K incorporates information by reference from the Registrant's definitive proxy statement on Schedule 14A for the Registrant's 2023 Annual Meeting of Stockholders to be filed within 120 days after the close of the fiscal year covered by this annual report.

THE PENNANT GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

Cautionary Note Regarding Forward-Looking Statements

Our reports, filings and other public announcements, including this Annual Report on Form 10-K may from time to time contain statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and typically include, but are not limited to, our expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities and plans and objectives of management. Forward-looking statements can often be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “seek,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed in Part I, Item 1A., Risk Factors, of this Annual Report on Form 10-K for the year ended December 31, 2022. Accordingly, you should not rely upon forward-looking statements as predictions of future events. These forward-looking statements speak only as of the date of this Annual Report, and are based on our current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

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

Part I.
Item 1.    Business

Overview

The Pennant Group, Inc. is a leading provider of high-quality healthcare services to patients or residents of all ages, including the growing senior population, in the United States. Through our innovative operating model, we strive to be the provider of choice in the communities we serve.

As of December 31, 2022, we operate multiple lines of business, including home health, hospice and senior living, throughout Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. We provide home health and hospice services through 95 agencies, and senior living services at 49 communities with 3,500 total units in our assisted living, independent living and memory care business. We derive revenue from a diversified blend of payors including Medicare and Medicaid programs, private pay patients and residents and managed care payors.

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

Our model is innovative because each operation has been, and will continue to be, an independent operating subsidiary that functions under the direction of local clinical and operational leaders, each of whom are empowered to make decisions based on the unique needs of the patients or residents, partners and communities they serve. This is in contrast to typical models where control and key decision-making is centralized at the corporate level. Moreover, we utilize a “cluster model,” where every operation is part of a defined “cluster,” which is a group of geographically proximate operations working together to allow leaders to communicate and provide support and accountability to each other. Clusters create incentives for leaders to share best practices and real-time data and benchmark clinical and financial performance with their cluster partners. We believe this locally-driven data-sharing and peer accountability model is unique among healthcare and senior living providers and has proven effective in improving clinical care, enhancing patient and resident satisfaction and promoting operational efficiencies. This “cluster” operating model is the same model used by local leaders prior to our spin-off from Ensign in 2019 (further discussed below under Company History) and is key to the success of our future operations.

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

We have two reportable segments: (1) home health and hospice services, which includes our home health, hospice and home care businesses; and (2) senior living services, which includes our assisted living, independent living and memory care communities. We also report an “all other” category that includes general and administrative expense. Our reporting segments are business units that offer different services and that are managed separately to provide greater visibility into those operations. For more information about our operating segments, as well as financial information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6, Business Segments, to the Consolidated Financial Statements.

Services

Home Health and Hospice. As of December 31, 2022, we provided home health and hospice services through 95 agencies. Our home health services consist of providing a combination of clinical services including nursing, speech, occupational and physical therapy, medical social work and home health aide services within a patient's home. Home health is often a cost-effective solution for patients and can also increase their quality of life by allowing them to receive excellent clinical services in the comfort and convenience of the patient's home. Our hospice services focus on the physical, spiritual and psychosocial needs of terminally ill patients and their families and consist primarily of clinical care, education and counseling. We generated approximately 67.7%, 70.0% and 70.3% of our home health and hospice revenue from Medicare during the years ended December 31, 2022, 2021 and 2020, respectively.

Senior Living. As of December 31, 2022, we provided assisted living, independent living and memory care services in 49 communities with 3,500 total available units. Our senior living operations provide a variety of services tailored to our residents’ needs, including residential accommodations, activities, meals, housekeeping and assistance in the activities of daily living to seniors who are independent or who require some support not at the level of clinical care provided in a skilled nursing facility. We generate revenue in these communities primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs. We derived approximately 71.3%, 71.3% and 73.2% of our senior living revenue from private pay sources during the years ended December 31, 2022, 2021 and 2020, respectively.

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

From 2014 to 2022, we grew our home health and hospice services and senior living services revenue by 423.5% or a compounded annual growth rate of 23.0%.

Revenue Growth Since 2014 (Dollars in Millions)
$90.4
$159.2
$217.2
$251.0
$286.1
$338.5
$391.0
$439.6
$473.2
$35.9
$54.5
$68.8
$90.4
$101.4
$115.8
$108.6
$142.4
$117.0
$169.1
$131.9
$206.6
$137.3
$253.7
$130.1
$309.5
131.0
$342.2
2014
2015
2016
2017
2018
2019
2020
2021
2022
Home Health and Hospice
Senior Living

From December 31, 2014 to December 31, 2022, we grew the number of our home health and hospice agencies and senior living units by 280.0% and 120.5%, respectively.

Agency and Unit Growth Since 2014

	2014	2015	2016	2017	2018	2019	2020	2021	2022
Home health and hospice agencies	25	32	39	46	54	63	76	88	95
Senior living communities(a)	15	36	36	43	50	52	54	54	49
Senior living units(a)	1,587	3,184	3,184	3,434	3,820	3,963	4,127	4127	3,500
Total number of home health, hospice, and senior living operations	40	68	75	89	104	115	130	142	144

(a)
On January 27, 2022, affiliates of the Company, entered into certain operations transfer agreements with affiliates of Ensign, providing for the transfer of the operations of five senior living communities.

We aim to continue to grow our revenue and earnings by expanding our existing operations and acquiring additional operations in existing and new markets.

Industry Trends

The healthcare sector is one of the largest and fastest-growing sectors of the U.S. economy. According to the Centers for Medicare and Medicaid Services (“CMS”), national healthcare spending increased from 8.9% of U.S. GDP, or $253 billion, in 1980 to an estimated 18.3% of GDP, or $4.3 trillion, in 2021. CMS projects national healthcare spending will grow by an average of 5.1% annually from 2021 through 2030, accounting for approximately 19.6% of U.S. GDP, or approximately $6.8 trillion, in 2030.

The home health and hospice segment is growing within the overall healthcare landscape in the United States. According to Grandview Research, Inc., the home health market is estimated at approximately $142.9 billion and is expected to grow at a compounded annual growth rate (“CAGR”) of 7.5% from 2022 to 2030. The hospice industry is estimated at approximately $34.5 billion and is projected to grow at an estimated CAGR of 8.2% from 2022 to 2030. The senior living market is estimated at approximately $91.8 billion and is expected to expand at an estimated CAGR of 5.5% between 2022 to 2030. We believe that the industries in which we operate will continue to benefit from several macroeconomic and regulatory trends highlighted below:

Increased Demand Driven by Aging Populations. As seniors account for an increasing percentage of the total U.S. population, we believe demand for home health and hospice will continue to increase and demand for senior living services will improve as operating conditions impacted by the COVID-19 pandemic return to normal. According to the U.S. Census Bureau in 2020, between 2016 and 2060, the number of individuals over 65 years old is projected to be one of the fastest growing segments of the United States population, growing from 15% to 23%. The Bureau expects this segment to increase nearly 92% to 94.7 million by 2060 (from 2016) as compared to the total U.S. population which is projected to increase by 25.2% over that same time period. Furthermore, the generation currently retiring has access to fewer post-retirement benefits and accumulated less savings than in the past, creating demand for more affordable senior housing and in-home care options. As a high-quality provider in lower cost settings, we believe we are well-positioned to benefit from this trend.

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

Significant Acquisition and Consolidation Opportunities. The home health, hospice and senior living industries are highly fragmented markets with thousands of small and regional providers and only a handful of large national players. There were over 11,600 Medicare-certified home health agencies operating in 2022, with the top ten largest operators accounting for approximately 26.6% of the market. There are approximately 6,000 hospice agencies in the U.S. with the top ten largest operators accounting for about 19.1% of the total market share. As with the home health and hospice industries, there is significant fragmentation in the senior housing industry, with the top 25 operators owning approximately 35% of the licensed beds within the US. We believe that our strategy of acquiring strategic and underperforming operations in these highly fragmented markets will be an instrumental to our future growth.

Changing Regulatory Framework. Regulations and reimbursement change frequently in our industries. Our model is designed to successfully navigate these regulatory and reimbursement changes. For example, effective January 1, 2020, CMS enacted additional changes to the Medicare home health prospective payment system (“HH PPS”) with the implementation of the Patient Driven Groupings Model (“PDGM”). As discussed in greater detail below under Government Regulation, this reimbursement structure involved case mix calculation methodology refinements, changes to low-utilization payment adjustment (“LUPA”) thresholds, the elimination of therapy thresholds, a change to the unit of payment from a 60-day episode to a 30-day period of care, and reduction in fiscal year 2020 and full elimination in fiscal year 2021 of requests for anticipated payments (“RAPs”). In fiscal year 2022, CMS replaced the RAP process with the home health Notice of Admission (“NOA”), which requires a single NOA filing that will cover continuous 30-day periods of care until the patient is discharged. We believe our unique operating model has allowed us to effectively transition to PDGM as local operations and clinical leaders, supported by our expert resources, have adapted to the new reimbursement environment.

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

The following table sets forth our total revenue by payor source as a percent of revenue generated by each of our reportable segments and as a percentage of total revenue for the year ended December 31, 2022:

	Year Ended December 31, 2022
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue
Medicare	50.3%	87.4%	—%	49.0%
Medicaid	5.4	9.7	28.7	13.3
Subtotal	55.7	97.1	28.7	62.3
Managed care	31.8	2.7	—	13.1
Private and other(a)	12.5	0.2	71.3	24.6
Total revenue	100.0%	100.0%	100.0%	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

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
•the expertise and commitment of operational leaders and employees; and
•private equity and other firms with greater financial resources and/or lower costs of capital with similar asset acquisition objectives.

We seek to compete effectively in each market by establishing a reputation within the local community as the “provider of choice.” This means that the operation leaders are generally free to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then create superior service offerings for that particular community or market that are calculated to encourage prospective customers and referral sources to choose or recommend the operation.

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

Innovative Operating Model. We believe healthcare should be operated primarily as a local business. Our local leadership-centered operating model encourages our leaders to make key operational decisions that meet the individualized needs of their patients, residents and community partners. Recognizing the local nature of our business, our leaders develop each operation’s reputation at the local level, rather than being bound by a traditional organization-wide branding strategy. In addition, our local leaders work closely with their cluster partners to share data and improve clinical and financial outcomes. Moreover, we do not maintain a traditional corporate headquarters, rather we operate our Service Center that supports operational results through world-class systems and by providing ancillary expertise in fields such as information technology, compliance, human resources, accounting, legal and education. This enables individual operations to function with the strength, synergies and economies of scale found in larger organizations, without the disadvantages of a top-down management structure or corporate hierarchy. We believe this approach is unique within our industries and allows us to preserve the “one-operation-at-a-time” focus and culture that has contributed to our success.

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

Superior Clinical Outcomes and Quality Care. We will continue to achieve success by delivering high quality home health, hospice and senior living services. Using the CMS five-star quality rating criteria, our home health agencies achieved an average of 4.3 out of 5 stars across all agencies for the for the year ended December 31, 2022, compared to the industry average of 3.0 stars (see Government Regulation below for further discussion on the five-star quality rating system). Our locally-driven, patient-centered approach to clinical care allows us to meet the unique needs of our patients, resulting in improved clinical outcomes, including reduced hospital readmission rates. These improved outcomes are driven by both our talented local clinicians and our data-driven analytical approach to patient care and risk stratification. We believe that our achievement of high-quality clinical outcomes positions us as a solution for patients, residents and referral sources, leading to census growth and improved profitability.

Diversified Portfolio by Payor and Services. As of December 31, 2022, we operated 95 home health and hospice agencies and 49 senior living communities across 14 states. Because of this diversified portfolio, our blended payor mix was 49.0% Medicare, 13.3% Medicaid, 13.1% managed care and 24.6% private pay for the year ended December 31, 2022. Our balanced payor mix can provide greater business stability through economic cycles and mitigates volatility arising from government-driven reimbursement changes. For the year ended December 31, 2022, we generated 72.3% of our revenue from home health and hospice services and 27.7% of our revenue from senior living services. Our diversified service portfolio allows us to opportunistically execute on our acquisition strategy as valuations fluctuate over industry cycles.

Effective Talent Recruitment, Development and Retention. We believe we have been successful in attracting, developing and retaining outstanding business and clinical leaders to lead our independent operating subsidiaries. Our unique operating model, which emphasizes local decision making and team building, supported by our platform of expert resources and best-in-class systems, attracts a highly talented and entrepreneurial group of leaders. Our operational leaders are committed to ongoing training and participate in regular leadership development and educational programs. We believe that our commitment to professional development strengthens the quality of our operational leaders and staff and will continue to differentiate us from our competitors.

Human Capital

The operation of our home health and hospice operations and senior living communities requires a large number of highly skilled healthcare professionals and support staff. As of December 31, 2022, we had 5,335 employees who were employed by our independent operating subsidiaries or our Service Center. None of those employees are subject to a collective bargaining agreement relating to our operations.

Our ability to attract and retain future leaders is critical to our ongoing success. Therefore, we are dedicated to continuously recruiting and developing a diverse group of capable leaders. As described in Item 1., Grow Talent Base and Develop Future Leaders, our CEO-in-Training program provides significant in-person instruction and extensive training with key leaders from across the organization to empower local leaders.

For the year ended December 31, 2022, 57.6% of our total expenses were payroll related. Periodically, market forces, which vary by region, require that we increase wages in excess of general inflation or in excess of increases in reimbursement rates we receive. We believe that we staff appropriately, focusing primarily on the acuity level and day-to-day needs of our patients and residents. We seek to manage our labor costs by improving staff retention, improving operating efficiencies, maintaining competitive wage rates and benefits and reducing reliance on overtime compensation and temporary nursing agency services.

The healthcare industry as a whole has been experiencing shortages of qualified professional clinical staff. We believe that our ability to attract and retain qualified professional clinical staff stems from our ability to offer attractive wage and benefits packages, a high level of employee training, a culture that provides incentives for individual efforts and a quality work environment.

Government Regulation

General. The laws and statutes affecting the regulatory landscape of the home health, hospice and senior living industries continue to expand. We expect that these changes will continue after the end of the COVID-19 pandemic. In addition to this changing regulatory environment, federal, state and local officials are increasingly focusing their efforts on the enforcement of these laws. In order to operate our businesses, we must comply with federal, state and local laws relating to, among other things, licensure, delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, immigration, employment, rate-setting, billing and reimbursement, building codes and environmental protection. Additionally, we must also adhere to federal and state anti-fraud and abuse laws, such as anti-kickback statutes and, physician referral laws, as well as safety and health standards set by the Occupational Safety and Health Administration (“OSHA”). Changes in laws or regulations, or new interpretations of existing laws may have an adverse impact on our methods and costs of doing business.

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

Home Health Quality Reporting Requirements. The CoPs require home health agencies to submit quality reporting data through Outcome and Assessment Information Set (“OASIS”) assessments within 30 days of completing the assessment of the Medicare and Medicaid beneficiary as a condition of payment and for quality measurement purposes. If the OASIS assessment is not found in CMS's quality system upon receipt of a final claim for a home health episode and the receipt date of the claim is more than 30 days after the assessment completion date, CMS will deny the claim. Home health agencies that do not submit quality measure data to CMS incur a 2% reduction in their annual home health payment update. Under this CoP, all home health agencies are required to timely submit both a Start of Care or Resumption of Care OASIS assessment and a Transfer or Discharge OASIS assessment for a minimum of 90% of all episodes.

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

Home Health Star Rating. As a consumer tool for selecting a home health provider, CMS has used a five-star rating model to rate home health agencies since 2015. This Quality of Patient Care Star Rating is a summary measure of a home health agency’s performance based upon how well it provides patient care. CMS uses seven measurements indicating quality to determine its quality of patient care rating, including how often the agency initiated care in a timely manner, how often patients demonstrated improvements in ambulation, bed transferring, bathing, oral medication administration, decreased pain with activity, less shortness of breath, and decreased need for acute care hospitalization. According to CMS, a 3-star rating means the agency provides good quality of care, as a 3-star rating applies to most home health agencies. According to the October 2022 quarterly refresh of CMS Home Health Compare star rating criteria, our home health agencies have achieved an average of 4.3 out of 5 stars across all agencies compared to the industry average of 3.0 stars. Excluding locations acquired in fiscal year 2022 and 2021 our star average star rating was 4.4.

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

Effective January 1, 2020 CMS implemented PDGM. The PDGM reimbursement structure involves case mix calculation methodology refinements, changes to low utilization payment adjustment (“LUPA”) thresholds, the elimination of therapy thresholds, a change to the unit of payment from a 60-day episode to a 30-day payment period, and the reduction in fiscal year 2020 and full elimination in fiscal year 2021 of the request for anticipated payment (“RAP”). Under PDGM the initial certification of patient eligibility, plan of care, and comprehensive assessment remains valid for 60-day episodes of care and payments for home health services are made based upon 30-day periods. The RAP process has been replaced by a home health agency filing a notice of admission (“NOA”) to cover continuous 30-day periods of care until the patient is discharged. Within five calendar days of beginning care, home health agencies must submit a NOA or else face a reduction in the payment that is equal to a 1/30th reduction of the expected wage and case-mix adjusted 30-day payment period for each day from the start of care. This deduction for late-submitted NOAs is equal to the late submission deduction for RAPs prior to CMS’s phase out of RAPs. PDGM’s impact varies by provider based on factors including case-mix, admission source, and providers’ ability to adapt to the new reimbursement model's coding and therapy thresholds. Based on our analysis of the final rule, we expect a less than 1% reduction in reimbursement rates when considering our 2022 case mix compared to an estimated 0.7% rate increase published by CMS.

Home Health Value Based Purchasing (HHVBP). The Center for Medicare and Medicaid Innovation (“Innovation Center”) implemented the original Home Health Value-Based Purchasing (“HHVBP”) Model from January 1, 2016 through December 31, 2021. The model was designed to support greater quality and efficiency of care among Medicare-certified Home Health Agencies (“HHA”) across the nation. The HHVBP Model supported efforts to build a health care system that delivers better care, spends health care dollars more wisely, and results in healthier people and communities. All Medicare-certified HHAs that provided services in Massachusetts, Maryland, North Carolina, Florida, Washington, Arizona, Iowa, Nebraska, and Tennessee competed on value, where payment was tied to quality performance. The overall purpose of the HHVBP Model was to improve the quality and delivery of home health care services to Medicare beneficiaries with specific goals to; provide incentives for better quality care with greater efficiency, study new potential quality and efficiency measures for appropriateness in the home health setting, and, enhance the public reporting process. The HHVBP Model was expanded nationwide in the Calendar Year (“CY”) 2022 HH PPS rule. In addition, the rule finalized the end of the HHVBP Model one year early for the HHAs in the nine original Model states, such that CY 2020 performance data will not be used to calculate a payment adjustment for HHAs in the nine states and did not have their payments impacted in CY 2022.

The expanded HHVBP Model began on January 1, 2022 and includes Medicare-certified HHAs in all fifty states. Calendar Year 2022 was the pre-implementation year wherein CMS provided HHAs with resources and training, which allowed HHAs time to prepare and learn about the expectations and requirements of the expanded HHVBP Model without risk to payments. The first full performance year for the expanded HHVBP Model is CY 2023 (beginning January 1, 2023). Calendar Year 2025 will be the first year when payment will be adjusted determined on CY 2023 performance. Payment adjustments could be as high as 5 percent in 2025 based on data obtained in CY 2023 and CMS could increase the payment adjustment percentage in future years.

Review Choice Demonstration for Home Health Services. The Review Choice Demonstration for Home Health Services (RCD) is mandatory for our HHAs in Texas and allows them to select from three initial options for payment review:

•Pre-claim review
•Post-payment review
•Minimal post-payment review with a 25% payment reduction

After a 6-month period, HHAs demonstrating compliance with Medicare rules through pre-claim review or post-payment review will have additional choices, including relief from most reviews except for a review of a small sample of claims. (To be eligible, HHAs must meet a 90% target full provisional affirmation rate based on a minimum 10 requests/claims submitted.) This program is designed to reduce the number of Medicare appeals, improve provider compliance with Medicare program requirements, should not delay care to Medicare beneficiaries, and does not alter or reduce the Medicare home health benefit.

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

Medicare payments are subject to two fixed annual caps, which are assessed on a provider number basis, and are broken into an inpatient cap amount and an overall payment cap. These cap amounts are calculated and published by the Medicare fiscal intermediary on an annual basis covering the fiscal year, measured as the period from October 1 through September 30. The inpatient cap limits hospice care provided on an inpatient basis. This cap limits the number of days that are paid at the higher inpatient care rate to 20.0% of the total number of days of hospice care that are provided to all Medicare beneficiaries served by a provider. The daily rate for all days exceeding the cap is the standard RHC daily rate, and the provider must reimburse Medicare for any payments received in excess of that amount. The overall payment cap is calculated by the Medicare fiscal intermediary at the end of each hospice cap period to determine the maximum allowable payments to a hospice provider during the period. We estimate our potential cap exposure by using available information to compare our actual reimbursement for all hospice services provided during the period to the number of beneficiaries we served multiplied by the statutory per beneficiary cap amount. If payments received by any one of our hospice provider numbers exceeds either of these caps, we are required to reimburse Medicare for payments received in excess of the cap amounts. The hospice cap amount for the 2022 fiscal year was $31,297.61; this amount is based upon the 2021 cap amount of $30,683.93 updated by 2% per beneficiary. In 2023 the hospice cap amount for the 2023 fiscal year is $32,486.92, which is a 3.8% increase from the fiscal year 2022 hospice cap of $31,297.61.

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

Hospice Quality Reporting Requirements (“HQRP”). HQRP, mandated by the Patient Protection and Affordable Care Act, requires hospice agencies to submit required quality data for inclusion on the public facing Hospice Compare website hosted by CMS. Hospices that fail to meet quality reporting requirements receive a 2.0% reduction to the annual market basket update for the fiscal years 2022 and 2023. This reduction penalty will be increased to 4.0% beginning in fiscal year 2024.

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

Patient Protection and Affordable Care Act (“ACA”). Various healthcare reform provisions became law upon enactment of the ACA in 2010. The reforms contained in the ACA have affected our independent operating subsidiaries in some manner and are directed in large part at increased quality and cost reductions. These reforms include modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. In 2022 and into 2023, HHS engaged in rulemaking under Section 1557 of the ACA that would expand the influence and authority of existing civil rights laws, and prohibitions against discrimination on the bases of race, national origin, sex (or sex stereotype), gender identity or expression, disability, or age, within the healthcare context. Presidential and congressional elections may result in significant changes in legislation, regulation, and implementation of Medicare, Medicaid, and government policy, along with potential changes to tax rates and other tax treatment of our operations. We continually monitor these developments so we can respond to the changing regulatory environment impacting our business.

Civil and Criminal Fraud and Abuse Laws and Enforcement. Various complex federal and state laws exist which govern a wide array of referrals, relationships and arrangements, and prohibit fraud by healthcare providers. Governmental agencies are devoting increasing attention and resources to such anti-fraud efforts. In connection with our involvement with federal healthcare reimbursement programs, the government or those acting on its behalf may bring an action under the False Claims Act (“FCA”), alleging that a healthcare provider has defrauded the government by submitting a claim for items or services not rendered as claimed, which may include coding errors, billing for services not provided, and submitting false or erroneous cost reports. The FCA is a frequent topic of analysis for the United States Supreme Court. As a result, interpretations of the FCA’s meaning periodically change, and the FCA has been, and may be in the future, amended by Congress as a result of United States Supreme Court decisions. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. The FCA clarifies that if an item or service is provided in violation of the Anti-Kickback Statute, the claim submitted for those items or services is a false claim that may be prosecuted under the FCA as a false claim. Civil monetary penalties (“CMPs”) under the FCA and other authorities, including the Civil Monetary Penalties Law, 42 U.S.C. § 1320a-7a, are substantial and are adjusted annually for inflation. Under the qui tam or “whistleblower” provisions of the FCA, a private individual with knowledge of fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government’s recovery. Due to these whistleblower incentives, lawsuits have become more frequent. Many states also have a false claim prohibition that mirrors or tracks the federal FCA. Federal law also provides that the Office of the Inspector General for HHS (“OIG”) has the authority to exclude individuals and entities from federally funded health care programs on a number of grounds, including, but not limited to, certain types of criminal offenses, licensure revocations or suspensions, and exclusion from state or other federal healthcare programs. In addition, CMS can recover overpayments from health care providers up to five years following the year in which payment was made.

We may also face adverse consequences if we violate the federal Stark laws related to certain Medicare physician referrals. Section 1877 of the Social Security Act, commonly known as the “Stark Law,” provides that a physician may not refer a Medicare or Medicaid patient for a “designated health service” to an entity with which the physician or an immediate family member has a financial relationship unless the financial arrangement meets an exception under the Stark Law or its regulations. Any funds collected for an item or service resulting from a referral that violates the Stark Law must be repaid to Medicare or Medicaid, any other third-party payor, and the patient. In addition, CMPs, which are adjusted for annual inflation, and treble damages may be imposed for presenting or causing to be presented, a claim for a service rendered in violation of the Stark Law. These CMPs include a penalty of more than $25,000 per prohibited claim, and more than $170,000 for knowingly entering into certain prohibited cross-referral schemes (adjusted annually for inflation), and potential exclusion from Medicare for any person who presents or causes to be presented a bill or claim the person knows or should know is submitted in violation of the Stark laws. Many states have enacted healthcare provider referral laws that go beyond physician self-referrals or apply to a greater range of services than just the designated health services under the Stark Law.

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

Additionally, governmental agencies and other authorities periodically inspect our operations to assess our compliance with various standards, rules and regulations. The robust regulatory and enforcement environment continues to impact healthcare providers, especially in connection with responses to any alleged noncompliance identified in periodic surveys and other inspections by governmental authorities. Unannounced surveys or inspections generally occur at least annually at our independent operating subsidiaries and may also follow a government agency's receipt of a complaint about an operation. We are also subject to regulatory reviews relating to Medicare services, billings and potential overpayments resulting from the Recovery Audit Contractors, Zone Program Integrity Contractors, Program Safeguard Contractors, Unified Program Integrity Contractors, Supplemental Medical Review Contractors and Medicaid Integrity Contributors programs in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare programs. We must pass these inspections to maintain our licensure under state law, to obtain or maintain certification under the Medicare and Medicaid programs, to continue participation in the Veterans Administration (VA) program at some operations, and/or to comply with our provider contracts with managed care clients at many operations. From time to time, we, like others in the healthcare industry, may receive notices from federal and state regulatory agencies alleging that we failed to substantially comply with applicable standards, rules or regulations. These notices may require us to take corrective action, may impose CMPs for noncompliance, and may threaten or impose other sanctions and operating restrictions, up through and including the loss of licensure and termination of, or exclusion from, important payor relationships. If our operations fail to comply with these directives or otherwise fail to comply substantially with licensure and certification laws, rules and regulations, we could lose our certification as a Medicare or Medicaid provider, lose our state licenses to operate and be subject to fines and penalties.

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

Regulations Regarding Patient Record Confidentiality. We are also subject to laws and regulations enacted to protect the confidentiality of patient health information. For example, HHS has issued rules pursuant to Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, which relate to the privacy of certain patient information and provide patients with the right of access to their health information. These rules govern our use and disclosure of protected health information. We have established policies and procedures to comply with HIPAA privacy, security and breach notification requirements at our facilities and operations subject to HIPAA. We maintain a company-wide HIPAA compliance plan, which we believe complies with the HIPAA regulations. The HIPAA regulations have and will continue to impose significant costs on our facilities in order to comply with these standards. Our operations are also subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties for privacy and security breaches. Based on a notice of proposed rulemaking HHS issued in January of 2021, which has yet been finalized, it is possible that HHS may issue new regulations regarding HIPAA and its privacy requirements in 2023.

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

Regulations Specific to Senior Living Communities. Senior living services revenue is primarily derived from private pay residents at rates we establish based upon the needs of the resident, the amount of services we provide the resident, and market rate environment in the area of operation. In addition, Medicaid or other state-specific programs may supplement payments for board and care services provided in senior living communities. A majority of states provide, or are approved to provide, Medicaid payments for personal care and medical services to some residents in licensed senior living communities under waivers granted by or under Medicaid state plans approved by CMS. State Medicaid programs control costs for assisted living and other home- and community-based services by various means such as restrictive financial and functional eligibility standards, enrollment limits and waiting lists. States that administer Medicaid programs for services in senior living communities are responsible for monitoring the services at, and physical conditions of, the participating communities. As a result of the growth of assisted living in recent years, states have adopted licensing standards applicable to assisted living communities. Most state licensing standards apply to assisted living communities regardless of whether they accept Medicaid funding.

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

Risks Related to Our Business and Industry

Our revenue could be impacted by federal changes to reimbursement and other aspects of Medicare. We derived 49.0% of our revenue from the Medicare program for the year ended December 31, 2022, which is typical. In addition, other payors may use published Medicare rates as a basis for reimbursements. The Medicare program and its reimbursement rates, caps, deductibles and rules are subject to frequent change for a variety of reasons, which is discussed in Item 1., Government Regulation. Budget pressures also frequently lead the federal government to reduce or limit reimbursement rates under Medicare, and to adjust when or how those reductions or limitations are implemented. Additionally, Medicare payments can be delayed or declined (including retroactively) due to determinations that certain costs, services or providers are not covered. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services or what services or providers are covered, our business and results of operations would be adversely affected. CMS has also introduced in the past, and will likely introduce in the future, new payment models, such as value-based arrangements or payment models that look to numerous factors in order to issue full payment, in markets in which we operate. Those models may depend on the formation of preferred provider relationships among payors and providers. Our operations may not successfully implement or adapt to these changes and our operations could be materially impacted. As discussed below, Medicare reimbursement and participation may also be tied to the vaccination of employees pursuant to an interim final rule published by CMS on November 5, 2021, which the United States Supreme Court affirmed and which took effect by the end of March 2022. This rule requires employees of certain Medicare-participating facilities and services including home health agencies and hospices to be vaccinated, which has affected and continues to affect our businesses and employees.

Reductions in Medicaid reimbursement rates or changes in the rules governing the Medicaid program could have a material, adverse effect on our revenues, financial condition and results of operations. We derived 13.3% of our revenue from Medicaid programs for the year ended December 31, 2022, which is typical. Any budget reductions or funding restrictions, discontinuance or reduction of federal matching, change in payment methodology or delays in states in which we operate could adversely affect our net patient service revenue and profitability. Like Medicare payments, Medicaid payments can be delayed due to budgetary constraints of the state or state agencies responsible for making such payments, and Medicaid payments may be declined (including retroactively) due to determinations that certain costs, services or providers are not covered by the state Medicaid agency or its intermediary organizations. We can expect continuing cost containment pressures on Medicaid outlays for our services.

Reforms to the U.S. healthcare system continue to impose new requirements upon us and may lower our reimbursements. Health care reform is a key political and legislative focal point. We cannot predict what effect legislative or regulatory changes (including, for instance, proposals for Medicare-for-All or public option insurers operated by one or more individual states), will have on our business, including the demand for our services or the amount of reimbursement available for those services. The consequences of the recent 2022 mid-term elections are not yet fully known for this industry, and it may be further affected by the commencement of Presidential primary campaigns in mid-2023 onward. It is possible new laws may lower reimbursement or increase the cost of doing business and adversely affect our business.

We are subject to various government reviews, audits and investigations that could adversely affect our business, including an obligation to refund amounts previously paid to us, potential criminal charges, the imposition of fines, and/or the loss of our right to participate in Medicare and Medicaid programs. As discussed in greater detail in Item 1., Government Regulation, as a result of our participation in the Medicaid and Medicare programs, we are frequently subject to various governmental reviews, audits and investigations to verify our compliance with these programs. Private pay sources also reserve the right to conduct audits. Disagreements about billing and reimbursement are common in our industry due in part to the subjectivity inherent in patient diagnosis and care, record keeping, claims processing and other aspects of the patient service and reimbursement processes. An adverse review, audit or investigation could result in (1) an obligation to refund amounts previously paid to us by payors in amounts that could vastly exceed the revenue derived from claims actually reviewed in the audit, and could be material to our business; (2) state or federal agencies imposing fines, penalties and other sanctions on us; (3) suspension of Medicare or Medicaid payments (4) loss of our right to participate in the Medicare or Medicaid programs or one or more private payor networks; (5) an increase in private litigation against us; and (6) damage to our reputation with potential residents, referral sources, and others in various markets.

In cases where claim and documentation review by any CMS contractor results in repeated poor performance, an operation can be subjected to protracted oversight. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. Additionally, both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies. The focuses of these investigations includes, among other things: cost reporting and billing practices; quality of care; financial relationships with referral sources; and medical necessity of services provided. If any of our affiliated operations is decertified, loses its license(s), or is subject to criminal charges or civil claims, administrative sanctions or penalties, our revenue, financial condition or results of operations would be adversely affected. We or some of the key personnel of our independent operating subsidiaries could also be temporarily or permanently excluded from future participation in state and federal healthcare reimbursement programs such as Medicaid and Medicare. In addition, the report of such issues at any of our affiliated operations could harm our reputation for quality care and could cause us to be in default under some of our agreements, including agreements governing outstanding indebtedness. Responding to audits, litigation or enforcement efforts diverts material time, resources and attention, and could have a materially detrimental impact on our results of operations during and after any such investigation or proceedings, regardless of whether we prevail.

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

Public and government calls for increased survey and enforcement efforts toward our industries could result in increased scrutiny and potential sanctions or costly remedies. Government authorities have increased the scope or number of inspections or surveys and the severity of consequent citations for alleged failure to comply with regulatory requirements. As discussed in Item 1., Government Regulation, from time to time in the ordinary course of business, we receive deficiency reports from state and federal regulatory bodies resulting from such inspections or surveys. Although most inspection deficiencies are resolved through an agreed-upon plan of corrective action, the reviewing agency typically has the authority to take further action against a licensed or certified operation, which could result in the imposition of fines and penalties, imposition of a provisional or conditional license, suspension or revocation of a license, suspension of new admission or bed holds, loss of certification as a provider under state or federal healthcare programs or termination of the operations’ payment relationships with those programs, or imposition of other sanctions, including criminal penalties. Furthermore, in some states, citations issued against one operation can affect other operations in the state. Revocation of a license or decertification at a given operation could therefore impair our ability to obtain new licenses or to renew existing licenses at other operations, which may also trigger defaults or cross-defaults under our leases and our credit arrangements, or adversely affect our ability to operate in the future. If state or federal regulators were to determine, formally or otherwise, that one operation’s regulatory history ought to impact another of our existing or prospective communities, this could also increase costs, result in additional fines or penalties, result in increased scrutiny by state and federal survey agencies, and impact our expansion plans as well as our ongoing operations. In addition, from time to time, we may opt to voluntarily stop accepting new patients pending completion of a new state survey, to avoid straining staff and other resources while retraining staff, upgrading operating systems or making other operational improvements, all of which can impact our financial results.

Future cost containment initiatives undertaken by payors may limit our future revenue and profitability. Our managed care revenue and profitability may be affected by continuing efforts of third-party payors to maintain or reduce costs of healthcare by lowering payment rates, narrowing the scope of covered services and network providers, increasing case management review of services and negotiating pricing. In addition, sustained unfavorable economic conditions may affect the number of patients enrolled in managed care programs and the profitability of managed care companies, which could result in reduced revenue due to reduced reimbursement for our services. There can be no assurance that third-party payors will make timely payments for our services, not seek recoupment of payments on grounds that may or may not be valid, or that we will continue to maintain our current payor or revenue mix. We are continuing our efforts to develop our private pay sources of revenue. Any changes in payment levels from current or future third-party payors could have a material adverse effect on our business financial condition, results of operations and cash flows. In addition, enrollment in Medicare Advantage programs continues to grow nationwide, and an increasing proportion of Medicare and Medicaid funds are managed by payors who may seek to reduce reimbursement as described above.

Increased competition for, or a shortage of, nurses and other skilled personnel could increase our staffing and labor costs and negatively impact our operations. Our success depends upon our ability to retain and attract nurses, certified nurse assistants, social workers and speech, physical and occupational therapists, as well as skilled personnel who are responsible for the day-to-day operations of each of our affiliated operations. If we fail to attract and retain qualified and skilled personnel, or if the associated costs increase, our independent operating subsidiaries’ ability to conduct their business operations effectively could be harmed. Staffing challenges increased during the pandemic due to health care worker burnout, COVID exposures, vaccine mandates, and wage inflation, increasing the competition for qualified staff and cost of retaining personnel, and continue to affect our operations. There can be no assurance that we will be able to attract and retain key personnel going forward.

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

Our hospice independent operating subsidiaries are subject to annual Medicare caps calculated by Medicare. With respect to our hospice independent operating subsidiaries, overall payments made by Medicare for each Medicare beneficiary are subject to caps calculated by Medicare, as discussed in greater detail in Item 1., Government Regulation. If payments received by any one of our hospice provider numbers exceeds the caps for the beneficiary, we are required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business. Additionally, the annual increase in Medicare beneficiary caps may not keep pace with the rate of inflation as it applies to the costs of caring for such patients, potentially resulting in our hospice independent operating subsidiaries treating these patients at a loss

Security breaches and other cyber-security incidents could subject us to significant liability. Our business is dependent on the proper functioning and availability of our computer systems and networks. Our safety and security measures designed to protect our information systems, data and patient health information and disaster recovery plan may not prevent damage, interruption, or breach of our information systems and operations. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of our information systems. Unauthorized parties may attempt to gain access to our systems or operations, or those of third parties with whom we do business, through fraud or other forms of deceiving our employees or contractors. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems also could disrupt or reduce the efficiency of our operations. If a cyber-security attack or other unauthorized attempt to access our systems or operations were to be successful, such as a ransomware attack, the incident could result in the theft, destruction, loss, misappropriation or release of confidential information or intellectual property, and could cause operational or business delays or disruptions that may materially impact our ability to provide various healthcare services. Any successful cyber-security attack or other unauthorized attempt to access our systems or operations also could result in negative publicity which could damage our reputation or brand with our patients, referral sources, payors or other third parties and could subject us to substantial regulatory, civil or criminal penalties, fines, investigations and enforcement actions, including under HIPAA and other federal and state privacy laws, including, for example, the California Consumer Privacy Act and Nevada Privacy Law, which includes a private right of action that may expose us to private litigation regarding our privacy practices and significant damages awards or settlements in civil litigation.

State efforts to regulate or deregulate the healthcare services industry or the construction or expansion of the number of home health, hospice or senior living operations could impair our ability to expand or result in increased competition. As discussed in greater detail in Item 1., Government Regulation, our ability to acquire or establish new home health, hospice or senior living operations or expand or provide new services at existing operations would be adversely affected if we are unable to obtain the necessary approvals, if there are changes in the standards applicable to those approvals, new laws or changes in applicable laws governing CON requirements, or if we experience delays and increased expenses associated with obtaining those approvals. We may not be able to obtain licensure, CON approval, Medicare or Medicaid certification, Attorney General approval or other necessary approvals for future expansion projects. Conversely, and specific to the highly competitive senior living industry, the elimination or reduction of state regulations that limit the construction, expansion or renovation of new or existing communities could result in increased competition to us. In general, regulatory and other barriers to entry in the senior living industry are not prohibitive. Over the last several years, there has been a significant increase in the construction of new senior living communities, including in the markets where we provide services. This has resulted in increased competition in many of our markets. Such new competition may limit our ability to attract new residents, raise rents or otherwise expand our senior living business, which could have a material adverse effect on our revenues, results of operations and cash flow.

Changes in federal and state employment-related laws and regulations could increase our cost of doing business. Our independent operating subsidiaries are subject to a variety of federal and state employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act which governs such matters as minimum wages, overtime and other working conditions, the Americans with Disabilities Act (the “ADA”) and similar state laws that provide civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, the National Labor Relations Act, regulations of the Equal Employment Opportunity Commission, regulations of the Office of Civil Rights, regulations of state Attorneys General, family leave mandates and a variety of similar laws. To the extent these laws do not already apply to our independent operating subsidiaries, ongoing rulemaking under section 1557 of the ACA seeks to impose existing civil rights laws onto the delivery of healthcare where it may not otherwise already apply, creating new compliance obligations to satisfy for our independent operating subsidiaries. Because labor represents a large portion of our operating costs, changes in federal and state employment-related laws and regulations could increase our cost of doing business. We also may be subject to employee-related claims such as wrongful discharge, discrimination or violation of equal employment law.

Employment claims, such as wage and hour claims, frequently are the subject of class action lawsuits in many states in which our independent affiliates operate, including, for example, California.

Required regulatory approvals could delay or prohibit transfers of our healthcare operations, which could result in periods in which we are unable to receive reimbursement for such properties. Our independent operating subsidiaries must be licensed under applicable state law and, depending upon the type of operation, certified or approved as providers under the Medicare and/or Medicaid programs. In the process of acquiring or transferring operating assets, our operations must receive change of ownership approvals from state licensing agencies, Medicare and Medicaid, and third party payors. If there are any delays in receiving regulatory approvals from the applicable federal, state or local government agencies, or from independent accreditation authorities that may be required by federal, state or local government agencies, or the inability to receive such approvals, such delays could result in delayed or lost reimbursement related to periods of service prior to the receipt of such approvals. By way of example, in 2022 California passed Assembly Bill 2673 which prohibits issuance of new hospice licenses and limits transfer of existing licenses.

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

Our revenue, financial condition and results of operations could be negatively impacted by any changes in the acuity mix of patients in our affiliated operations as well as payor mix and payment methodologies. Our revenue is determined in part by the acuity of home health and hospice patients and senior living residents. Changes in the acuity level of patients we attract, as well as our payor mix among Medicare, Medicaid, managed care organizations and private payors, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the year ended December 31, 2022, 62.3% of our revenue was provided by government payors that reimburse us at predetermined rates, which is typical. If we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our independent operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected. Among other initiatives, these payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, we may lose patients if we choose not to renew our contracts with these insurers at lower rates.

We are subject to litigation that could result in significant legal costs and large settlement amounts or damage awards. Our business involves a significant risk of liability given the age and health of the patients and residents of our independent operating subsidiaries and the services we provide. The frequency and severity of litigation in the healthcare industry has increased, due in part to large verdicts and punitive damage awards. Claims are filed based upon a wide variety of assertions and theories, including deficiencies in conditions of participation under certain state and federal healthcare programs and wage and hour class actions. Plaintiffs’ attorneys have become increasingly aggressive in their pursuit of claims against healthcare providers, including home health, hospice and senior living providers, employing a wide variety of advertising and solicitation activities to generate more claims. Additionally, recent changes in California law, through its passage of AB 35, has increased the non-economic (i.e., pain and suffering) damages that may be recovered by attorneys on claims of professional negligence or malpractice in the healthcare setting, and may embolden plaintiff’s attorneys to be more aggressive in their pursuit of facilities operated by our independent operating subsidiaries and the services provided through them. The defense of lawsuits may result in significant legal costs, regardless of the outcome. Further, such litigation against us or our independent operating subsidiaries may result in increased liability insurance premiums and/or a decline in available insurance coverage levels, which could materially and adversely affect our business, financial condition and results of operations.

Instances of noncompliance can decrease our revenue. As discussed under Item 1., Monitoring Compliance in our Operations, we have internal compliance policies and procedures, including ongoing monitoring and controls, pursuant to which we have identified, and may in the future identify, deficiencies in the assessment of and recordkeeping for patients and residents. We must accrue liabilities for claim costs and interest and repay any amounts due in normal course. Failure to refund overpayments within required time frames (as described in greater detail under Item 1., Government Regulation) could result in FCA liability and other penalties, fines, or sanctions. Additionally, federal and state mandates for vaccination of employees—or in some cases, state actions prohibiting vaccination—differ and may be difficult to comply with, and non-compliance may result in sanctions or other penalties assessed upon the Company. If future investigations ultimately result in findings of significant billing and reimbursement noncompliance, which require us to record significant additional provisions or remit payments, our business, financial condition and results of operations could be materially and adversely affected.

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

In undertaking acquisitions, we may be impacted by costs, liabilities and regulatory issues that may adversely affect our operations. In undertaking acquisitions, we also may be adversely impacted by unforeseen liabilities attributable to the prior providers who operated the acquired operations, against whom we may have little or no recourse. Many operations we have historically acquired were underperforming prior to the acquisition. Even where operations have been improved, we still may face post-acquisition regulatory issues related to pre-acquisition events. These may include, without limitation, payment recoupment related to our predecessors’ prior noncompliance, the imposition of fines, penalties, operational restrictions or special regulatory status. Further, we may incur post-acquisition compliance risk due to the difficulty or impossibility of immediately or quickly bringing non-compliant operations into full compliance. Diligence materials pertaining to acquisition targets, especially the underperforming operations that often represent the greatest opportunity for return, are often inadequate, inaccurate or impossible to obtain, sometimes requiring us to make acquisition decisions with incomplete information. Operations that we have acquired or may acquire in the future may generate unexpectedly low returns, may cause us to incur substantial losses (including sanctions, fines, penalties, and other liabilities that state and federal authorities may seek to impose upon us under various theories of successor liability despite our efforts to prevent such liabilities during our transactions), may require unexpected levels of management time, expenditures or other resources, or may otherwise not meet a risk profile that our investors find acceptable. We also incur regulatory risk in acquiring certain operations due to the licensing, certification and other regulatory requirements affecting our right to operate the acquired operations, which are frequently obtained post-closing. If we were denied licensure or certification for any reason, we might not realize the expected benefits of the acquisition and would likely incur unanticipated costs and other challenges which could cause our business to suffer.

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

If we do not achieve and maintain competitive quality of care ratings from CMS and private organizations engaged in similar monitoring activities, our business may be negatively affected. Providing quality patient care is the cornerstone of our business. We believe that referral sources, residents and patients select us in large part because of our reputation for delivering quality care. If we should fail to attain our goals regarding acute care hospitalization readmission rates and other quality metrics, we expect our ability to generate referrals would be adversely impacted, which could have a material adverse effect upon our business financial condition, results of operations and cash flows. In addition, our home health payment rates could be reduced, as described in Item 1., Government Regulation - Home Health Value Based Purchasing (HHVBP); further, our star ratings measured by CMS on a five-star basis may decrease, resulting in lower estimation by potential residents and patients and reducing the likelihood of having those potential residents and patients use our services, as described in Item 1.,
Our Competitive Strengths - Superior Clinical Outcomes and Quality Care.

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

The unionization of our workers may adversely affect our revenue and profitability. To date, our employees have chosen not to unionize. Throughout 2022, however, there has been a nationwide trend of service workers successfully organizing to unionize their workplaces, which may increase the likelihood of our employees seeking to unionize their activities at one or more locations controlled by our independent operating subsidiaries. If our employees decide to unionize, our cost of doing business could increase, our operations could experience disruption, and affected operations may no longer be economical to continue operating.

Because we lease all of our affiliated senior living communities, we could experience risks associated with leased property, including risks relating to lease termination, lease extensions and special charges, which could adversely affect our business, financial position or results of operations. As of December 31, 2022, we leased all except one of our senior living communities and administrative offices. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs), the cost of which have increased since 2020 and may adversely affect us with future increases and operating expense reconciliations due for prior years. Under certain master leases, a breach at a single community could subject one or more of the other communities covered by the same master lease to the same default risk. Failure to comply with provider requirements is a default under several of the leases and master lease agreements. In addition, lease defaults could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.

A housing downturn could decrease demand for assisted living services. Seniors often use the proceeds of home sales to fund their admission to assisted living communities. A downturn in the housing markets could adversely affect seniors’ ability to afford our resident fees and entrance fees. If national or local housing markets enter a persistent decline in prices or transaction activity, our occupancy rates, revenues, results of operations and cash flow could be negatively impacted.

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

Inflation may negatively impact profitability. The annual inflation rate of 8.0% in 2022 has impacted our operations, placing upward pricing pressure on all things from wages to supplies to energy costs. Inflation is expected to continue in 2023 and may affect the Company’s profit in providing services. We have historically derived a substantial portion of our revenue from the Medicare program. We also derive revenue from state Medicaid and similar reimbursement programs. Payments under these programs generally provide for reimbursement levels that are adjusted for inflation annually. These adjustments may not continue in the future, and even if continued, such adjustments may not reflect the actual increase in our costs for providing healthcare services. Labor and supply expenses make up a substantial portion of our cost of services. Those expenses are subject to increase in periods of rising inflation and when labor shortages occur in the marketplace. Inflation may also lead to increased interest rates, which could increase our cost of capital, impair consumers’ ability to purchase our services, or otherwise harm us financially.

Extreme weather, natural disasters, or other catastrophic events could adversely effect our results from operations. We operate and are subject to long term leases in areas particularly susceptible to damage or losses caused by catastrophic or extreme weather and other natural events, including fires, snow, rain or ice storms, windstorms, tornadoes, hurricanes, earthquakes, flooding and other severe weather. Many of our services require our employees to travel to patients’ homes by car. Adverse weather events could impair our ability to provide services and could cause substantial damages or losses to our communities or operations, which may not be covered by insurance. These events may also indirectly effect our business by increasing the cost of (or making unavailable) insurance on terms we find acceptable. Changes in regulations relating to climate change could require us to change the way we provide services and could result in increased costs without a corresponding increase in revenue.

Delays in reimbursement may cause liquidity problems. If we experience problems with our billing information systems or if issues arise with Medicare, Medicaid or other payors, we may encounter delays in our payment cycle. From time to time, we have experienced such delays as a result of government payors instituting planned reimbursement delays for budget balancing purposes or as a result of prepayment reviews. Some states in which we operate are operating with budget deficits or could have a budget deficit in the future, which may delay reimbursement in a manner that would adversely affect our liquidity. In addition, from time to time, procedural issues require us to resubmit claims before payment is remitted, which contributes to aged receivables. Unanticipated delays in receiving reimbursement from state programs due to changes in their policies or billing or audit procedures may adversely impact our liquidity and working capital.

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

Two of our directors continue to serve as a director on the Ensign board of directors, and ownership of shares of Ensign common stock or equity awards of Ensign by our directors and executive officers may create conflicts of interest or the appearance of conflicts of interest. Two of our directors continue to serve on the Ensign board of directors and substantially all of our executive officers and some of our non-employee directors own shares of Ensign common stock. This could create, or appear to create, potential conflicts of interest when our or Ensign’s management or directors face decisions that could have different implications for us and Ensign, including the resolution of any dispute regarding the terms of the agreements governing the Spin-Off and the relationship between us and Ensign after the Spin-Off, any commercial agreements entered into in the future between us and Ensign and the allocation of such directors’ time between us and Ensign.

A Medicare Overpayment Audit of one of our Independent Operating Subsidiaries could result in a material loss. From June 2021 to May 2022, a united program integrity contractor (“UPIC”) for the Medicare program suspended one of our independent operating subsidiary’s rights to submit claims to and obtain reimbursement from Medicare for its hospice agency services. The suspension concluded in May 2022 and Medicare has resumed payment on new claims submitted by the agency. The payments suspended as of June 30, 2022 totaled $5.2 million and represented all Medicare payments due to that independent operating subsidiary’s provider number during the suspension. During the suspension, the UPIC reviewed 107 patient records from a 10-month period to determine whether a Medicare overpayment was made to this independent operating subsidiary and whether repayment of any identified overpayment is due. Based on the results of its claim review, the UPIC alleged actual overpayments of $0.4million and extrapolated overpayments of $5.2 million based upon its sampled and extrapolated data. In September and October 2022, the Company submitted requests for redetermination of the alleged overpayments. The UPIC’s redetermination decision was partially favorable. The Company plans to continue to contest the UPIC’s initial overpayment determination for the claim samples redetermined adversely to the Company.

This suspension and overpayment allegation may increase the likelihood that this or other of our independent operating subsidiaries may be subjected to additional scrutiny in the future. A Medicare contractor may review patient records from one or more of our other independent operating subsidiaries, which may lead to those agencies having their Medicare payments suspended, whether temporarily or on an indefinite or permanent basis, potentially leading to their closure and resulting adverse impacts on our revenues and profits.

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

Risks Related to COVID-19

COVID-19 has created new regulatory risks that impact our operations. COVID-19 has generated, and will likely continue to generate, dramatic and rapid changes in the laws affecting our operations. U.S. Federal, state, and local regulators implemented new laws, rules, regulations, and orders, or waived or modified existing laws, rules and regulations for the duration of the COVID-19 public health emergency (“PHE”). The Biden administration has announced that the PHE will conclude on May 11, 2023, which will require us to navigate the termination of federal and state waivers and flexibilities, which may be staggered and result in different or inconsistent termination dates of certain federal and state waivers flexibilities.

Most of the legal and regulatory changes in response to COVID-19 were made without following typical regulatory or legislative processes and procedures, and were announced via website postings or fact sheets with limited notice and without full regulations or guidance in place. While many of the changes are beneficial in that they reduce or eliminate statutory or regulatory requirements for healthcare providers during the COVID-19 public health emergency, we remain subject to the risk of inadvertent non-compliance due to the quantity, ambiguity and frequency of changes, including the expiration of certain waivers issued by the federal government and various state governments. In addition to the regulatory changes regarding COVID-19, the end of the emergency measures created to address it may adversely affect our operations through increased legal and operational costs related to compliance with changes and monitoring for future changes. The resumption of pre-COVID-19 regulatory requirements at the conclusion of the public health emergency may require significant operational changes on short notice.

COVID-19 and related risks have affected and could materially affect our results of operations, financial position and/or liquidity. The global spread of COVID-19 and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. See “Part II—Item 5.,—Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19” herein. Now three years into the COVID-19 pandemic, which appears to be an endemic and ongoing circumstance to be managed, and with the end of the federal COVID-19 PHE approaching on May 11, 2023, many of the direct and indirect consequences of COVID-19 on our business are known; however, new developments such as waves of COVID-19 variants, second-order effects such as supply chain and labor supply issues are ongoing. The full range of their direct and indirect consequences of the COVID-19 pandemic on our business are not yet known. Similarly, the risks and consequences of the COVID-19 PHE’s termination and conclusion of emergency responses to COVID-19 in states and localities where we operate are not yet fully known and may adversely affect our business. Risks presented by the ongoing effects of COVID-19 include the following:

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
•Potential for continued inflation resulting from changes in economic conditions and steps taken by the federal government and the Federal Reserve, which could lead to higher inflation rates or longer-lasting inflation than anticipated, which could in turn lead to an increase in expenses, including rent expense under our triple net leases. All of the triple net leases in our senior living business contain annual rent escalators tied to year-over-year increases in various consumer price indices. While these leases contain provisions capping the increased rent expense each year, increased inflation could cause our rent expense in our senior living business to increase at a greater rate than in prior years.
•Potential for future investigations, sanctions, fines, or other penalties arising from the conclusion of the COVID-19 PHE and the expiration of waivers and flexibilities enacted at the federal and state levels as a result of the PHE, and the need to update and amend policies and procedures to timely acknowledge the expiration of these waivers and flexibilities.

COVID-19 could lead to future litigation. COVID-19 has affected virtually all businesses in the country, and healthcare providers have been acutely impacted due to direct involvement with the virus. The challenges of dealing with a global pandemic have been amplified by supply shortages, lack of available tests, and constantly evolving information. It is likely that healthcare companies, including those in the post-acute care and senior living industries in which we operate, could become targets of plaintiffs’ litigation, alleging negligence, wrongful death, and similar claims resulting from where cases of COVID-19 occurred in senior living communities and through the direct contact with COVID-19 positive patients of our home health and hospice providers. If we or our operations are subject to litigation of this nature, such litigation may result in legal fees, damages, fines or settlements in amounts that could be material.

Rules mandating COVID-19 vaccination may subject us to penalties and other challenges. Various federal, state and local governments have issued, or indicated an intention to issue, COVID-19 vaccination requirements for health care workers and other workers. Most notably, on November 4, 2021, CMS issued an interim final rule requiring full vaccination of personnel working for operations reimbursed by Medicare or Medicaid. The United States Supreme Court upheld this mandate and full vaccination is now required for health care workers in all states.

States where we operate have imposed their own vaccine mandates as well. During 2021, California, Colorado, Oregon and Washington each issued orders requiring that all or some employees and contractors of our independent operating subsidiaries be fully vaccinated. In addition, on December 22, 2021 California ordered that health care workers who are booster-eligible must receive a vaccine booster by March 1, 2022. Other states, however, have rescinded or allowed their healthcare worker vaccination mandate to expire. Oregon modified its vaccine mandate on April 1, 2022 so that it no longer applied to state employees, but it continued to remain in effect for healthcare workers. By July 14, 2022 the Colorado Board of Health allowed the State’s COVID-19 vaccination requirement for healthcare workers to expire and no longer required healthcare workers to be vaccinated against the virus. Washington State also terminated its requirement for healthcare workers to be vaccinated against COVID-19 on October 31, 2022. Despite this emerging inconsistency among various states, CMS’s interim final rule still requires COVID-19 vaccination for healthcare workers at Medicare-participating facilities.

The Company may be subject to fines, penalties or judgments, or may otherwise be negatively impacted, if it is found not to have complied with any such current or future vaccination requirements, including CMS’s interim final rule requiring COVID-19 vaccination. Current or prospective employees may oppose vaccination, making it more difficult to recruit or retain staff.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Service Center

We lease two office locations to accommodate our Service Center. We lease approximately 16,794 square feet of office space located at 1675 East Riverside Drive, Suite 150, Eagle, ID 83616, pursuant to a lease that expires March 31, 2025. Our principal executive offices are located at the Service Center in Eagle, Idaho. We have two options to extend our lease term at this location for an additional five-year term for each option. In addition, we currently lease 4,839 rentable square feet of office space located at 7440 South Creek Road, Suite 100, Sandy, Utah 84093, pursuant to a lease that expires January 31, 2026. We have one option to extend our lease term at this location for one additional five-year term.

Home Health and Hospice Agencies and Senior Living Communities

As of December 31, 2022, we operated 95 home health, hospice and home care agencies in Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. Office space is leased within geographies served by our agencies.

As of December 31, 2022, we operated 49 affiliated senior living communities in Arizona, California, Idaho, Nevada, Texas, and Wisconsin, with 3,500 Senior Living units. We lease all of our communities through long-term, triple-net lease arrangements.

The following table provides summary information regarding the locations of our home health and hospice agencies and our senior living communities and operational units as of December 31, 2022:

State	Home Health Agencies	Hospice Agencies	Senior Living Communities	Senior Living Units
Arizona	4	8	5	841
California	7	9	7	629
Colorado	6	1	—	—
Idaho	4	3	2	175
Iowa	1	1	—	—
Montana	1	1	—	—
Nevada	1	2	4	385
Oklahoma	2	1	—	—
Oregon	2	1	—	—
Texas	5	8	12	712
Utah	9	4	—	—
Washington	6	3	—	—
Wisconsin	2	1	19	758
Wyoming	1	1	—	—
Total	51	44	49	3,500

Item 3.    Legal Proceedings

We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. However, the results of such matters cannot be predicted with certainty and we cannot assure you that the ultimate resolution of any legal or administrative proceeding or dispute will not have a material adverse effect on our business, financial condition, results of operations and cash flows. See Note 15, Commitments and Contingencies, to the Audited Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business.

Item 4.    Mine Safety Disclosures

None.

Part II.

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common stock has traded under the symbol “PNTG” on the NASDAQ Global Select Market since our Spin-Off on October 1, 2019. As of February 23, 2023, there are approximately 61 holders of record of our stock.

Dividend Policy

We do not intend to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our future earnings will be retained to support our operations and to finance the growth and development of our business.

Issuer Repurchases of Equity Securities

On December 12, 2022, the Board of the Directors of the Company approved a share repurchase program under which the Company may repurchase up to $1.0 million of its common stock. Under the share repurchase program, the Company may repurchase shares from time to time through open market purchases, including through the use of trading plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The authorization expires on December 12, 2023, and may be suspended or discontinued at any time and does not obligate the company to acquire any amount of common stock. No shares were repurchased during the year ended December 31, 2022.

Stock Performance Graph

The following Stock Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference in such filing.

The graph below compares the cumulative total stockholder return on our common stock, $0.001 par value per share, during the period from the date of the Spin-Off on October 1, 2019, through December 31, 2022, with the cumulative total return on the NASDAQ composite index and an industry peer group over the same period (assuming the investment of $100 in our common stock, the NASDAQ composite index and the industry peer group on October 1, 2019 and the reinvestment of dividends). The peer group we selected is comprised of: Amedysis, Inc. (“AMED”), Addus Homecare Corporation (“ADUS”), Chemed Corporation (“CHE”), Encompass Health Corporation (“EHC”), LHC Group, Inc. (“LHCG”), Sonida Senior Living Inc., formerly known as Capital Senior Living Corporation (“SNDA”), and Brookdale Senior Living, Inc. (“BKD”). The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance. No cash dividends have been paid on our common stock.

	10/1/2019	12/31/2019	6/30/2020	12/31/2020	6/30/2021	12/31/2021	6/30/2022	12/31/2022
PNTG	100	219	150	385	271	152	85	73
NASDAQ	100	113	127	163	183	199	139	132
Peer Group	100	113	116	147	134	120	105	111
Item 6.    [Reserved]

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report. See Item 1A., Risk Factors and Cautionary Note Regarding Forward-Looking Statements.

Overview

We are a leading provider of high-quality healthcare services to patients and residents of all ages, including the growing senior population, in the United States. We strive to be the provider of choice in the communities we serve through our innovative operating model. We operate in multiple lines of businesses including home health, hospice and senior living services across Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. As of December 31, 2022, our home health and hospice business provided home health, hospice and home care services from 95 agencies operating across 14 states, and our senior living business operated 49 senior living communities throughout six states.

The following table summarizes our affiliated home health and hospice agencies and senior living communities as of:

	2014	2015	2016	2017	2018	2019	2020	2021	2022
Home health and hospice agencies	25	32	39	46	54	63	76	88	95
Senior living communities	15	36	36	43	50	52	54	54	49
Senior living units	1,587	3,184	3,184	3,434	3,820	3,963	4,127	4127	3,500
Total number of home health, hospice, and senior living operations	40	68	75	89	104	115	130	142	144

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

Home Health and Hospice

During the year ended December 31, 2022, the labor challenges experienced throughout the past year continued with some moderation. During 2022, hospice average discharged length of stay was impacted slightly as a result of a shift of patient referrals from more acute settings, resulting in a modest decline in hospice average length of stay despite an incremental improvement in hospice admissions.

Senior Living

COVID-19 continues to impact our senior living business and geographies, including impacts on our residents, team members, vendors and business partners. While our overall senior living occupancy has decreased since the onset of the COVID-19 pandemic due to a greater number of move outs net of move ins, during the year ended December 31, 2022 we experienced modest improvement in occupancy. We cannot be sure if or when the occupancy levels in our senior living communities will improve over multiple measurement periods or return to pre-pandemic levels.

Labor

Wage rates have increased in response to COVID-driven staffing shortages and the lingering disruption COVID-19 caused to the labor market. We are monitoring the ongoing impact of COVID-19 on labor costs due to increased overtime, premium pay, and temporary labor to supplement existing staffing. Accordingly, we received state relief funding in selected states, which have been designed to provide additional funding to cover COVID-19 related expenses. For the year ended December 31, 2022, we recorded state relief funds of $4.2 million in costs of services as a direct offset against COVID-19 related expenses we incurred in those states in our senior living operations.

Recent Activities

Acquisitions. During 2022, we expanded our operations with the addition of three home health agencies, four hospice agencies and one senior living community. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction.

Other Activities. On January 27, 2022, affiliates of the Company, entered into certain operations transfer agreements (collectively, the “Transfer Agreements”) with affiliates of Ensign, providing for the transfer of the operations of certain senior living communities (the “Transaction”) from affiliates of the Company to affiliates of Ensign. The closing of the Transaction was completed in two phases with the transfer of two operations on March 1, 2022 and the remainder transferred on April 1, 2022. The transfer includes a $6.5 million payment to Ensign for the year ended December 31, 2022 to cover post-closing capital expenditures and operating losses related to one of the communities transferred on April 1, 2022, which was recorded in loss on asset dispositions and impairment, net.

Trends

Since the pandemic began and until the first quarter of 2021, we experienced a steady decline in senior living occupancy as move-ins declined relative to move-outs due to the pandemic. However, we have experienced modest senior living occupancy improvement during 2022, partly as a result of improving COVID-19 case trends and renewed consideration of senior living communities as a home based care setting. Nevertheless, we cannot be sure when the occupancy levels in our senior living communities will completely return to pre-pandemic levels. As uncertainty regarding the COVID-19 pandemic persists, if there is a resurgence in cases, or if variant strains aggressively emerge, we could see a more prolonged recovery.

When we acquire turnaround or start-up operations, we expect that our combined metrics may be impacted. We expect these metrics to vary from period to period based upon the maturity of the operations within our portfolio. We have generally experienced lower occupancy rates and higher costs at our senior living communities and lower census and higher costs at our home health and hospice agencies for recently acquired operations; as a result, we generally anticipate lower and/or fluctuating consolidated and segment margins during years of acquisition growth. We established two start-up hospice agencies in Colorado and Washington, and one home health agency in California during the year ended December 31, 2022.

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

The CARES Act payroll tax deferral program allowed employers to defer the deposit and payment of the employer’s portion of social security taxes that otherwise would be due between March 27, 2020, and December 31, 2020. The CARES Act permits employers to deposit half of these deferred payments by the end of 2021 and the other half by the end of 2022. The Company deferred approximately $7.8 million of employer-paid portion of social security tax, all of which was paid by the end of 2022.

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

In 2021 CMS issued, and the United States Supreme Court upheld, an interim final rule requiring workers of Medicare- or Medicaid-reimbursed operations to be fully vaccinated or subject to an appropriate exemption. The application of this interim final rule has been extended to all 50 states. In addition, several states in which our independent operating subsidiaries are located issued their own vaccine requirements, most notably California, Colorado, Oregon, and Washington. Since then, CMS has issued guidance indicating that its surveys for compliance with the interim final rule’s vaccine mandate will only be enforced in surveys used for initial certification or recertification of providers, and in response to complaints of non-compliance. Colorado has since allowed its COVID-19 vaccination mandate for healthcare workers to expire. In some states where our independent operating subsidiaries are located, state requirements for vaccination of healthcare workers have been updated to address the availability and necessity of vaccine boosters after receiving an initial one- or two-injection course of vaccination. Still other states, such as Texas, have prohibited COVID-19 vaccines from being required as a matter of state law, although the interim final rule requires employees of Medicare-participating health care facilities to receive the COVID-19 vaccination. Compliance with the relevant federal and state vaccine mandates or laws is challenging, due to legal challenges, differing requirements, and changes to those requirements, including their expiration or termination.

As of December 31, 2022, our independent operating subsidiaries are substantially in compliance with these mandates. While the mandates have contributed to industry-wide staffing shortages and increased competition for qualified employees, increasing our employee costs, those impacts have been felt across the health care industry and are not unique to our operations. The various federal and state mandates have also created ongoing testing, tracking and other administrative obligations and expenses, which may persist as long as the mandates are in place.

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

On October 31, 2022, CMS issued the 2023 Home Health Prospective Payment System Rate Update final rule (“Home Health Payment Final Rule”). The rule implements a 3.9% decrease to the home health 30-day period standard payment rate in 2023, half of the 7.9% permanent decrease which CMS proposes to fully implement by 2024. This decrease is based on assumed behavior changes resulting from implementation of the Patient Driven Grouping Model (“PDGM”). Low Utilization Payment Adjustments (“LUPAs”) are excluded. Aside from these adjustments, CMS finalized a 2.9% basket increase for the home health payment update in calendar year 2023. CMS also recalibrated case-mix weights and low utilization payment adjustment thresholds using 2021 data. Additionally, the rule applies a permanent 5.0% cap on decreases in the wage index, meaning an agency’s wage index for any future year will not be less than 95.0% of the final wage index for the preceding year. For home health agencies that do not report required quality reporting data to CMS, their increase in payment will be 0.9%, rather than the full 2.9% contemplated in the rule. Overall, the Home Health Payment Final Rule estimates that Medicare payments to all home health agencies will increase in the aggregate by 0.7%, or $125 million, based on its contents. The rule is effective beginning January 1, 2023.

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

Common Stock Repurchase Program

On December 12, 2022, the Board of the Directors of the Company approved a share repurchase program under which the Company may repurchase up to $1,000 of its common stock. Under the share repurchase program, the Company may repurchase shares from time to time through open market purchases, including through the use of trading plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The authorization expires on December 12, 2023, and may be suspended or discontinued at any time and does not obligate the company to acquire any amount of common stock. No shares were repurchased during the year ended December 31, 2022.

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

The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Year Ended December 31,
	2022	2021
Home health services:
Total home health admissions	40,436	37,366
Total Medicare home health admissions	18,641	17,356
Average Medicare revenue per 60-day completed episode(a)	$3,545	$3,443
Hospice services:
Total hospice admissions	9,166	8,613
Average hospice daily census	2,296	2,291
Hospice Medicare revenue per day	$178	$174

(a)	The year to date average for Medicare revenue per 60-day completed episode includes post period claim adjustments for prior periods.

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

The following table summarizes our senior living statistics for the periods indicated:

	Year Ended December 31,
	2022	2021
Occupancy	75.7%	72.7%
Average monthly revenue per occupied unit	$3,516	$3,207

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

Depreciation and Amortization. Property and equipment are recorded at their original historical cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets (ranging from three to 40 years). Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis we review our judgments and estimates, including but not limited to those related to self-insurance reserves, revenue, leases, intangible assets, goodwill, and income taxes. We base our estimates and judgments upon our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty, and actual results could differ materially from the amounts reported. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, within the Consolidated Financial Statements for further information on our critical accounting estimates and policies, which are as follows:

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

Recent Accounting Pronouncements

    Information concerning recently issued accounting pronouncements which are not yet effective is included in Note 2, Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements. As of December 31, 2022, there were no recently issued accounting pronouncements that were expected to have an impact on the Company.

Results of Operations

The following table sets forth details of our expenses and earnings as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Total revenue	100.0%	100.0%	100.0%
Expense:
Cost of services	79.6	79.7	75.9
Rent—cost of services	8.0	9.3	10.1
General and administrative expense	7.2	8.2	8.0
Depreciation and amortization	1.0	1.1	1.2
Loss on asset dispositions and impairment, net	1.5	0.6	—
Total expenses	97.3	98.9	95.2
Income from operations	2.7	1.1	4.8
Other income (expense):
Other income	—	—	0.1
Interest expense, net	(0.8)	(0.5)	(0.3)
Other expense, net	(0.8)	(0.5)	(0.2)
Income before provision for income taxes	1.9	0.6	4.6
Provision for income taxes	0.4	0.1	0.6
Net income	1.5	0.5	4.0
Less: net income (loss) attributable to noncontrolling interest(a)	0.1	(0.1)	—
Net income attributable to Pennant	1.4%	0.6%	4.0%

(a)	Net loss attributable to noncontrolling interest for the year ended December 31, 2020 was less than 0.1% and thus not meaningful as a percentage of total revenue.

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Consolidated GAAP Financial Measures:
Total revenue	$473,241	$439,694	$390,953
Total expenses	460,502	434,999	372,036
Income from operations	$12,739	$4,695	$18,917

The following table presents certain financial information regarding our reportable segments. General and administrative expenses are not allocated to the reportable segments and are included in “All Other”:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Year Ended December 31, 2022
Revenue	$342,249	$130,992	$—	$473,241
Segment Adjusted EBITDAR from Operations	$61,827	$37,563	$(31,435)	$67,955
Year Ended December 31, 2021
Revenue	$309,570	$130,124	$—	$439,694
Segment Adjusted EBITDAR from Operations	$55,565	$37,517	$(26,208)	$66,874
Year Ended December 31, 2020
Revenue	$253,659	$137,294	$—	$390,953
Segment Adjusted EBITDAR from Operations	$49,501	$48,309	$(22,762)	$75,048

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations above to income from operations:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Segment Adjusted EBITDAR from Operations(a)	$67,955	$66,874	$75,048
Less: Depreciation and amortization	4,900	4,784	4,675
Rent—cost of services	38,018	40,863	39,191
Other (expense) income	(31)	(24)	225
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(b)	1,435	1,045	1,787
Share-based compensation expense(c)	3,363	10,040	8,335
Acquisition related costs and credit allowances(d)	731	80	99
Transition services costs(e)	77	2,008	1,181
COVID-19 related costs and supplies(f)	—	—	447
Loss related to senior living operations transferred to Ensign(g)	6,103	2,835	—
Unusual or non-recurring charges(h)	1,220	—	—
Add: Net income (loss) attributable to noncontrolling interest	600	(548)	(191)
Income from operations	$12,739	$4,695	$18,917

(a)
Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs and credit allowances, (4) redundant and nonrecurring costs associated with the Transition Services Agreement, (5) loss related to senior living operations transferred to Ensign, (6) unusual or non-recurring charges, and (7) net income (loss) attributable to noncontrolling interest. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

(b)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(c)	Share-based compensation expense and related payroll taxes incurred, including the impact of the modification of certain restricted stock units described below in Note 12, Options and Awards, to the Consolidated Financial Statements. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(d)	Non-capitalizable costs associated with acquisitions and credit allowances for amounts in dispute with the prior owners of certain acquired operations.
(e)	Costs identified as redundant or non-recurring incurred by the Company as a result of the Spin-off. The 2021 amounts represents part of the costs incurred under the Transition Services Agreement. All amounts are included in general and administrative expense. Fees incurred under the Transition Services Agreement were $1,561, $3,124, and $5,536 for the year ended December 31, 2022, 2021 and 2020, respectively.
(f)	Beginning in the first quarter of fiscal year 2021, we updated our definition of Segment Adjusted EBITDAR to no longer include an adjustment for COVID-19 expenses offset by the amount of sequestration relief. COVID-19 expenses continue to be part of daily operations for which less specific identification is visible. Furthermore, the sequestration relief was extended through December 31, 2021. Sequestration relief was $3,555 for the year ended December 31, 2021.

The 2020 amount represents incremental costs incurred as part of the Company's response to COVID-19 including direct medical supplies, labor, and other expenses, net of $2,765 in increased revenue related to the 2% payment increase in Medicare reimbursements for sequestration relief for the year ended December 31, 2020.
(g)	On January 27, 2022, affiliates of the Company, entered into certain operations transfer agreements (collectively, the “Transfer Agreements”) with affiliates of Ensign, providing for the transfer of the operations of certain senior living communities (the “Transaction”) from affiliates of the Company to affiliates of Ensign. The closing of the Transaction was completed in two phases with the transfer of two operations on March 1, 2022 and the remainder transferred on April 1, 2022. The amount includes $6,500 for the year ended December 31, 2022 to cover post-closing capital expenditures and operating losses related to one of the communities transferred on April 1, 2022. The amount above also includes an offset of $397 for the year ended December 31, 2022, for the related net impact on revenue and cost of service attributable to the transferred entities. This amount excludes rent and depreciation and amortization expense related to such operations. During year ended December 31, 2021, the Company impaired certain leasehold improvements included in property and equipment totaling $2,835 primarily related to the operations included in the transaction with Ensign.
(h)	Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees including $958 in general and administrative expenses and $262 in cost of services for the year ended December 31, 2022.

Performance and Valuation Measures:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Consolidated Non-GAAP Financial Measures:
Performance Metrics
Consolidated EBITDA	$17,008	$10,003	$24,008
Consolidated Adjusted EBITDA	$31,545	$26,407	$36,080
Valuation Metric
Consolidated Adjusted EBITDAR	$67,955

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Segment Non-GAAP Measures:(a)
Segment Adjusted EBITDA from Operations
Home health and hospice services	$56,977	$51,045	$46,015
Senior living services	$6,003	$1,570	$12,827

(a)	General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss.

The table below reconciles Consolidated Net Income to Consolidated EBITDA, Consolidated Adjusted EBITDA and Consolidated Adjusted EBITDAR for the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Consolidated Net income	$7,243	$2,148	$15,553
Less: Net income (loss) attributable to noncontrolling interest	600	(548)	(191)
Add: Provision for income taxes	1,649	582	2,350
Net interest expense	3,816	1,941	1,239
Depreciation and amortization	4,900	4,784	4,675
Consolidated EBITDA	17,008	10,003	24,008
Adjustments to Consolidated EBITDA
Add: Costs at start-up operations(a)	1,435	1,045	1,787
Share-based compensation expense(b)	3,363	10,040	8,335
Acquisition related costs and credit allowances(c)	731	80	99
Transition services costs(d)	77	2,008	1,181
Net COVID-19 related costs(e)	—	—	447
Loss related to senior living operations transferred to Ensign(f)	6,103	2,835	—
Unusual or non-recurring charges(g)	1,220	—	—
Rent related to items (a) and (f) above	1,608	396	223
Consolidated Adjusted EBITDA	31,545	26,407	36,080
Rent—cost of services	38,018	40,863	39,191
Rent related to items (a) and (f) above	(1,608)	(396)	(223)
Adjusted rent—cost of services	36,410	40,467	38,968
Consolidated Adjusted EBITDAR	$67,955

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense and related payroll taxes incurred, including the impact of the modification of certain restricted stock units described below in Note 12, Options and Awards, to the Consolidated Financial Statements. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(c)	Non-capitalizable costs associated with acquisitions and credit allowances for amounts in dispute with the prior owners of certain acquired operations.
(d)	Costs identified as redundant or non-recurring incurred by the Company as a result of the Spin-off. The 2021 amounts represents part of the costs incurred under the Transition Services Agreement. All amounts are included in general and administrative expense. Fees incurred under the Transition Services Agreement were $1,561, $3,124, and $5,536 for the year ended December 31, 2022, 2021 and 2020, respectively.
(e)	Beginning in the first quarter of fiscal year 2021, we updated our definition of Segment Adjusted EBITDAR to no longer include an adjustment for COVID-19 expenses offset by the amount of sequestration relief. COVID-19 expenses continue to be part of daily operations for which less specific identification is visible. Furthermore, the sequestration relief was extended through December 31, 2021. Sequestration relief was $3,555 for the year ended December 31, 2021.

The 2020 amount represents incremental costs incurred as part of the Company's response to COVID-19 including direct medical supplies, labor, and other expenses, net of $2,765 in increased revenue related to the 2% payment increase in Medicare reimbursements for sequestration relief for the year ended December 31, 2020.
(f)	On January 27, 2022, affiliates of the Company, entered into certain operations transfer agreements (collectively, the “Transfer Agreements”) with affiliates of Ensign, providing for the transfer of the operations of certain senior living communities (the “Transaction”) from affiliates of the Company to affiliates of Ensign. The closing of the Transaction was completed in two phases with the transfer of two operations on March 1, 2022 and the remainder transferred on April 1, 2022. The amount includes $6,500 for the year ended December 31, 2022 to cover post-closing capital expenditures and operating losses related to one of the communities transferred on April 1, 2022. The amount above also includes an offset of $397 for the year ended December 31, 2022, for the related net impact on revenue and cost of service attributable to the transferred entities. This amount excludes rent and depreciation and amortization expense related to such operations. During year ended December 31, 2021, the Company impaired certain leasehold improvements included in property and equipment totaling $2,835 primarily related to the operations included in the transaction with Ensign.
(g)	Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees including $958 in general and administrative expenses and $262 in cost of services for the year ended December 31, 2022.

The table below reconciles Segment Adjusted EBITDAR from Operations to Segment Adjusted EBITDA from Operations for the periods presented:

	Year Ended December 31,
	Home Health and Hospice			Senior Living
	2022	2021	2020	2022	2021	2020
	(In thousands)
Segment Adjusted EBITDAR from Operations	$61,827	$55,565	$49,501	$37,563	$37,517	$48,309
Less: Rent—cost of services	5,060	4,906	3,629	32,958	35,957	35,562
Rent related to start-up operations	(210)	(386)	(143)	(1,398)	(10)	(80)
Segment Adjusted EBITDA from Operations	$56,977	$51,045	$46,015	$6,003	$1,570	$12,827

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

We strongly encourage investors to review our Consolidated Financial Statements, included in this report in their entirety and to not rely on any single financial measure. Because these Non-GAAP Financial Measures are not standardized, it may not be possible to compare these financial measures with other companies’ Non-GAAP financial measures having the same or similar names. These Non-GAAP Financial Measures should not be considered a substitute for, nor superior to, financial results and measures determined or calculated in accordance with GAAP. We strongly urge you to review the reconciliation of income from operations to the Non-GAAP Financial Measures in the table presented above, along with our Financial Statements and related notes included elsewhere in this report.

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

We calculate Consolidated EBITDA as net income, adjusted for net income (loss) attributable to noncontrolling interest, before (a) interest expense (b) provision for income taxes and (c) depreciation and amortization.

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

•redundant or nonrecurring costs associated with the Transition Services Agreement (as defined in Note 3, Transactions with Ensign);
•loss related to senior living operations transferred to Ensign;
•unusual or non-recurring charges; and
•net income attributable to noncontrolling interest.
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

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Revenue

	Year Ended December 31,
	2022		2021
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$159,858	33.8%	$136,505	31.0%
Hospice	160,520	33.9	151,612	34.5
Home care and other(a)	21,871	4.6	21,453	4.9
Total home health and hospice services	342,249	72.3	309,570	70.4
Senior living services	130,992	27.7	130,124	29.6
Total revenue	$473,241	100.0%	$439,694	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this report.

Our consolidated revenue increased $33.5 million, or 7.6%, driven by the net organic growth of existing operations across all segments of $29.4 million or 6.7% as well as increased revenue from acquired operations of $4.1 million or 0.9% during the year ended December 31, 2022.

Home Health and Hospice Services

	Year Ended December 31,
	2022	2021	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$159,858	$136,505	$23,353	17.1%
Hospice services	160,520	151,612	8,908	5.9
Home care and other	21,871	21,453	418	1.9
Total home health and hospice revenue	$342,249	$309,570	$32,679	10.6%

	Year Ended December 31,
	2022	2021	Change	% Change
Home health services:
Total home health admissions	40,436	37,366	3,070	8.2%
Total Medicare home health admissions	18,641	17,356	1,285	7.4
Average Medicare revenue per 60-day completed episode(a)	$3,545	$3,443	$102	3.0
Hospice services:
Total hospice admissions	9,166	8,613	553	6.4
Average daily census	2,296	2,291	5	0.2
Hospice Medicare revenue per day	$178	$174	$4	2.3
Number of home health and hospice agencies at period end	95	88	7	8.0%

(a)	The year to date average for Medicare revenue per 60-day completed episode includes post period claim adjustments for prior periods.

Home health and hospice revenue increased $32.7 million, or 10.6%. Revenue grew due to an increase in all key performance indicators including an increase in total home health admissions of 8.2%, an increase in Medicare home health admissions of 7.4%, an increase in average Medicare revenue per 60-day completed episode of 3.0%, an increase of 6.4% in total hospice admissions, an increase of 2.3% in hospice revenue per day, and an increase of 0.2% in hospice average daily census. The improvement in these metrics resulted in net organic revenue growth of $29.5 million for the year ended December 31, 2022. Growth was also driven by the acquisition of seven home health and hospice operations, between December 31, 2021 and December 31, 2022, resulting in an increase in revenue of $3.2 million or 1.0% overall.

Senior Living Services

	Year Ended December 31,
	2022	2021	Change	% Change
Revenue (in thousands)	$130,992	$130,124	$868	0.7%
Number of communities at period end	49	54	(5)	(9.3)%
Occupancy	75.7%	72.7%	3.0%
Average monthly revenue per occupied unit	$3,516	$3,207	$309	9.6%

Senior living revenue increased $0.9 million, or 0.7%, for the year ended December 31, 2022 when compared to the same period in the prior year primarily due to a 9.6% increase in average monthly revenue per occupied unit and a 3.0% increase in occupancy rate between December 31, 2021 and December 31, 2022. The increases were offset by the loss of revenue of $12.8 million from the senior living communities transferred to Ensign. Growth in revenue was also driven by the acquisition of one senior living community, between December 31, 2021 and December 31, 2022, resulting in an increase of $0.9 million or 0.7% overall.

Cost of Services

The following table sets forth total cost of services by each of our reportable segments for the periods indicated:

	Year Ended December 31,
	2022	2021	Change	% Change
	(In thousands)
Home Health and Hospice	$282,988	$257,251	$25,737	10.0%
Senior Living	93,650	92,985	665	0.7
Total cost of services	$376,638	$350,236	$26,402	7.5%

Consolidated cost of services increased $26.4 million, or 7.5%, for the year ended December 31, 2022 when compared to the year ended December 31, 2021. Cost of services as a percentage of revenue decreased by 0.1% from 79.7% to 79.6% over the same time period. The increase in the amount cost of services was driven primarily by volume of services provided.

Home Health and Hospice Services

	Year Ended December 31,
	2022	2021	Change	% Change
	(In thousands)
Cost of service	$282,988	$257,251	$25,737	10.0%
Cost of services as a percentage of revenue	82.7%	83.1%	(0.4)%

Cost of services related to our home health and hospice services segment increased $25.7 million, or 10.0%, primarily due to increased volume of services provided. Cost of services as a percentage of revenue for the year ended December 31, 2022 decreased 0.4% compared to the year ended December 31, 2021, primarily due to a decrease in benefits cost related to transitioning to being self-insured for claims related to employee health, dental, and vision care in the current year partially offset by wage costs increase over the prior year in per hour wage rates and in overtime costs.

Senior Living Services

	Year Ended December 31,
	2022	2021	Change	% Change
	(In thousands)
Cost of service	$93,650	$92,985	$665	0.7%
Cost of services as a percentage of revenue	71.5%	71.5%	—%

Cost of services related to our senior living services segment increased $0.7 million, or 0.7%, for the year ended December 31, 2022 when compared to the year ended December 31, 2021. As a percentage of revenue, costs of service remained flat primarily due to a decrease in benefits cost related to transitioning to being self-insured for claims related to employee health, dental, and vision care in the current year and the receipt of $4.2 million in state relief funds. The decreases were partially offset by wage cost increases over the prior year in per hour wages and in overtime.

Rent—Cost of Services. Rent decreased 7.0% from $40.9 million to $38.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily as a result of the transfer of senior living communities to Ensign. Rent as a percentage of total revenue decreased from 9.3% to 8.0% in the year ended December 31, 2022.

General and Administrative Expense. Our general and administrative expense decreased $2.3 million or 6.3% from $36.3 million to $34.0 million and as a percent of revenue from 8.2% to 7.2% for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease in general and administrative costs was primarily driven by a decrease in stock-based compensation of $7.3 million, partially offset by an increase of $3.3 million in wages and benefits for our increased headcount. The stock based compensation decrease is primarily related to the modification of certain outstanding RSUs granted in connection with the Spin-off as described above in Note 12, Options and Awards to the Consolidated Financial Statements included elsewhere in this Report.

Depreciation and Amortization. Depreciation and amortization expense decreased slightly as a percentage of total revenue.

Loss on asset dispositions and impairment, net. Loss on asset dispositions and impairment, net includes a transaction fee of $6.5 million for post-closing capital expenditures and operating losses related to one of the communities transferred to Ensign as well as asset impairment for the year ended December 31, 2022. Asset impairments related to the communities transferred to Ensign totaled $2.8 million for the year ended December 31, 2021.

Provision for Income Taxes. Our effective tax rate for the year ended December 31, 2022 was 18.5% of earnings before income taxes compared with an effective tax rate of 21.3% for the year ended December 31, 2021. The decrease in the effective tax rate was due to a change in deductible equity compensation expenses. See Note 14, Income Taxes, to the Consolidated Financial Statements included elsewhere in this report filed on Form 10-K for further discussion.

Comparison of Prior Year Information

For a comparison of our results of operations of the fiscal year ended December 31, 2021 as compared to the year ended December 31, 2020 refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation on Form 10-K filed with the SEC on February 28, 2022.

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

The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of December 31, 2022, we were in compliance with all covenants.

As of December 31, 2022 we had $2.1 million of cash and $81.3 million of available borrowing capacity on our Revolving Credit Facility.

On December 12, 2022, the Board of the Directors of the Company approved a share repurchase program under which the Company may repurchase up to $1.0 million of its common stock. Under the share repurchase program, the Company may repurchase shares from time to time through open market purchases, including through the use of trading plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The authorization expires on December 12, 2023, and may be suspended or discontinued at any time and does not obligate the company to acquire any amount of common stock. No shares were repurchased during the year ended December 31, 2022.

We believe that our existing cash, cash generated through operations, and access to available borrowing capacity under our existing Credit Agreement, will be sufficient to provide adequate liquidity for the next twelve months for both our operating activities and opportunities for acquisition growth.

The following table presents selected data from our statement of cash flows for the periods presented:

	Year Ended December 31,
	2022	2021
	(In thousands)
Net cash provided by (used in) operating activities	$9,044	$(18,223)
Net cash used in investing activities	(24,239)	(20,120)
Net cash provided by financing activities	12,084	43,490
Net change in cash	(3,111)	5,147
Cash at beginning of year	5,190	43
Cash at end of year	$2,079	$5,190

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Our net cash from operating activities for the year ended December 31, 2022 increased by $27.3 million when compared to the year ended December 31, 2021. The increase was primarily related to the decrease of $15.6 million in 2022 from the repayment of AAP and increase in net income of $5.1 million when compared to the year ended December 31, 2021. Net cash from operations is impacted by the 2022 repayment of AAP of $6.2 million, $4.1 million for the FICA deferral payment, and the escrow payment of $6.5 million for transferred communities.

Our net cash used in investing activities for the year ended December 31, 2022 increased by $4.1 million compared to the year ended December 31, 2021. The increase in funds used for investing activities was primarily due to an increase of $7.9 million in cash paid for property and equipment, offset by a decrease of $3.4 million in cash paid for acquisitions during the year ended December 31, 2022.

    Our net cash provided by financing activities decreased by approximately $31.4 million for the year ended December 31, 2022 when compared to the year ended December 31, 2021 primarily due to a decrease in our net borrowings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We are exposed to risks associated with market changes in interest rates. Our Revolving Credit Facility exposes us to variability in interest payments due to changes in LIBOR LIBOR (and any benchmark replacement rate chosen after the completion of the phase-out of LIBOR in June 2023. A 1.0% interest rate change would cause interest expense to change by approximately $0.6 million annually based upon our outstanding long-term debt as of December 31, 2022. We manage our exposure to this market risk by monitoring available financing alternatives.

LIBOR Phase-Out. LIBOR is in the process of being wound down and will be phased out by June 30, 2023 and will be phased out by June 30, 2023. As of December 31, 2022 all CHF and EUR LIBOR settings, the 1 Week and 2 Months USD LIBOR settings, and the Overnight/Spot Next, 1 Week, 2 Months and 12 Months GBP and JPY LIBOR settings have ceased to be published. However, the Overnight and the 1-, 3-, 6- and 12-Months USD LIBOR settings will continue until June 2023. We are required to pay interest on borrowings under our Credit Facility at floating rates based on the 1-month LIBOR and thus, we do not expect to transition away from the LIBOR benchmark until June 2023.

Future debt that we may incur may also require that we pay interest based upon LIBOR, or a “synthetic” benchmark equivalent such as the Standard Overnight Financing Rate or (“SOFR”).Our Credit Agreement provides a mechanism by which, when LIBOR is no longer published and available, the Administrative Agent and the Company may amend the Credit Agreement to replace LIBOR with a benchmark replacement rate (which may include term SOFR). We currently expect that the benchmark rate used to determine the interest rate applicable to borrowings under our Credit Agreement would be revised as provided under the agreement or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR for similar types of loans. Despite our current expectations, we cannot be sure that, when LIBOR is phased out, the changes to the benchmark rate used to determine the interest rate applicable to borrowings under our Credit Agreement would approximate the current calculation in accordance with LIBOR.

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K are included elsewhere in this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). As a result of this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2022, there were no material changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Pennant Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Pennant Group, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Boise, ID
February 23, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None
Part III.

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference to our definitive proxy statement on Form 14A for the 2023 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is hereby incorporated by reference to our definitive proxy statement on Form 14A for the 2023 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

The information required by this Item is hereby incorporated by reference to our definitive proxy statement on Form 14A for the 2023 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions and Director Independence

The information required by this Item is hereby incorporated by reference to our definitive proxy statement on Form 14A for the 2023 Annual Meeting of Stockholders.

Item 14.     Principal Accountant Fees and Services

The information required by this Item is hereby incorporated by reference to our definitive proxy statement on Form 14A for the 2023 Annual Meeting of Stockholders.

Part IV.

Item 15. Exhibits, Financial Statements and Schedules

The following documents are filed as a part of this report:

(a)(1) Financial Statements:

The following Consolidated Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K.

•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2022 and 2021
•Consolidated Statements of Income for the Years Ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
•Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules:

There are no financial schedules included in this Report as they are either not applicable or included in the financial statements.

(a) (3) Exhibits:  The following exhibits are filed with this Report or incorporated by reference:

Exhibits

Exhibit No.	Exhibit Description
2.1#	Master Separation Agreement, dated as of October 1, 2019, by and between The Ensign Group, Inc. and The Pennant Group, Inc. (incorporated by reference to Exhibit 2.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on October 3, 2019).
2.2#	Form of Operations Transfer Agreement, dated as of January 27, 2022, entered into by affiliates of the Company and affiliates of Ensign (incorporated by reference to Exhibit 2.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on January 27, 2022).
3.1	Amended and Restated Certificate of Incorporation of The Pennant Group, Inc., effective as of September 27, 2019 (incorporated by reference to Exhibit 3.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on October 3, 2019).
3.2	Second Amended and Restated Bylaws of The Pennant Group, Inc., effective as of February 21, 2022 (incorporated by reference to Exhibit 3.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC February 22, 2022).
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

10.13+	Cornerstone Healthcare, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to The Pennant Group, Inc.’s Amendment No. 3 to the Registration Statement on Form 10 (File No. 001-38900) filed with the SEC on September 3, 2019).
10.14+	The Ensign Group, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to The Pennant Group, Inc.’s Amendment No. 3 to the Registration Statement on Form 10 (File No. 001-38900) filed with the SEC on September 3, 2019).
10.15+	Consulting Agreement, dated July 25, 2022, by and between The Pennant Group, Inc. and Daniel H. Walker (incorporated by reference to Exhibit 10.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on July 29, 2022).
10.16+	Amendment to Restricted Stock Unit Agreement, dated July 25, 2022, by and between The Pennant Group, Inc. and Daniel H. Walker (incorporated by reference to Exhibit 10.2 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on July 29, 2022).
21.1*	Subsidiaries of The Pennant Group, Inc.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.
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

The Pennant Group, Inc.

Dated: February 23, 2023	BY:	/s/ JENNIFER L. FREEMAN
Jennifer L. Freeman
Interim Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRENT J GUERISOLI	Chief Executive Officer (Principal Executive Officer)	February 23, 2023
Brent J. Guerisoli

/s/ JENNIFER L. FREEMAN	Interim Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)	February 23, 2023
Jennifer L. Freeman

/s/ DANIEL H WALKER	Chairman	February 23, 2023
Daniel H Walker

/s/ CHRISTOPER R. CHRISTENSEN	Director	February 23, 2023
Christopher R. Christensen

/s/ JOHN G. NACKEL, Ph.D.	Director	February 23, 2023
John G. Nackel, Ph.D.

/s/ STEPHEN M. R. COVEY	Director	February 23, 2023
Stephen M. R. Covey

/s/ JOANNE STRINGFIELD	Director	February 23, 2023
JoAnne Stringfield

/s/ SCOTT E. LAMB	Director	February 23, 2023
Scott E. Lamb

/s/ GREGORY K. MORRIS	Director	February 23, 2023
Gregory K. Morris

/s/ BARRY M. SMITH	Director	February 23, 2023
Barry M. Smith

THE PENNANT GROUP, INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Pennant Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Pennant Group, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Audit Committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involves especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Self-Insurance Reserve — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company is self-insured for general and professional liability and workers’ compensation. The self-insurance liability is undiscounted and determined actuarially based on historical data of the Company’s claims experience. The Company has established retention amounts that limit the Company’s exposure. Self-insurance liabilities recorded as of December 31, 2022 were $7,500.

We identified the evaluation of the Company’s self-insurance liabilities as a critical audit matter because the projected settlement value of reported and unreported claims involves significant estimation by management. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists when performing audit procedures to evaluate whether the self-insurance liabilities were appropriately recorded as of December 31, 2022.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the self-insurance liabilities included the following among others:

•We tested the effectiveness of controls over the reserve for general and professional liability and workers’ compensation, including those over the determination of the case reserves for known claims.
•Read the Company’s insurance policies and compared the coverage and terms by plan year to the assumptions used by management.
•Tested the completeness and accuracy of the underlying data, including historical claims, used to determine the assumptions for loss development.
•Involved actuarial specialists with specialized skill, industry knowledge, and relevant experience who assisted in:

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

Boise, ID
February 23, 2023

We have served as the Company's auditor since 2019.

THE PENNANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$2,079	$5,190
Accounts receivable—less allowance for doubtful accounts of $592 and $902, respectively	53,420	53,940
Prepaid expenses and other current assets	18,323	16,711
Total current assets	73,822	75,841
Property and equipment, net	26,621	16,788
Right-of-use assets	260,868	300,997
Deferred tax assets, net	2,149	3,848
Restricted and other assets	10,545	4,828
Goodwill	79,497	74,265
Other indefinite-lived intangibles	58,617	53,730
Total assets	$512,119	$530,297
Liabilities and equity
Current liabilities:
Accounts payable	$13,647	$10,553
Accrued wages and related liabilities	23,283	23,480
Operating lease liabilities—current	16,633	16,118
Other accrued liabilities	16,684	21,484
Total current liabilities	70,247	71,635
Long-term operating lease liabilities—less current portion	247,042	287,753
Other long-term liabilities	6,281	5,293
Long-term debt, net	62,892	51,372
Total liabilities	386,462	416,053
Commitments and contingencies
Equity:
Common stock, $0.001 par value; 100,000 shares authorized; 30,149 and 29,692 shares issued and outstanding at December 31, 2022, respectively, and 28,826 and 28,499 shares issued and outstanding at December 31, 2021, respectively	29	28
Additional paid-in capital	99,764	95,595
Retained earnings	21,284	14,641
Treasury stock, at cost, 3 shares at December 31, 2022 and 2021	(65)	(65)
Total Pennant Group, Inc. stockholders' equity	121,012	110,199
Noncontrolling interest	4,645	4,045
Total equity	125,657	114,244
Total liabilities and equity	$512,119	$530,297
See accompanying notes to consolidated financial statements.

THE PENNANT GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per-share amounts)

	Year Ended December 31,
	2022	2021	2020

Revenue	$473,241	$439,694	$390,953

Expense:
Cost of services	376,638	350,236	296,874
Rent—cost of services	38,018	40,863	39,191
General and administrative expense	33,981	36,259	31,296
Depreciation and amortization	4,900	4,784	4,675
Loss on asset dispositions and impairment, net	6,965	2,857	—
Total expenses	460,502	434,999	372,036
Income from operations	12,739	4,695	18,917
Other (expense) income:
Other (expense) income	(31)	(24)	225
Interest expense, net	(3,816)	(1,941)	(1,239)
Other expense, net	(3,847)	(1,965)	(1,014)
Income before provision for income taxes	8,892	2,730	17,903
Provision for income taxes	1,649	582	2,350
Net income	7,243	2,148	15,553
Less: net income (loss) attributable to noncontrolling interest	600	(548)	(191)
Net income and other comprehensive income attributable to The Pennant Group, Inc.	$6,643	$2,696	$15,744
Earnings per share:
Basic	$0.23	$0.09	$0.56
Diluted	$0.22	$0.09	$0.52
Weighted average common shares outstanding:
Basic	29,064	28,406	28,029
Diluted	30,159	30,642	30,228
See accompanying notes to consolidated financial statements.

THE PENNANT GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock		Non-Controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2019	28,435	$28	$74,882	$(3,799)	—	$—	$—	$71,111
Noncontrolling interests assumed related to acquisitions	—	—	—	—	—	—	4,646	4,646
Sale of noncontrolling interests, net of tax	—	—	313	—	—	—	138	451
Net loss attributable to Non-Controlling interests	—	—	—	—	—	—	(191)	(191)
Net income attributable to The Pennant Group, Inc.	—	—	—	15,744	—	—	—	15,744
Share-based compensation	—	—	8,335	—	—	—	—	8,335
Issuance of common stock from the exercise of stock options	238	—	1,141	—	—	—	—	1,141
Net issuance of restricted stock	26	—	—	—	—	—	—	—
Shares of common stock withheld to satisfy tax withholding obligations	(3)	—	—	—	3	(65)	—	(65)
Balance at December 31, 2020	28,696	28	84,671	11,945	3	(65)	4,593	101,172
Net income attributable to The Pennant Group, Inc.	—	—	—	2,696	—	—	—	2,696
Net loss attributable to Non-Controlling interests	—	—	—	—	—	—	(548)	(548)
Share-based compensation	—	—	10,040	—	—	—	—	10,040
Issuance of common stock from the exercise of stock options	115	—	884	—	—	—	—	884
Net issuance of restricted stock	15	—	—	—	—	—	—	—
Balance at December 31, 2021	28,826	28	95,595	14,641	3	(65)	4,045	114,244
Net income attributable to The Pennant Group, Inc.	—	—	—	6,643	—	—	—	6,643
Net income attributable to Non-Controlling interests	—	—	—	—	—	—	600	600
Share-based compensation	—	—	3,086	—	—	—	—	3,086
Issuance of common stock from the exercise of stock options	125	1	1,083	—	—	—	—	1,084
Net issuance of restricted stock	1,198	—	—	—	—	—	—	—
Balance at December 31, 2022	30,149	$29	$99,764	$21,284	3	$(65)	$4,645	$125,657
See accompanying notes to consolidated financial statements.

THE PENNANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$7,243	$2,148	$15,553
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,900	4,784	4,675
Amortization of deferred financing fees	520	488	330
Provision for doubtful accounts	881	616	560
Share-based compensation	3,086	10,040	8,335
Deferred income taxes	1,700	(1,752)	(2,201)
Impairment of long-lived assets	218	2,835	—
Change in operating assets and liabilities:
Accounts receivable	(361)	(7,335)	(15,712)
Prepaid expenses and other assets	(7,426)	(4,624)	(7,435)
Operating lease obligations	(67)	803	2,068
Accounts payable	2,368	562	993
Accrued wages and related liabilities	(197)	(3,864)	10,538
Other accrued liabilities	1,856	2,570	2,427
Advance payments	(6,211)	(21,786)	27,997
Other long-term liabilities	534	(3,708)	2,076
Net cash provided by (used in) operating activities	9,044	(18,223)	50,204
Cash flows from investing activities:
Purchase of property and equipment	(14,170)	(6,303)	(7,253)
Cash payments for business acquisitions	(10,130)	(13,550)	(33,193)
Escrow deposits	(49)	—	(525)
Restricted and other assets	110	(267)	(645)
Net cash used in investing activities	(24,239)	(20,120)	(41,616)
Cash flows from financing activities:
Sale of noncontrolling interest	—	—	555
Proceeds from revolver agreement	129,500	125,500	52,700
Payments on revolver agreement	(118,500)	(81,500)	(63,200)
Repurchase of shares of common stock to satisfy tax withholding obligations	—	—	(65)
Payments for deferred financing costs	—	(1,394)	(78)
Issuance of common stock upon the exercise of options	1,084	884	1,141
Net cash provided by (used in) financing activities	12,084	43,490	(8,947)
Net increase (decrease) in cash	(3,111)	5,147	(359)
Cash beginning of period	5,190	43	402
Cash end of period	$2,079	$5,190	$43
See accompanying notes to consolidated financial statements.

THE PENNANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,027	$1,448	$1,116
Income taxes	$99	$2,616	$7,865
Operating lease liabilities	$35,994	$39,151	$35,853
Right-of-use assets obtained in exchange for new operating lease obligations	$12,645	$3,230	$5,451
Non-cash adjustment to right-of-use assets and lease liabilities from lease modifications	$6,270	$4,674	$1,939
Non-cash adjustment to right-of-use assets and lease liabilities from lease terminations and assignments	$(43,136)	$—	$—
Non-cash investing activity:
Capital expenditures in accounts payable	$1,280	$730	$560
See accompanying notes to consolidated financial statements.

THE PENNANT GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data and operational senior living units)
1. DESCRIPTION OF BUSINESS
The Pennant Group, Inc. (herein referred to as “Pennant,” the “Company,” “it,” or “its”), is a holding company with no direct operating assets, employees or revenue. The Company, through its independent operating subsidiaries, provides healthcare services across the post-acute care continuum. As of December 31, 2022, the Company’s subsidiaries operated 95 home health, hospice and home care agencies and 49 senior living communities located in Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming.

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The accompanying consolidated financial statements of the Company (the “Financial Statements”) reflect the Company’s financial position for the years ended December 31, 2022 and 2021, and the Company’s results of operations and cash flows for the years ended December 31, 2022, 2021 and 2020 and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the regulations of the Securities and Exchange Commission (“SEC”). The Company presents noncontrolling interests within the equity section of its consolidated balance sheets and the amount of consolidated net income (loss) that is attributable to The Pennant Group, Inc. and the noncontrolling interest in its consolidated statements of income.

All intercompany transactions and balances between the various legal entities comprising the Company have been eliminated in consolidation. The consolidated statements of income reflect income that is attributable to the Company and the noncontrolling interest.

The Company consists of various limited liability companies and corporations established to operate home health, hospice, home care, and senior living operations. The Financial Statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest. Revenue was derived from transactional information specific to the Company’s services provided. The costs in the consolidated statements of income reflect direct costs and allocated costs prior to the Spin-Off.

Estimates and Assumptions - The preparation of the Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Financial Statements relate to self-insurance reserves, revenue, intangible assets and goodwill, right-of-use assets and lease liabilities for leases greater than 12 months, and income taxes. Actual results could differ from those estimates.

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

CARES Act: The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act allowed for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. The Company deferred approximately $7,836 of employer-paid portion of social security tax, all of which was repaid as of December 31, 2022. The CARES Act also expanded the Centers for Medicare & Medicaid Services’ (“CMS”) ability to provide accelerated/advance payments intended to increase the cash flow of healthcare providers and suppliers impacted by COVID-19. During 2020, the Company applied for and received $27,997 in funds under the Accelerated and Advance Payment (“AAP”) Program, all of which was recouped as of June 23, 2022.

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

Property and Equipment - Property and equipment are initially recorded at their historical cost. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets (ranging from three to 40 years). Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.

Impairment of Long-Lived Assets - The Company reviews the carrying value of long-lived assets that are held and used in the independent operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiary to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management evaluated its long-lived assets and the Company identified $218 and $2,835 in long-lived asset impairments related to six senior living communities for the years ended December 31, 2022 and 2021, respectively. Management did not identify any asset impairment during the year ended December 31, 2020. See further discussion at Note 8, Property and Equipment, Net.

Intangible Assets and Goodwill - The Company’s indefinite-lived intangible assets consist of trade names and Medicare and Medicaid licenses. The Company tests indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. The Company did not identify any indefinite-lived intangible asset impairment during the years ended December 31, 2022, 2021 and 2020.

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

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2022, we evaluated potential triggering events that might be indicators that our goodwill and indefinite lived intangibles were impaired. As a result of our evaluation, no goodwill or indefinite intangible asset impairments were recorded during the years ended December 31, 2022, 2021 and 2020. See further discussion at Note 9, Goodwill and Intangible Assets, Net.

Self-Insurance Reserve - The Company retains risk for a substantial portion of potential claims for general and professional liability and workers’ compensation. The Company recognizes obligations associated with these costs, up to specified deductible limits in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported. The Company evaluates the adequacy of the self insurance reserves in conjunction with an independent actuarial assessment. As of December 31, 2022 the general and professional liability insurance has a retention limit of $150 per claim with a $500 corridor as an additional out-of-pocket retention we must satisfy for claims within the policy year before the carrier will reimburse losses. The workers’ compensation insurance has a retention limit of $250 per claim, except for policies held in Texas, Washington, and Wyoming which are subject to state insurance and possess their own limits.

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

The following table presents details of the Company's general and professional liability and worker’s compensation, including amounts accrued for the periods indicated in other accrued liabilities and other long-term liabilities in our accompanying balance sheets. The amounts accrued below represent the total estimated liability for individual claims that are less than our noted insurance coverage amounts, which includes outstanding claims and claims incurred but not reported. The amounts are reported gross of reinsurance receivable of $1,561 and $927 included in restricted and other assets for the years ended December 31, 2022 and 2021, respectively and $188 included in prepaid expenses and other current assets for the year ended December 31, 2022.

	December 31, 2022
	2022	2021
Type of Insurance
General and professional liability	$3,690	$2,007
Workers’ compensation	3,810	4,899
Total estimated liability	7,500	6,906
Less: long-term portion, included in other long-term liabilities	(5,748)	(5,293)
Current portion of estimated liability, included in other accrued liabilities	$1,752	$1,613

Beginning on January 1, 2022 the Company transitioned its employee health plans to a self insurance model. Prior to that date the Company did not retain risk related to its employee health plans. The Company self-funds medical, including prescription drugs, dental healthcare, and vision benefits for its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy,the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $325 for each covered person for fiscal 2022. As of December 31, 2022 our medical benefits liability was $1,794 recorded as a component of other accrued liabilities.

Fair Value of Financial Instruments - The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, accrued liabilities, and debt. The Company believes all of the financial instruments’ recorded values approximate fair values because of their nature or respective short durations. The Company determines fair value measurements based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Noncontrolling Interest - The noncontrolling interest in a subsidiary is initially recognized at estimated fair value on the acquisition date and is presented within total equity in the Company's consolidated balance sheets. The Company presents the noncontrolling interest and the amount of consolidated net income (loss) attributable to The Pennant Group, Inc. in its consolidated statements of income. Net income per share is calculated based on net income (loss) attributable to The Pennant Group, Inc.'s stockholders. The carrying amount of the noncontrolling interest is adjusted based on an allocation of subsidiary earnings based on ownership interest.

Share-Based Compensation -The Company measures and recognizes compensation expense for all share-based payment awards, including employee stock options and restricted stock, made to employees and Pennant’s directors based on estimated fair values, ratably over the requisite service period of the award. The Company accounts for forfeitures as they occur. Net income has been reduced as a result of the recognition of the fair value of all stock options and restricted stock awards issued, the amount of which is contingent upon the number of future grants and other variables. The total amount of share-based compensation was $3,086, $10,040, and $8,335 for the years ended December 31, 2022, 2021 and 2020, respectively, of which $647, $7,964 and $7,222, respectively, was recorded in general and administrative expense, with the difference being recorded in cost of services. For further discussion see Note 12, Options and Awards.

3. TRANSACTIONS WITH ENSIGN
On October 1, 2019, The Ensign Group, Inc. (“Ensign”) completed the separation of Pennant (the “Spin-Off”). In connection with the Spin-Off, Pennant entered into several agreements with Ensign that set forth the principal actions taken or to be taken in connection with the Spin-Off and to govern the relationship of the parties following the Spin-Off. The Transitions Services Agreement with Ensign (the “Transition Services Agreement”) primarily provided Pennant with administrative support. The Transitions Services Agreement expired two years after the Spin-Off date. The Company has incurred $1,561, $3,124, and $5,536 in costs related to the Transitions Services Agreement for the years ended December 31, 2022, 2021 and 2020, respectively that related primarily to shared administrative support and other services at proximate operations.

Services included in cost of services were $3,211, $3,084, and $4,205 for the years ended December 31, 2022, 2021 and 2020, respectively. that related primarily to room and board charges at skilled nursing facilities for hospice patients. Additionally, the Company’s independent operating subsidiaries leased 29 of its senior living communities from subsidiaries of Ensign under a master lease arrangement as of year ended December 31, 2022. See further discussion below at Note 13., Leases.

On January 27, 2022, affiliates of the Company, entered into certain operations transfer agreements (collectively, the “Transfer Agreements”) with affiliates of Ensign, providing for the transfer of the operations of five senior living communities (the “Transaction”). The Transfer Agreements require one of the transferors to place $6,500 in escrow to cover post-closing capital expenditures and operating losses related to one of the communities, and such escrow was funded by an initial payment by the transferor at closing followed by eight equal monthly installments. The Transaction closed in April 2022. As of December 31, 2022 all payments to the escrow account were completed and the $6,500 was included in loss on asset dispositions and impairment, net.

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

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income	$7,243	$2,148	$15,553
Less: net income (loss) attributable to noncontrolling interests	600	(548)	(191)
Net income attributable to The Pennant Group, Inc.	$6,643	$2,696	$15,744

Denominator:
Weighted average shares outstanding for basic net income per share	29,064	28,406	28,029
Plus: incremental shares from assumed conversion(a)	1,095	2,236	2,199
Adjusted weighted average common shares outstanding for diluted income per share	30,159	30,642	30,228

Earnings Per Share:
Basic net income per common share	$0.23	$0.09	$0.56
Diluted net income per common share	$0.22	$0.09	$0.52

(a)
The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 1,860, 478, and 93 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Revenue from the Medicare and Medicaid programs accounted for 62.3%, 62.6%, and 60.1% of the Company’s revenue for the years ended December 31, 2022, 2021 and 2020, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Disaggregation of Revenue

The Company disaggregates revenue from contracts with its patients or residents by reportable operating segments and payors. The Company has determined that disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. A reconciliation of disaggregated revenue to segment revenue as well as revenue by payor is provided below.

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

Revenue by payor for the years ended December 31, 2022, 2021 and 2020, is summarized in the following tables:

	Year Ended December 31, 2022
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$91,415	$140,338	$—	$231,753	49.0%
Medicaid	9,749	15,568	37,617	62,934	13.3
Subtotal	101,164	155,906	37,617	294,687	62.3
Managed care	57,824	4,277	—	62,101	13.1
Private and other(a)	22,741	337	93,375	116,453	24.6
Total revenue	$181,729	$160,520	$130,992	$473,241	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

	Year Ended December 31, 2021
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$80,849	$135,939	$—	$216,788	49.3%
Medicaid	8,935	12,103	37,317	58,355	13.3
Subtotal	89,784	148,042	37,317	275,143	62.6
Managed care	46,167	3,196	—	49,363	11.2
Private and other(a)	22,007	374	92,807	115,188	26.2
Total revenue	$157,958	$151,612	$130,124	$439,694	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

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

Accounts receivable as of December 31, 2022 and December 31, 2021 is summarized in the following table:

	December 31, 2022	December 31, 2021
Medicare	$31,321	$31,327
Medicaid	10,700	11,793
Managed care	9,370	7,901
Private and other	2,621	3,821
Accounts receivable, gross	54,012	54,842
Less: allowance for doubtful accounts	(592)	(902)
Accounts receivable, net	$53,420	$53,940

The following table summarizes the activity for our allowance for doubtful accounts for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$902	$643	$677
Additions to bad debt expense	881	616	560
Write-offs of uncollectible accounts	(1,191)	(357)	(594)
Balance at end of period	$592	$902	$643

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Concentrations- Credit Risk

Credit Risk - The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s gross receivables from the Medicare and Medicaid programs accounted for approximately 77.8% and 78.6% of its total gross accounts receivable as of December 31, 2022 and December 31, 2021, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 62.3%, 62.6%, and 60.1% of the Company's revenue for the years ended December 31, 2022, 2021 and 2020, respectively.

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

As of December 31, 2022, the Company provided services through 95 affiliated home health, hospice and home care agencies, and 49 affiliated senior living operations. The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. The Company’s Service Center provides various services to all lines of business. The Company does not review assets by segment and therefore assets by segment are not disclosed below.

The CODM uses Segment Adjusted EBITDAR from Operations as the primary measure of profit and loss for the Company's reportable segments and to compare the performance of its operations with those of its competitors. Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs and credit allowances, (4) redundant and nonrecurring costs associated with the Transition Services Agreement, (5) loss related to senior living operations transferred to Ensign, (6) unusual or non-recurring charges, and (7) net income (loss) attributable to noncontrolling interest. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table presents certain financial information regarding our reportable segments, general and administrative expenses are not allocated to the reportable segments and are included in “All Other”.

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Year Ended December 31, 2022
Revenue	$342,249	$130,992	$—	$473,241
Segment Adjusted EBITDAR from Operations	$61,827	$37,563	$(31,435)	$67,955
Year Ended December 31, 2021
Revenue	$309,570	$130,124	$—	$439,694
Segment Adjusted EBITDAR from Operations	$55,565	$37,517	$(26,208)	$66,874
Year Ended December 31, 2020
Revenue	$253,659	$137,294	$—	$390,953
Segment Adjusted EBITDAR from Operations	$49,501	$48,309	$(22,762)	$75,048

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations above to income from operations:

	Year Ended December 31,
	2022	2021	2020
Segment Adjusted EBITDAR from Operations	$67,955	$66,874	$75,048
Less: Depreciation and amortization	4,900	4,784	4,675
Rent—cost of services	38,018	40,863	39,191
Other income	(31)	(24)	225
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(a)	1,435	1,045	1,787
Share-based compensation expense(b)	3,363	10,040	8,335
Acquisition related costs and credit allowances(c)	731	80	99
Transition services costs(d)	77	2,008	1,181
COVID-19 Related costs and supplies(e)	—	—	447
Loss related to senior living operations transferred to Ensign(f)	6,103	2,835	—
Unusual or non-recurring charges (g)	1,220	—	—
Add: Net income (loss) attributable to noncontrolling interest	600	(548)	(191)
Consolidated Income from operations	$12,739	$4,695	$18,917

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)
Share-based compensation expense and related payroll taxes incurred, including the impact of the modification of certain restricted stock units described below in Note 12, Options and Awards, to the Consolidated Financial Statements. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.

(c)	Non-capitalizable costs associated with acquisitions and credit allowances for amounts in dispute with the prior owners of certain acquired operations.
(d)
Costs identified as redundant or non-recurring incurred by the Company as a result of the Spin-off. The 2021 amounts represents part of the costs incurred under the Transition Services Agreement. All amounts are included in general and administrative expense. Fees incurred under the Transition Services Agreement were $1,561, $3,124, and $5,536 for the year ended December 31, 2022, 2021 and 2020, respectively.

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

(f)
On January 27, 2022, affiliates of the Company, entered into certain operations transfer agreements (collectively, the “Transfer Agreements”) with affiliates of Ensign, providing for the transfer of the operations of certain senior living communities (the “Transaction”) from affiliates of the Company to affiliates of Ensign. The closing of the Transaction was completed in two phases with the transfer of two operations on March 1, 2022 and the remainder transferred on April 1, 2022. The amount includes $6,500 for the year ended December 31, 2022 to cover post-closing capital expenditures and operating losses related to one of the communities transferred on April 1, 2022. The amount above also includes an offset of $397 for the year ended December 31, 2022, for the related net impact on revenue and cost of service attributable to the transferred entities. This amount excludes rent and depreciation and amortization expense related to such operations. During year ended December 31, 2021, the Company impaired certain leasehold improvements included in property and equipment totaling $2,835 primarily related to the operations included in the transaction with Ensign.

(g)
Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees including $958 in general and administrative expenses and $262 in cost of services for the year ended December 31, 2022.

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

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

2022 Acquisitions

During the year ended December 31, 2022, the Company expanded its operations with the addition of three home health and four hospice agencies as well as one senior living community. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction.

The fair value of assets for the Company’s home health and hospice acquisitions was mostly concentrated in goodwill and intangible assets and as such, these transactions were classified as a business combination in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The purchase price for the business combinations was $10,130, which consisted of equipment and other assets of $188, goodwill of $5,232, and indefinite-lived intangible assets of $4,887 related to Medicare and Medicaid licenses, other intangible assets of $10, and less assumed liabilities of $187. The acquisitions contributed $3,242 in revenue and operating loss of $50 during the year ended December 31, 2022. The Company anticipates that the total goodwill recognized will be fully deductible for tax purposes. There were no material acquisition costs that were expensed related to the business combination during the year ended December 31, 2022.

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

2020 Acquisitions

During the year ended December 31, 2020, the Company expanded its operations with the addition of six home health agencies, six hospice agencies, and two senior living operations. The aggregate purchase price for these acquisitions was $39,239. In connection with the acquisition of the senior living communities, the Company entered into a new long-term “triple-net” lease with a subsidiary of Ensign. The addition of these operations added a total of 164 operational senior living units to be operated by the Company’s independent operating subsidiaries. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction. The goodwill was primarily attributable intangible assets that do not qualify for separate recognition and to synergies the Company expects to achieve related to the acquisition and was allocated to the Company's operating segments which are its reporting units. The Company anticipates that the total goodwill recognized will be fully deductible for tax purposes. Acquisition costs related to the business combinations of home health, hospice, and home care acquisitions of $99 were expensed related to the business combinations during the year ended December 31, 2020.

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

The fair value of assets for home health and hospice acquisitions was mostly concentrated in goodwill and as such, these transactions were classified as business combinations in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The table below presents the allocation of the purchase price for the operations acquired in acquisitions during the years ended December 31, 2022, 2021 and 2020 as noted above:

	December 31, 2021
	2022	2021	2020
Equipment, furniture, and fixtures	$188	$62	$174
Goodwill	5,232	7,821	25,211
Other indefinite-lived intangible assets	4,887	6,242	14,026
Intangible Assets	10	—	—
Other assets	—	10	—
Liabilities assumed	(187)	—	(172)
Total acquisitions	$10,130	$14,135	$39,239
Less: noncontrolling interest and additional paid in capital(a)	—	—	(4,646)
Less: cash paid in prior year (held in escrow)(b)	—	(585)	(1,400)
Total cash paid for acquisitions	$10,130	$13,550	$33,193

(a)	Consists of the of noncontrolling interest related to Scripps contribution of assets to the joint venture.
(b)	Total cash paid for acquisitions for the year ended December 31, 2021 and the year ended December 31, 2020 includes $585 and $1,400 as an escrow deposit that was paid in the prior year.

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return. The independent operating subsidiaries acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. From time to time, these acquisitions are more strategic in nature and may or may not have positive operational results. Financial information, especially with underperforming independent operating subsidiaries, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired independent operating subsidiaries. The assets added during the year ended December 31, 2022 and through the issuance of the Financial Statements were not material operations to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These additions have been included in the December 31, 2022 consolidated balance sheets of the Company, and the operating results have been included in the consolidated statements of operations of the Company since the date the Company gained effective control.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

8. PROPERTY AND EQUIPMENT—NET
Property and equipment, net consist of the following:

	December 31, 2021
	2022	2021
Land	$96	$—
Building	1,890	—
Leasehold improvements	18,759	11,660
Equipment	25,532	22,415
Furniture and fixtures	1,151	1,199
	47,428	35,274
Less: accumulated depreciation	(20,807)	(18,486)
Property and equipment, net	$26,621	$16,788

Depreciation expense was $4,856, $4,751 and $4,661 for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company acquired one building and related assets during the year ended December 31, 2022 associated with an existing senior living community operation. The total acquisition price of the land, building and related equipment was $2,007.

Asset Impairment.

The Company measures certain assets at fair value on a non-recurring basis, including long-lived assets, which are evaluated for impairment. Long-lived assets include assets such as property and equipment, operating lease assets and certain intangible assets. The inputs used to determine the fair value of long-lived assets and a reporting unit are considered Level 3 measurements due to their subjective nature. Management has evaluated its long-lived assets and determined there were $218 and $2,835 for the years ended December 31, 2022 and 2021, respectively, in loss on asset dispositions and impairment, net in the consolidated statements of income.

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

The Company reviews goodwill for impairment by initially considering qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform a quantitative analysis. The Company may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. An impairment loss is recognized for the amount that the carrying amount of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The Company did not identify any impairment charge during the years ended December 31, 2022, 2021 and 2020.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

The following table represents activity in goodwill by segment as of and for the year ended December 31, 2022:

	Home Health and Hospice Services	Senior Living Services	Total
December 31, 2020	$62,802	$3,642	$66,444
Additions	7,821	—	7,821
December 31, 2021	70,623	3,642	74,265
Additions	5,232	—	5,232
December 31, 2022	$75,855	$3,642	$79,497

Other indefinite-lived intangible assets consist of the following:

	December 31,
	2022	2021
Trade name	$1,385	$1,355
Medicare and Medicaid licenses	57,232	52,375
Total	$58,617	$53,730

10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	December 31, 2022	December 31, 2021
Refunds payable	$2,244	$3,095
Deferred revenue	1,592	1,456
Resident deposits	4,315	5,111
Contract liabilities (CARES Act advance payments)	—	6,211
Property taxes	1,027	1,102
Deferred state relief funds	1,479	—
Accrued self-insurance liabilities	3,546	1,613
Other	2,481	2,896
Other accrued liabilities	$16,684	$21,484

Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Deferred revenue occurs when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to residents and a small portion consists of non-refundable deposits recognized into revenue over a period of time. Deferred state relief funds are relief funds we have received from various states that we will offset against future related expenses.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

11. DEBT
Long-term debt, net consists of the following:

	December 31, 2022
	2022	2021
Revolving credit facility	$64,500	$53,500
Less: unamortized debt issuance costs(a)	(1,608)	(2,128)
Long-term debt, net	$62,892	$51,372

(a)
Amortization expense for debt issuance costs was $520, $488, and $330 for the years ended December 31, 2022, 2021 and 2020, respectively, and is recorded in interest expense, net on the consolidated statements of income.

On February 23, 2021, Pennant entered into an amendment to its existing credit agreement (as amended, the “Credit Agreement”), which provides for an increased revolving credit facility with a syndicate of banks with a borrowing capacity of $150,000 (the “Revolving Credit Facility”). The interest rates applicable to loans under the Revolving Credit Facility are, at the Company’s election, either (i) Adjusted LIBOR (as defined in the Credit Agreement) plus a margin ranging from 2.3% to 3.3% per annum or (ii) Base Rate plus a margin ranging from 1.3% to 2.3% per annum, in each case based on the ratio of Consolidated Total Net Debt to Consolidated EBITDA (each, as defined in the Credit Agreement). In addition, Pennant pays a commitment fee on the undrawn portion of the commitments under the Revolving Credit Facility which ranges from 0.35% to 0.50% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio of the Company and its subsidiaries. The Company is not required to repay any loans under the Credit Agreement prior to maturity in 2026, other than to the extent the outstanding borrowings exceed the aggregate commitments under the Credit Agreement. As of December 31, 2022, the Company’s weighted average interest rate on its outstanding debt was 7.0%. As of December 31, 2022, the Company had available borrowing on the Revolving Credit Facility of $81,314, which is net of outstanding letters of credit of $4,186.

The fair value of the Revolving Credit Facility approximates carrying value, due to the short-term nature and variable interest rates. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates.

The Credit Agreement is guaranteed, jointly and severally, by certain of the Company’s independent operating subsidiaries, and is secured by a pledge of stock of the Company's material independent operating subsidiaries as well as a first lien on substantially all of each material operating subsidiary's personal property. The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of December 31, 2022, the Company was compliant with all such financial covenants.

12. OPTIONS AND AWARDS

Outstanding options and restricted stock awards of the Company were granted under the 2019 Omnibus Incentive Plan (the “OIP”) and Long-Term Incentive Plan (the “LTIP”), together referred to as the “Pennant Plans”).

Under the Pennant Plans, stock-based payment awards, including employee stock options, restricted stock awards (“RSA”), and restricted stock units (“RSU” and together with RSA, “Restricted Stock”) are issued based on estimated fair value. The following disclosures represent share-based compensation expense relating to employees of the Company’s subsidiaries and non-employee directors who have awards under the Pennant Plans.

Share-Based Compensation

The following disclosures represent share-based compensation expense relating to the Pennant Plans, including awards to employees of the Company’s subsidiaries.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Total share-based compensation expense for all of the Plans for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Share-based compensation expense related to stock options	3,266	3,093	1,660
Share-based compensation expense related to Restricted Stock	(467)	6,141	6,200
Share-based compensation expense related to Restricted Stock to non-employee directors	287	806	475
Total share-based compensation	$3,086	$10,040	$8,335

In future periods, the Company estimates it will recognize the following share-based compensation expense for unvested stock options and unvested Restricted Stock, which were unvested as of December 31, 2022:

	Unrecognized Compensation Expense	Weighted Average Recognition Period (in years)
Unvested stock options	$10,005	3.3
Unvested Restricted Stock	3,126	4.5
Total unrecognized share-based compensation expense	$13,131

On July 25, 2022 the Company modified certain outstanding RSUs granted to the former chief executive officer in connection with the Spin-off. All the RSUs had an original vesting date of October 1, 2022. The modification resulted in the forfeiture of 250,000 outstanding RSUs and accelerated the vesting on the remaining 942,842 RSUs from October 1, 2022 to July 31, 2022. The modification of the award resulted in a net reduction of share-based compensation expense related to the awards of $3,812 recorded in general and administrative expense during the year.

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

The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted after the Spin-Off:

Grant Year	Options Granted	Risk-Free Interest Rate	Expected Life(a)	Expected Volatility(b)	Dividend Yield	Weighted Average Fair Value of Options
2022	448	2.7%	6.5	39.8%	—%	$6.35
2021	454	1.1%	6.5	38.4%	—%	$13.84
2020	693	0.5%	6.5	35.9%	—%	$11.05

(a)
Under the midpoint method, the expected option life is the midpoint between the contractual option life and the average vesting period for the options being granted. This resulted in an expected option life of 6.5 years for the options granted.

(b)	Because the Company’s equity shares have been traded for a relatively short period of time, expected volatility assumption was based on the volatility of related industry stocks.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

The following table represents the employee stock option activity during the year ended December 31, 2022:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
December 31, 2021	2,242	$21.38	840	$12.28
Granted	448	$14.39
Exercised	(125)	$8.69
Forfeited	(245)	$23.54
Expired	(101)	$14.03
December 31, 2022	2,219	$20.76	973	$16.90

The aggregate intrinsic value of options outstanding, vested, unvested and exercised as of and for the period ended December 31, 2022 is as follows:

Options	December 31, 2022
Outstanding	$2,049
Vested	1,971
Unvested	78
Exercised	902
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. There were 1,246 unvested and outstanding options at December 31, 2022. The weighted average contractual life for options outstanding, vested and expected to vest at December 31, 2022 was 6.95 years.

Restricted Stock

Under the Pennant Plans, the Company granted Restricted Stock to Pennant employees, Ensign employees, and to non-employee directors. All awards generally vest between three to five years. A summary of the status of Pennant’s non-vested Restricted Stock, and changes during the period ended December 31, 2022, is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
December 31, 2021	1,493	$15.00
Granted	281	13.55
Vested	(1,079)	14.92
Forfeited	(277)	14.93
December 31, 2022	418	$14.26

13. LEASES
The Company’s independent operating subsidiaries lease 49 senior living communities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from 14 to 25 years. The Company’s independent operating subsidiaries also lease the administrative offices of 95 home health and hospice agencies which generally range from one to 11 years. Most of these leases contain renewal options, most involve rent increases and none contain purchase options. The lease term excludes lease renewals because the renewal rents are not at a bargain, there are no economic penalties for the Company to renew the lease, and it is not reasonably certain that the Company will exercise the extension options. As of December 31, 2022, the Company’s independent operating subsidiaries leased 29 communities from subsidiaries of Ensign (“Ensign Leases”) under a master lease arrangement. The existing leases with subsidiaries of Ensign are for initial terms of between 14 to 20 years. The total amount of rent expense included in Rent - cost of services paid to subsidiaries of Ensign was $13,595, $12,773, and 12,536, for the years ended December 31, 2022, 2021 and 2020, respectively. In addition to

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

rent, each of the operating companies are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all community maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties.

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

On January 27, 2022, affiliates of the Company, entered into Transfer Agreements with affiliates of Ensign, providing for the transfer of the operations of senior living communities. The closing of the Transaction was completed in two phases with the transfer of two operations on March 1, 2022 and the remainder transferred on April 1, 2022. As a result of the lease terminations, the Company reduced both the right of use assets and the lease liabilities by $42,506. Four of the terminated leases were part of master lease agreements. As a result of the transferred leases being removed from master lease arrangements, the remaining lease components under the master lease arrangements were modified which resulted in a net increase to the lease liability and ROU asset balance of $6,161 for the year ended December 31, 2022.

The components of operating lease cost, are as follows:

	Year Ended December 31,
	2022	2021	2020
Operating lease costs:
Facility rent—cost of services	$32,958	$35,958	$35,562
Office rent—cost of services	5,060	4,905	3,772
Sublease income	—	—	(143)
Rent—cost of services	$38,018	$40,863	$39,191

General and administrative expense	$370	$276	295
Variable lease cost(a)	$6,281	$6,248	5,330

(a)
Represents variable lease cost for operating leases, which costs include property taxes and insurance, common area maintenance, and consumer price index increases, incurred as part of our triple net lease, and which is included in cost of services for the years ended December 31, 2022, 2021 and 2020.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

The following table shows the lease maturity analysis for all leases as of December 31, 2022:

Year	Amount
2023	$35,553
2024	34,773
2025	33,358
2026	32,315
2027	31,732
Thereafter	245,181
Total lease payments	412,912
Less: present value adjustments	(149,237)
Present value of total lease liabilities	263,675
Less: current lease liabilities	(16,633)
Long-term operating lease liabilities	$247,042

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at each lease’s commencement date to determine each lease's operating lease liability. As of December 31, 2022, the weighted average remaining lease term is 12.7 years and the weighted average discount rate is 7.6%.

14. INCOME TAXES
The provision for income tax expense for the years ended December 31, 2022, 2021 and 2020 is summarized as follows:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$(193)	$1,768	$5,058
State	146	566	1,478
Total current	(47)	2,334	6,536
Deferred:
Federal	1,334	(1,360)	(3,348)
State	362	(392)	(838)
Total deferred	1,696	(1,752)	(4,186)
Total income tax expense	$1,649	$582	$2,350

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the federal statutory rate to the effective tax rate for income from continuing operations for the years ended December 31, 2022, 2021 and 2020, respectively, is comprised as follows:

	Year Ended December 31,
	2022	2021	2020
Income tax expense at statutory rate	21.0%	21.0%	21.0%
State income taxes - net of federal benefit	4.7	3.9	2.7
Non-deductible meals and entertainment	0.6	1.8	0.3
Non-deductible equity compensation(a)	(6.1)	19.4	—
Section 162(m) limitation	0.6	2.1	—
Non-deductible accrued bonus	—	2.7	—
Other non-deductible expenses	0.2	0.7	0.1
Deductible equity compensation(b)	(0.8)	(34.1)	(10.8)
Noncontrolling interest	(1.7)	5.0	0.3
Other adjustments	—	(1.2)	(0.5)
Total income tax provision	18.5%	21.3%	13.1%

(a)
During the year ended December 31, 2022, as a result of award modifications, approximately $2,567 of the share-based compensation expense related to restricted stock that originally did not result in a deferred tax asset because it would be subject to future limitation under IRC Section 162(m) resulted in a deferred tax asset.

(b)
During the year ended December 31, 2022, employees exercised stock options representing approximately 125 shares. During the year ended December 31, 2021, employees exercised stock options representing approximately 115 shares. During the year ended December 31, 2020, employees exercised stock options representing approximately 239 shares. These exercises and vestings resulted in tax benefits that reduced the Company's effective tax rate significantly in the years ended December 31, 2021 and December 31, 2020.

The Company’s deferred tax assets and liabilities for the years ended December 31, 2022 and 2021 are summarized below.

	Year Ended December 31,
	2022	2021
Deferred tax assets (liabilities):
Accrued compensation	$7,681	$6,402
Allowance for doubtful accounts	1,088	1,728
Net operating losses	2,537	—
Lease liabilities	68,676	79,575
Insurance	961	953
Other	1,564	3,427
Gross deferred tax assets	82,507	92,085
Less: valuation allowance	(29)	(25)
Net deferred tax assets	82,478	92,060
Depreciation and amortization	(11,618)	(8,432)
Prepaid expenses	(781)	(907)
Right of use asset	(67,765)	(78,656)
State taxes	(165)	(217)
Total deferred tax liabilities	(80,329)	(88,212)
Net deferred tax assets (liabilities)	$2,149	$3,848

As of December 31, 2022, the Company has federal and state net operating loss carryforwards available to offset future taxable income of $9,865 and $9,211, respectively. The federal net operating loss carryfoward does not expire, but is limited to 80% of taxable income in any given year. The state NOL carryforwards, if not utilized, will expire in years ending between December 31, 2027 and December 31, 2042. The Company believes that it is more likely than not that the benefit from

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

the state NOL carryforwards in certain jurisdictions where we do not file a consolidated return will not be realized. In recognition of this risk, as of December 31, 2022, the Company has provided a valuation allowance of $29 on the deferred tax assets related to these states for the tax effect of the NOL carryforwards that will not be realized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2022	2021	2020
Balance at January 1	$65	$—	$—
Additions for tax positions of prior years	—	188	—
Reductions for tax positions related to the current year	(65)	(123)	—
Balance at December 31	$—	$65	$—

None of unrecognized tax benefits net of their state benefits would affect the Company’s effective tax rate for the years ended December 31, 2022 and 2021. The Company classifies interest and/or penalties on income tax liabilities or refunds as additional income tax expense or income. Such amounts are not material.

As of December 31, 2022, the Company is no longer subject to federal tax examinations for the fiscal years prior to 2019, and in most states, is no longer subject to state income tax examinations for fiscal years before 2018. The lapses for the years ended December 31, 2022 and 2021 had no impact on the Company’s unrecognized tax benefits.

On December 29, 2022, the Consolidated Appropriations Act, 2023 was enacted. Among other things, the Consolidated Appropriations Act, 2023 introduced certain retirement plan changes and some limited income tax changes. The Company does not anticipate the Consolidated Appropriations Act, 2023 will have any impact on the Company’s income taxes.

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

Indemnities - From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which the Company may be required to indemnify property owners or prior operators for post-transfer environmental or other liabilities and other claims arising from the Company’s use of the applicable premises, (ii) operations transfer agreements, in which the Company agrees to indemnify past operators of agencies and communities the Company acquires against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer, (iii) certain Ensign lending agreements, and (iv) certain agreements with management, directors and employees, under which the subsidiaries of the Company may be required to indemnify such persons for liabilities arising out of their employment relationships. The terms of such obligations vary by contract and, in most instances, a specific or maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on the Company’s consolidated balance sheets for any of the periods presented.

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

As of December 31, 2022, eight of the Company’s independent operating subsidiaries had Reviews scheduled, on appeal or in dispute resolution process, both pre- and post-payment. If an operation fails an initial or subsequent Review, the operation could then be subject to extended Review, suspension of payment, or extrapolation of the identified error rate to all billing in the same time period. The Company, from time to time, receives record requests in Reviews which have resulted in claim denials on paid claims. The Company has appealed substantially all denials arising from these Reviews using the applicable appeals process. As of December 31, 2022, and through the filing of this Annual Report on Form 10-K, the Company’s independent operating subsidiaries have responded to the Reviews that are currently ongoing, on appeal or in dispute resolution process. The Company cannot predict the ultimate outcome of any regulatory and other governmental Reviews. While such reviews are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The costs to respond to and defend such Reviews may be significant and an adverse determination in such reviews may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, other penalties (some of which may not be covered by insurance), and termination from Medicare programs which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

From June 2021 to May 2022, one hospice provider number was subject to a Medicare payment suspension imposed by a UPIC. As of December 31, 2022, the total amount due from the government payor impacted by the suspension was $5,134 and was recorded in long-term other assets.

In May 2022, the Company received communication that the Medicare payment suspension was terminated and the UPIC’s review was complete. The UPIC reviewed 107 patient records covering a 10-month period to determine whether, in its view, a Medicare overpayment was made. Based on the results of the review, the UPIC has alleged sampled and extrapolated overpayments of $5,134, and has withheld that amount through recoupment of Medicare payments. The Company is pursuing its appeal rights through the administrative appeals process, including contesting the methodology used by the UPIC to perform statistical extrapolation. At this stage of the review, based on the information currently available to the Company, the Company cannot predict the timing or the ultimate outcome of this review. As of December 31, 2022, we have an accrued liability that is immaterial for this Review which was recorded as an offset to revenue.

Insurance - The Company retains risk for a substantial portion of potential claims for general and professional liability, workers’ compensation and automobile liability. The Company recognizes obligations associated with these costs, up to specified deductible limits in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported. The general and professional liability insurance has a retention limit of $150 per claim with a $500 corridor as an additional out-of-pocket retention we must satisfy for claims within the policy year before the carrier will reimburse losses. The workers’ compensation insurance has a retention limit of $250 per claim, except for policies held in Texas, Washington and Wyoming which are subject to state insurance and possess their own limits.

Effective January 1, 2022, the Company is self-insured for claims related to employee health, dental, and vision care. To protect itself against loss exposure, the Company has purchased individual stop-loss insurance coverage that insures individual health claims that exceed $325 for each covered person for fiscal year 2022.

16. COMMON STOCK REPURCHASE PROGRAM
On December 12, 2022, the Board of the Directors of the Company approved a share repurchase program under which the Company may repurchase up to $1,000 of its common stock. Under the share repurchase program, the Company may repurchase shares from time to time through open market purchases, including through the use of trading plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The authorization expires on December 12, 2023, and may be suspended or discontinued at any time and does not obligate the company to acquire any amount of common stock. No shares were repurchased during the year ended December 31, 2022.