Form 10-Q
period 2023-03-31
Pennant Group, Inc.
filed 2023-05-04
CIK 1766400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2023.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 3, 2023, 29,740,003 shares of the registrant’s common stock were outstanding.

THE PENNANT GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$2,952	$2,079
Accounts receivable—less allowance for doubtful accounts of $573 and $592, respectively	50,660	53,420
Prepaid expenses and other current assets	13,140	18,323
Total current assets	66,752	73,822
Property and equipment, net	26,947	26,621
Right-of-use assets	264,109	260,868
Deferred tax assets, net	1,372	2,149
Restricted and other assets	10,652	10,545
Goodwill	79,497	79,497
Other indefinite-lived intangibles	58,827	58,617
Total assets	$508,156	$512,119
Liabilities and equity
Current liabilities:
Accounts payable	$12,161	$13,647
Accrued wages and related liabilities	20,495	23,283
Operating lease liabilities—current	16,856	16,633
Other accrued liabilities	16,116	16,684
Total current liabilities	65,628	70,247
Long-term operating lease liabilities—less current portion	250,041	247,042
Other long-term liabilities	6,240	6,281
Long-term debt, net	57,023	62,892
Total liabilities	378,932	386,462
Commitments and contingencies
Equity:
Common stock, $0.001 par value; 100,000 shares authorized; 30,203 and 29,729 shares issued and outstanding, respectively, at March 31, 2023; and 30,149 and 29,692 shares issued and outstanding, respectively, at December 31, 2022	29	29
Additional paid-in capital	101,334	99,764
Retained earnings	23,134	21,284
Treasury stock, at cost, 3 shares at March 31, 2023 and December 31, 2022	(65)	(65)
Total Pennant Group, Inc. stockholders’ equity	124,432	121,012
Noncontrolling interest	4,792	4,645
Total equity	129,224	125,657
Total liabilities and equity	$508,156	$512,119
See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except for per-share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue	$126,464	$113,910

Expense
Cost of services	102,602	90,261
Rent—cost of services	9,597	10,051
General and administrative expense	8,705	10,033
Depreciation and amortization	1,280	1,147
Loss on asset dispositions and impairment, net	—	92
Total expenses	122,184	111,584
Income from operations	4,280	2,326
Other income (expense):
Other income	30	3
Interest expense, net	(1,406)	(629)
Other (expense), net	(1,376)	(626)
Income before provision for income taxes	2,904	1,700
Provision for income taxes	907	542
Net income	1,997	1,158
Less: net income attributable to noncontrolling interest	147	144
Net income and other comprehensive income attributable to The Pennant Group, Inc.	$1,850	$1,014
Earnings per share:
Basic	$0.06	$0.04
Diluted	$0.06	$0.03
Weighted average common shares outstanding:
Basic	29,751	28,572
Diluted	30,147	30,143

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2022	30,149	$29	$99,764	$21,284	3	$(65)	$4,645	$125,657
Net income attributable to The Pennant Group, Inc.	—	—	—	1,850	—	—	—	1,850
Net income attributable to noncontrolling interests	—	—	—	—	—	—	147	147
Share-based compensation	—	—	1,367	—	—	—	—	1,367
Issuance of common stock from the exercise of stock options	57	—	203	—	—	—	—	203
Net issuance of restricted stock	(3)	—	—	—	—	—	—	—
Balance at March 31, 2023	30,203	$29	$101,334	$23,134	3	$(65)	$4,792	$129,224

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2021	28,826	$28	$95,595	$14,641	3	$(65)	$4,045	$114,244
Net income attributable to The Pennant Group, Inc.	—	—	—	1,014	—	—	—	1,014
Net income attributable to noncontrolling interests	—	—	—	—	—	—	144	144
Share-based compensation	—	—	2,440	—	—	—	—	2,440
Issuance of common stock from the exercise of stock options	21	1	89	—	—	—	—	90
Net issuance of restricted stock	2	—	—	—	—	—	—	—
Balance at March 31, 2022	28,849	$29	$98,124	$15,655	3	$(65)	$4,189	$117,932

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$1,997	$1,158
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,280	1,147
Amortization of deferred financing fees	130	129
Impairment of long-lived assets	—	97
Provision for doubtful accounts	151	184
Share-based compensation	1,367	2,440
Deferred income taxes	776	1,749
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,166	(3,161)
Prepaid expenses and other assets	4,317	(4,665)
Operating lease obligations	(18)	120
Accounts payable	(772)	367
Accrued wages and related liabilities	(2,788)	(794)
Other accrued liabilities	(1,077)	1,635
Contract liabilities (CARES Act advance payments)	—	(4,722)
Other long-term liabilities	467	245
Net cash provided by (used in) operating activities	8,996	(4,071)
Cash flows from investing activities:
Purchase of property and equipment	(2,314)	(2,392)
Other	(12)	(190)
Net cash used in investing activities	(2,326)	(2,582)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	40,500	11,000
Payments on Revolving Credit Facility	(46,500)	(6,000)
Issuance of common stock upon the exercise of options	203	90
Net cash (used in) provided by financing activities	(5,797)	5,090
Net increase (decrease) in cash	873	(1,563)
Cash beginning of period	2,079	5,190
Cash end of period	$2,952	$3,627

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$1,536	$499
Income taxes	$30	$(55)
Lease liabilities	$8,927	$9,516
Right-of-use assets obtained in exchange for new operating lease obligations	$7,489	$631
Non-cash adjustment to right-of-use assets and lease liabilities from lease modifications	$—	$9,349
Non-cash adjustment to right-of-use assets and lease liabilities from lease terminations and assignments	$—	$(33,804)
Non-cash investing activity:
Capital expenditures in accounts payable	$566	$720

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and operational senior living units)

1. DESCRIPTION OF BUSINESS
The Pennant Group, Inc. (herein referred to as “Pennant,” the “Company,” “it,” or “its”), is a holding company with no direct operating assets, employees or revenue. The Company, through its independent operating subsidiaries, provides healthcare services across the post-acute care continuum. As of March 31, 2023, the Company’s subsidiaries operated 96 home health, hospice and home care agencies and 51 senior living communities located in Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming.

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

The Condensed Consolidated Balance Sheet as of December 31, 2022 is derived from the Company’s annual audited Consolidated Financial Statements for the fiscal year ended December 31, 2022, which should be read in conjunction with these Interim Financial Statements. Certain information in the accompanying footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with GAAP.

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

Certain prior quarter amounts have been reclassified from cost of sales to loss on asset dispositions and impairment of assets, net for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations in the current period or prior period.

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

CARES Act: The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act allowed for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. The Company deferred approximately $7,836 of the employer-paid portion of social security taxes, all of which was repaid by December 31,

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2022. The CARES Act also expanded the Centers for Medicare & Medicaid Services’ (“CMS”) ability to provide accelerated/advance payments intended to increase the cash flow of healthcare providers and suppliers impacted by COVID-19. During 2020, the Company applied for and received $27,997 in funds under the Accelerated and Advance Payment (“AAP”) Program, all of which was recouped as of June 23, 2022.

3. TRANSACTIONS WITH ENSIGN
On October 1, 2019, The Ensign Group, Inc. (“Ensign”) completed the separation of Pennant (the “Spin-Off”). Pennant and Ensign continue to partner in the provision of services along the healthcare continuum.

The Company incurred costs of $273 for the three months ended March 31, 2023 and $643 for the three months ended March 31, 2022, that related primarily to shared services at proximate operations.

Expenses related to room and board charges at Ensign skilled nursing facilities for hospice patients were $940 for the three months ended March 31, 2023 and $574 for the three months ended March 31, 2022, and are included in cost of services.

The Company’s independent operating subsidiaries leased 29 and 32 communities from subsidiaries of Ensign under a master lease arrangement as of March 31, 2023 and March 31, 2022, respectively. See further discussion below at Note 8, Leases.

On January 27, 2022, affiliates of the Company entered into certain operations transfer agreements (collectively, the “Transfer Agreements”) with affiliates of Ensign, providing for the transfer of the operations of five senior living communities (the “Transaction”). The Transfer Agreements required one of the transferors to place $6,500 in escrow to cover post-closing capital expenditures and operating losses related to one of the communities, and such escrow was funded by an initial payment by the transferor at closing followed by eight equal monthly installments. The Transaction closed in April 2022.

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

The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income attributable to The Pennant Group, Inc.	$1,850	$1,014

Denominator:
Weighted average shares outstanding for basic net income per share	29,751	28,572
Plus: assumed incremental shares from exercise of options and assumed conversion or vesting of restricted stock(a)	396	1,571
Adjusted weighted average common shares outstanding for diluted income per share	30,147	30,143

Earnings Per Share:
Basic net income per common share	$0.06	$0.04
Diluted net income per common share	$0.06	$0.03

(a)
The diluted per share amounts do not reflect common equivalent shares outstanding of 2,002 for the three months ended March 31, 2023 and 1,690 for the three months ended March 31, 2022, because of their anti-dilutive effect.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. REVENUE AND ACCOUNTS RECEIVABLE
Revenue is recognized when services are provided to the patients at the amount that reflects the consideration to which the Company expects to be entitled from patients and third-party payors, including Medicaid, Medicare, Commercial and managed care programs (Medicare Advantage and Managed Medicaid plans), in exchange for providing patient care. The healthcare services in home health and hospice patient contracts include routine services in exchange for a contractual agreed-upon amount or rate. Routine services are treated as a single performance obligation satisfied over time as services are rendered. As such, patient care services represent a bundle of services that are not capable of being distinct within the context of the contract. Additionally, there may be ancillary services which are not included in the rates for routine services, but instead are treated as separate performance obligations satisfied at a point in time, if and when those services are rendered.

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

Revenue from the Medicare and Medicaid programs accounted for 62.0% of the Company’s revenue for the three months ended March 31, 2023, and 61.9% for the three months ended March 31, 2022. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue By Payor

Revenue by payor for the three months ended March 31, 2023 and 2022, is summarized in the following tables:

	Three Months Ended March 31, 2023
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$23,376	$37,380	$—	$60,756	48.0%
Medicaid	2,191	4,598	10,842	17,631	14.0
Subtotal	25,567	41,978	10,842	78,387	62.0
Managed care	15,932	1,194	—	17,126	13.5
Private and other(a)	6,291	117	24,543	30,951	24.5
Total revenue	$47,790	$43,289	$35,385	$126,464	100.0%

(a)	Private and other payors in the Company’s home health and hospice services segment includes revenue from all payors generated in the Company’s home care operations.

	Three Months Ended March 31, 2022
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$21,357	$33,721	$—	$55,078	48.4%
Medicaid	2,506	3,265	9,623	15,394	13.5
Subtotal	23,863	36,986	9,623	70,472	61.9
Managed care	13,252	784	—	14,036	12.3
Private and other(a)	5,537	53	23,812	29,402	25.8
Total revenue	$42,652	$37,823	$33,435	$113,910	100.0%

(a)	Private and other payors in the Company’s home health and hospice services segment includes revenue from all payors generated in the Company’s home care operations.

Balance Sheet Impact

Included in the Company’s Condensed Consolidated Balance Sheets are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounts receivable, net as of March 31, 2023 and December 31, 2022 is summarized in the following table:

	March 31, 2023	December 31, 2022
Medicare	$29,814	$31,321
Medicaid	9,603	10,700
Managed care	9,445	9,370
Private and other	2,371	2,621
Accounts receivable, gross	51,233	54,012
Less: allowance for doubtful accounts	(573)	(592)
Accounts receivable, net	$50,660	$53,420

Concentrations - Credit Risk

The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s gross receivables from the Medicare and Medicaid programs accounted for approximately 76.9% and 77.8% of its total gross accounts receivable as of March 31, 2023 and December 31, 2022, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 62.0% for the three months ended March 31, 2023, and 61.9% of the Company’s revenue for the three months ended March 31, 2022.

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

As of March 31, 2023, the Company provided services through 96 affiliated home health, hospice and home care agencies, and 51 affiliated senior living operations. The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. The Company’s Service Center provides various services to all lines of business. The Company does not review assets by segment and therefore assets by segment are not disclosed below.

The CODM uses Segment Adjusted EBITDAR from Operations as the primary measure of profit and loss for the Company's reportable segments and to compare the performance of its operations with those of its competitors. Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs and credit allowances, (4) the costs associated with transitioning operations, (5) unusual, non-recurring or redundant charges, and (6) net income attributable to noncontrolling interest. General

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
The following tables present certain financial information regarding the Company’s reportable segments, general and administrative expenses are not allocated to the reportable segments and are included in “All Other” for the three months ended March 31, 2023 and 2022:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Three Months Ended March 31, 2023
Revenue	$91,079	$35,385	$—	$126,464
Segment Adjusted EBITDAR from Operations	$14,412	$10,241	$(7,514)	$17,139
Three Months Ended March 31, 2022
Revenue	$80,475	$33,435	$—	$113,910
Segment Adjusted EBITDAR from Operations	$13,948	$9,432	$(8,146)	$15,234

This following table provides a reconciliation of Segment Adjusted EBITDAR from Operations to income from operations:

	Three Months Ended March 31,
	2023	2022
Segment Adjusted EBITDAR from Operations	$17,139	$15,234
Less: Depreciation and amortization	1,280	1,147
Rent—cost of services	9,597	10,051
Other expense	30	3
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(a)	203	131
Share-based compensation expense and related taxes(b)	1,419	2,440
Acquisition related costs and credit allowances(c)	32	—
Costs associated with transitioning operations(d)	47	(757)
Unusual, non-recurring or redundant charges(e)	398	37
Add: Net income attributable to noncontrolling interest	147	144
Condensed Consolidated Income from Operations	$4,280	$2,326

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(c)	Non-capitalizable costs associated with acquisitions and credit allowances for amounts in dispute with the prior owners of certain acquired operations.
(d)	During the three months ended March 31, 2023, an affiliate of the Company placed its memory care units into transition and is actively seeking to sublease the units to an unrelated third party. The amount above represents the net operating impact attributable to the units in transition. The amounts reported exclude rent and depreciation and amortization expense related to such operations.

During January 2022, affiliates of the Company entered into Transfer Agreements with affiliates of Ensign, providing for the transfer of the operations of certain senior living communities (the “Transaction”) from affiliates of the Company to affiliates of Ensign. The closing of the Transaction was completed in two phases with the transfer of two operations on March 1, 2022 and the remainder transferred on April 1, 2022. The amount above represents the net impact on revenue and cost of service attributable to all of the transferred entities. The amounts reported exclude rent and depreciation and amortization expense related to such operations.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(e)
Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative expenses.

Costs identified as redundant or non-recurring incurred by the Company for additional services provided by Ensign. All amounts are included in general and administrative expense. Fees incurred were $273 for the three months ended March 31, 2023, and $643 for the three months ended March 31, 2022.

7. ACQUISITIONS
The Company’s is focused on acquiring operations that are complementary to the Company’s current businesses, accretive to the Company’s business or otherwise advance the Company’s strategy. The results of all the Company’s independent operating subsidiaries are included in the Interim Financial Statements subsequent to the date of acquisition. Acquisitions are accounted for using the acquisition method of accounting.

2023 Acquisitions

During the three months ended March 31, 2023, the Company expanded its operations with the addition of one home health agency as well as two senior living communities. In connection with the addition of the two senior living communities, the Company entered into a new long-term “triple-net” lease. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction.

The one home health agency acquired was a Medicare license and is considered an asset acquisition. The fair value of the home health license acquired was $210 and was allocated to indefinite-lived intangible assets.

Subsequent Events

On May 1, 2023, the Company closed on the purchase of one home health agency that expands the Company’s footprint in Colorado. The purchase of the home health agency was $875. A subsidiary of the Company entered into an operations transfer agreement with the prior operator.

8. PROPERTY AND EQUIPMENT—NET
Property and equipment, net consist of the following:

	March 31, 2023	December 31, 2022
Land	$96	$96
Building	1,890	1,890
Leasehold improvements	19,106	18,759
Equipment	26,659	25,532
Furniture and fixtures	1,223	1,151
	48,974	47,428
Less: accumulated depreciation	(22,027)	(20,807)
Property and equipment, net	$26,947	$26,621

Depreciation expense was 1,275 for the three months ended March 31, 2023 and $1,114 for the three months ended March 31, 2022.

The Company measures certain assets at fair value on a non-recurring basis, including long-lived assets, which are evaluated for impairment. Long-lived assets include assets such as property and equipment, operating lease assets and certain intangible assets. The inputs used to determine the fair value of long-lived assets and a reporting unit are considered Level 3 measurements due to their subjective nature. Management has evaluated its long-lived assets and determined there were immaterial impairments recorded during the three months ended March 31, 2023 and 2022.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS
The following table represents activity in goodwill by segment for the three months ended March 31, 2023:

	Home Health and Hospice Services	Senior Living Services	Total
December 31, 2022	$75,855	$3,642	$79,497
Additions	—	—	—
March 31, 2023	$75,855	$3,642	$79,497

Other indefinite-lived intangible assets consist of the following:

	March 31, 2023	December 31, 2022
Trade name	$1,385	$1,385
Medicare and Medicaid licenses	57,442	57,232
Total	$58,827	$58,617

No goodwill or intangible asset impairments were recorded during the three months ended March 31, 2023 and 2022.

10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	March 31, 2023	December 31, 2022
Refunds payable	$2,017	$2,244
Deferred revenue	1,609	1,592
Resident deposits	3,663	4,315
Property taxes	1,129	1,027
Deferred state relief funds	909	1,479
Accrued self-insurance liabilities	4,076	3,546
Other	2,713	2,481
Other accrued liabilities	$16,116	$16,684

Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Deferred revenue occurs when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to residents.

11. DEBT
Long-term debt, net consists of the following:

	March 31, 2023	December 31, 2022
Revolving Credit Facility	$58,500	$64,500
Less: unamortized debt issuance costs(a)	(1,477)	(1,608)
Long-term debt, net	$57,023	$62,892

(a)
Amortization expense for debt issuance costs was $130 for three months ended March 31, 2023 and $129 for the three months ended March 31, 2022, and is recorded in interest expense, net on the Condensed Consolidated Statements of Income.

On February 23, 2021, Pennant entered into an amendment to its existing credit agreement (as amended, the “Credit Agreement”), which provides for an increased revolving credit facility with a syndicate of banks with a borrowing capacity of $150,000 (the “Revolving Credit Facility”). The interest rates applicable to loans under the Revolving Credit Facility are, at the

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company’s election, either (i) Adjusted LIBOR (as defined in the Credit Agreement) plus a margin ranging from 2.3% to 3.3% per annum or (ii) Base Rate plus a margin ranging from 1.3% to 2.3% per annum, in each case, based on the ratio of Consolidated Total Net Debt to Consolidated EBITDA (each, as defined in the Credit Agreement). In addition, Pennant pays a commitment fee on the undrawn portion of the commitments under the Revolving Credit Facility which ranges from 0.35% to 0.50% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio of the Company and its subsidiaries. The Company is not required to repay any loans under the Credit Agreement prior to maturity in 2026, other than to the extent the outstanding borrowings exceed the aggregate commitments under the Credit Agreement. As of March 31, 2023, the Company’s weighted average interest rate on its outstanding debt was 7.53%. As of March 31, 2023, the Company had available borrowing on the Revolving Credit Facility of $87,314, which is net of outstanding letters of credit of $4,186.

The fair value of the Revolving Credit Facility approximates carrying value, due to the short-term nature and variable interest rates. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates.

The Credit Agreement is guaranteed, jointly and severally, by certain of the Company’s independent operating subsidiaries, and is secured by a pledge of stock of the Company's material independent operating subsidiaries as well as a first lien on substantially all of each material operating subsidiary's personal property. The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of March 31, 2023, the Company was compliant with all such financial covenants.

12. OPTIONS AND AWARDS
Outstanding options and restricted stock awards of the Company were granted under the 2019 Omnibus Incentive Plan (the “OIP”) and Long-Term Incentive Plan (the “LTIP”, and together with the OIP, the “Pennant Plans”).

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

Total share-based compensation expense for all Plans for the three months ended March 31, 2023 and 2022 was:

	Three Months Ended March 31,
	2023	2022
Share-based compensation expense related to stock options	$850	$842
Share-based compensation expense related to Restricted Stock	177	1,519
Share-based compensation expense related to Restricted Stock to non-employee directors	340	79
Total share-based compensation	$1,367	$2,440

In future periods, the Company estimates it will recognize the following share-based compensation expense for unvested stock options and unvested Restricted Stock as of March 31, 2023:

	Unrecognized Compensation Expense	Weighted Average Recognition Period (in years)
Unvested Stock Options	$12,339	3.5
Unvested Restricted Stock	2,931	4.2
Total unrecognized share-based compensation expense	$15,270

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On July 25, 2022 the Company modified certain outstanding RSUs granted to the former chief executive officer of the Company in connection with the Spin-off. All the RSUs had an original vesting date of October 1, 2022. The modification resulted in the forfeiture of 250 outstanding RSUs and accelerated the vesting on the remaining 943 RSUs from October 1, 2022 to July 31, 2022. The modification of the award resulted in a net reduction of share-based compensation expense related to the awards of $3,812 recorded in general and administrative expense in the third quarter of 2022.

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

The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted as of March 31:

Grant Year	Options Granted	Risk-Free Interest Rate	Expected Life(a)	Expected Volatility(b)	Dividend Yield	Weighted Average Fair Value of Options
2023	467	4.1%	6.5	41.5%	—%	$7.25
2022	213	1.9%	6.5	40.0%	—%	$6.03

(a)
Under the midpoint method, the expected option life is the midpoint between the contractual option life and the average vesting period for the options being granted. This resulted in an expected option life of 6.5 years for the options granted.

(b)	Because the Company’s equity shares have been traded for a relatively short period of time, expected volatility assumption was based on the volatility of related industry stocks.

The following table represents the employee stock option activity during the three months ended March 31, 2023:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
December 31, 2022	2,219	20.76	973	$16.90
Granted	467	15.02
Exercised	(25)	7.95
Forfeited	(24)	21.67
Expired	(24)	19.58
March 31, 2023	2,613	$19.70	1,008	$17.31

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock

A summary of the status of Pennant’s non-vested Restricted Stock, and changes during the three months ended March 31, 2023, is presented below:

	Non-Vested Restricted Stock	Weighted Average Grant Date Fair Value
December 31, 2022	418	$14.26
Granted	32	10.80
Vested	(38)	11.12
Forfeited	(3)	15.63
March 31, 2023	409	$14.28

13. LEASES
The Company’s independent operating subsidiaries lease 51 senior living communities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from 15 to 25 years. Most of these leases contain renewal options, most involve rent increases and none contain purchase options. The lease term excludes lease renewals because the renewal rents are not at a bargain, there are no economic penalties for the Company to renew the lease, and it is not reasonably certain that the Company will exercise the extension options. The Company’s independent operating subsidiaries leased 29 and 32 communities from subsidiaries of Ensign (the “Ensign Leases”) under a master lease arrangement as of March 31, 2023 and March 31, 2022, respectively. Each of the leases have an initial term of between 14 and 20 years from the lease commencement date. The total amount of rent expense included in rent - cost of services paid to subsidiaries of Ensign was $3,416 for the three months ended March 31, 2023 and $3,484 for the three months ended March 31, 2022. In addition to rent, each of the operating companies are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all community maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties.

Fourteen of the Company’s affiliated senior living communities, excluding the communities that are operated under the Ensign Leases (as defined herein), are operated under three separate master lease arrangements. Under these master leases, a breach at a single community could subject one or more of the other communities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases and master leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the master lease without the consent of the landlord.

As further described in Note 3, on January 27, 2022, affiliates of the Company entered into Transfer Agreements with affiliates of Ensign, providing for the transfer of the operations of five senior living communities. The closing of the Transaction was completed in two phases with the transfer of two operations on March 1, 2022 and the remainder transferred on April 1, 2022. As a result of the lease terminations, the Company reduced both the right of use assets and the lease liabilities by $33,804. One of the terminated leases was part of a master lease agreement. As a result of the transferred leases being removed from master lease arrangement, the remaining lease components under the master lease arrangement was modified which resulted in a net increase to the lease liability and ROU asset balance of $9,349 for the three months ended March 31, 2022.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of operating lease cost, are as follows:

	Three Months Ended March 31,
	2023	2022
Operating Lease Costs:
Community Rent—cost of services	$8,274	$8,789
Office Rent—cost of services	1,323	1,262
Rent—cost of services	$9,597	$10,051

General and administrative expense	$93	$81
Variable lease cost (a)	$1,730	$1,575

(a)
Represents variable lease cost for operating leases, which costs include property taxes and insurance, common area maintenance, and consumer price index increases, incurred as part of the Company’s triple net lease, and which is included in cost of services for the three months ended March 31, 2023 and 2022.

The following table shows the lease maturity analysis for all leases as of March 31, 2023, for the years ended December 31:

Year	Amount
2023 (Remainder)	$27,102
2024	35,658
2025	34,302
2026	33,249
2027	32,662
Thereafter	253,638
Total lease payments	416,611
Less: present value adjustments	(149,714)
Present value of total lease liabilities	266,897
Less: current lease liabilities	(16,856)
Long-term operating lease liabilities	$250,041

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at each lease’s commencement date to determine each lease's operating lease liability. As of March 31, 2023, the weighted average remaining lease term is 12.5 years and the weighted average discount rate is 7.6%.

14. INCOME TAXES
The Company recorded income tax expense of $907 and $542, or 31.2% and 31.9% of earnings before income taxes for the three months ended March 31, 2023 and 2022, respectively. The decrease in effective tax is primarily due to a decrease in non-deductible equity compensation.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. COMMITMENTS AND CONTINGENCIES
Regulatory Matters - The Company provides services in complex and highly regulated industries. The Company’s compliance with applicable U.S. federal, state and local laws and regulations governing these industries may be subject to governmental review and adverse findings may result in significant regulatory action, which could include sanctions, damages, fines, penalties (many of which may not be covered by insurance), and even exclusion from government programs. The Company is a party to various regulatory and other governmental audits and investigations in the ordinary course of business and cannot predict the ultimate outcome of any federal or state regulatory survey, audit or investigation. While governmental audits and investigations are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve and penalties subject to appeal may remain in place during such appeals, which may include suspension, termination, or revocation of participation in governmental programs for the payment of the services the Company provides. The Department of Justice, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses. The Company believes it is presently in compliance in all material respects with all applicable laws and regulations.

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

Litigation - The Company’s businesses involve a significant risk of liability given the age and health of the patients and residents served by its independent operating subsidiaries. The Company, its operating companies, and others in the industry may be subject to a number of claims and lawsuits, including professional liability claims, alleging that services provided have resulted in personal injury, elder abuse, wrongful death or other related claims. Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and the Company is routinely subjected to these claims in the ordinary course of business, including potential claims related to patient care and treatment, and professional negligence, as well as employment-related claims. If there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could materially adversely affect the Company’s business, financial condition, results of operations and cash flows. In addition, the defense of these lawsuits may result in significant legal costs, regardless of the outcome, and may result in large settlement amounts or damage awards.

In addition to the potential lawsuits and claims described above, the Company is also subject to potential lawsuits under the False Claims Act (the “FCA”) and comparable state laws alleging submission of fraudulent claims for services to any governmental healthcare program (such as Medicare) or commercial payor. A violation may provide the basis for exclusion from federally funded healthcare programs. Such exclusions could have a correlative negative impact on the Company’s financial performance. Some states, including California, Arizona and Texas, have enacted similar whistleblower and false claims laws and regulations. In addition, the Deficit Reduction Act of 2005 created incentives for states to enact anti-fraud legislation modeled on the FCA, for which 18 states have qualified, including California and Texas, where we conduct business. As such, the Company could face increased scrutiny, potential liability and legal expenses and costs based on claims under state false claims acts in markets in which it conducts business.

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

As of March 31, 2023, nine of the Company’s independent operating subsidiaries had Reviews scheduled, on appeal or in dispute resolution process, both pre- and post-payment. If an operation fails an initial or subsequent Review, the operation could then be subject to extended Review, suspension of payment, or extrapolation of the identified error rate to all billing in the same time period. The Company, from time to time, receives record requests in reviews which have resulted in claim denials on paid claims. The Company has appealed substantially all denials arising from these reviews using the applicable appeals process. As of March 31, 2023, and through the filing of this Quarterly Report on Form 10-Q, the Company’s independent operating subsidiaries have responded to the Reviews that are currently ongoing, on appeal or in dispute resolution process. The Company cannot predict the ultimate outcome of any regulatory and other governmental reviews. While such reviews are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The costs to respond to and defend such reviews may be significant and an adverse determination in such reviews may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, other penalties (some of which may not be covered by insurance), and termination from Medicare programs which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.

From June 2021 to May 2022, one hospice provider number was subject to a Medicare payment suspension imposed by a UPIC. As of March 31, 2023, the total amount due from the government payor impacted by the suspension was $5,134 and was recorded in long-term other assets. The amounts suspended represent all Medicare payments due to the provider number during the suspension.

In May 2022, the Company received communication that the Medicare payment suspension was terminated and the UPIC’s review was complete. The UPIC reviewed 107 patient records covering a 10-month period to determine whether, in its view, a Medicare overpayment was made. Based on the results of the review, the UPIC has alleged sampled and extrapolated overpayments of $5,134, and has withheld that amount through continued recoupment of Medicare payments. The Company is pursuing its appeal rights through the administrative appeals process, including contesting the methodology used by the UPIC to perform statistical extrapolation. At this stage of the review, based on the information currently available to the Company, the Company cannot predict the timing or the ultimate outcome of this review. As of March 31, 2023, we have an accrued liability that is immaterial for this review which was recorded as an offset to revenue.

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

The Company is self-insured for claims related to employee health, dental, and vision care. To protect itself against loss exposure, the Company has purchased individual stop-loss insurance coverage that insures individual health claims that exceed $350 for each covered person for fiscal year 2023 and fiscal year 2022.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. COMMON STOCK REPURCHASE PROGRAM
On December 12, 2022, the Board of the Directors of the Company approved a share repurchase program under which the Company may repurchase up to $1,000 of its common stock. Under the share repurchase program, the Company may repurchase shares from time to time through open market purchases, including through the use of trading plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The authorization expires on December 12, 2023, and may be suspended or discontinued at any time and does not obligate the company to acquire any amount of common stock. No shares were repurchased during the three months ended March 31, 2023.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the Interim Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”). The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), which discusses our business and related risks in greater detail, as well as subsequent reports we may file from time to time on Form 10-K, Form 10-Q and 8-K, for additional information. The section entitled “Risk Factors” filed within our 2022 Annual Report describes some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Quarterly Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

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

    The risk factors discussed in this Quarterly Report and the 2022 Annual Report under the heading “Risk Factors,” could cause our results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•federal and state changes to, or delays receiving, reimbursement and other aspects of Medicaid and Medicare;
•changes in, and compliance with, the laws and regulations affecting the U.S. healthcare industry;
•proposed changes to payment models and reimbursement amounts within the Medicare and Medicaid fee schedules for future calendar years;
•future cost containment measures undertaken by payors;
•government reviews, audits and investigations of our business;
•potential additional regulation affecting the transparency, ownership, operating standards, and staffing of businesses in our industry;
•increased competition and increased cost of acquisition or retention for, or a shortage of, skilled personnel;
•achievement and maintenance of competitive quality of care ratings and referrals from referral sources;
•changes in, and compliance with, state and federal employment, fair housing, safety, licensing and other laws;
•competition from other healthcare providers, state efforts to regulate or deregulate the healthcare services industry, or the construction or expansion of the number of home health, hospice or senior living operations;
•actions of labor unions;
•costs associated with litigation or any future litigation settlements;
•the leases of our affiliated senior living communities;
•inability to complete future acquisitions at attractive prices or at all, and failure to successfully or efficiently new acquisitions into our existing operations and operating subsidiaries;
•general economic conditions, including a housing downturn, which could affect seniors’ ability to afford resident fees, or inflation and increasing interest rates, which raise the costs of goods and borrowing capital, which may affect the delivery and affordability of our services;

•security breaches and other cyber security incidents;
•the performance of the financial and credit markets and uncertainties related to our ability to obtain financing or the terms of such financing; and
•uncertainties related to the lingering effect of the COVID-19 pandemic, including new regulatory risks impacting our operations, potential litigation, and vaccination mandates.

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

Overview

We are a leading provider of high-quality healthcare services to patients of all ages, including the growing senior population, in the United States. We strive to be the provider of choice in the communities we serve through our innovative operating model. We operate in multiple lines of businesses including home health, hospice and senior living services across Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. As of March 31, 2023, our home health and hospice business provided home health, hospice and home care services from 96 agencies operating across these 14 states, and our senior living business operated 51 senior living communities throughout six states.

The following table summarizes our affiliated home health and hospice agencies and senior living communities as of:

	December 31,								March 31,
	2015	2016	2017	2018	2019	2020	2021	2022	2023
Home health and hospice agencies	32	39	46	54	63	76	88	95	96
Senior living communities	36	36	43	50	52	54	54	49	51
Senior living units	3,184	3,184	3,434	3,820	3,963	4,127	4,127	3,500	3,588
Total number of home health, hospice, and senior living operations	68	75	89	104	115	130	142	144	147

Recent Activities

Acquisitions. During the three months ended March 31, 2023, we expanded our operations with the addition of one home health agency, as well as two senior living communities. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of the acquired operation as part of each transaction.

Trends

We have experienced modest senior living occupancy improvement through the first quarter of 2023, partly as a result of improving COVID-19 case trends and renewed consideration of senior living communities as a home-based care setting. Though we have seen steady improvements in occupancy throughout 2022 and the first quarter of 2023, we cannot be sure when the occupancy levels in our senior living communities will return to pre-pandemic levels.

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

Government Regulation

We have disclosed under the heading “Government Regulation” in the 2022 Annual Report a summary of regulations that we believe materially affect our business, financial condition or results of operations. Since the time of the filing of the 2022 Annual Report, the following regulations have been updated.

On March 31, 2023, CMS issued the 2024 Hospice Payment Rate Update proposed rule (the “Hospice Payment Proposed Rule”). The Hospice Payment Proposed Rule requests information regarding increased levels of transparency regarding ownership of hospice agencies, seeks to make permanent the Hospice Quality Reporting program (“HQRP”) data submission threshold policy adopted in the 2016 Hospice Payment Rule Update final rule, and identified concerns about fraud, waste, and abuse in the hospice space. This proposed rule’s hospice payment update percentage is 2.8%, which is an estimated increase of $720 million in payments from fiscal year 2023. The payment update percentage of 2.8% is based on a 3.0% market basket percentage increase, which is reduced by a 0.2% productivity adjustment. Additionally, hospices that fail to meet quality reporting requirements will receive a 4% reduction to the annual hospice payment update percentage increase for that year, which would more than negate the payment update percentage for fiscal year 2024 contained in the Hospice Payment Proposed Rule for hospices that fail to submit required quality reporting data to CMS. The Hospice Payment Proposed Rule’s HQRP provisions discuss how the data to be collected can be used to evaluate outcomes and patient evaluation, inform CMS’s quality measures for hospice providers, and measure health equity efforts. As this is a proposed rule, the final rule that is expected later in 2023 may contain significant changes, or even remove, the provisions contained within the Hospice Payment Proposed Rule.

On October 31, 2022, CMS issued the 2023 Home Health Prospective Payment System Rate Update Final Rule (“Home Health Payment Final Rule”). The rule implements a 3.9% decrease to the home health 30-day period standard payment rate in 2023, half of the 7.9% permanent decrease which CMS proposes to fully implement by 2024. This decrease is based on assumed behavior changes resulting from implementation of the Patient Driven Grouping Model (“PDGM”). Low Utilization Payment Adjustments (“LUPAs”) are excluded. Aside from these adjustments, CMS finalized a 2.9% basket increase for the home health payment update in calendar year 2023. CMS also recalibrated case-mix weights and low utilization payment adjustment thresholds using 2021 data. Additionally, the rule applies a permanent 5.0% cap on decreases in the wage index, meaning an agency’s wage index for any future year will not be less than 95.0% of the final wage index for the preceding year. For home health agencies that do not report required quality reporting data to CMS, their increase in payment will be 0.9%, rather than the full 2.9% contemplated in the rule. Overall, the Home Health Payment Final Rule estimates that Medicare payments to all home health agencies will increase in the aggregate by 0.7%, or $125.0 million, based on its contents. The rule is effective beginning January 1, 2023. A proposed rule for the 2024 Home Health Prospective Payment System Rate Update is expected later this year, and its finalization is anticipated in the fourth quarter. Any changes to CMS’s payment for home health services in 2024 may be based upon behavioral data gathered and analyzed by CMS for the purposes of rate development, as explained in materials published by CMS on March 29, 2023.

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

Common Stock Repurchase Program

On December 12, 2022, the Board of the Directors of the Company approved a share repurchase program under which the Company may repurchase up to $1.0 million of its common stock. Under the share repurchase program, the Company may repurchase shares from time to time through open market purchases, including through the use of trading plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The authorization expires on December 12, 2023, and may be suspended or discontinued at any time and does not obligate the company to acquire any amount of common stock. No shares were repurchased during the three months ended March 31, 2023.

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

The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Home health services:
Total home health admissions	10,910	10,182
Total Medicare home health admissions	4,948	4,633
Average Medicare revenue per 60-day completed episode(a)	$3,504	$3,495
Hospice services:
Total hospice admissions	2,451	2,409
Average hospice daily census	2,439	2,232
Hospice Medicare revenue per day	$183	$179

(a)	The year-to-date average Medicare revenue per 60-day completed episode includes post period claim adjustments for prior quarters.

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

The following table summarizes our senior living statistics for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Occupancy	78.1%	72.6%
Average monthly revenue per occupied unit	$3,846	$3,371

Revenue Sources

Home Health and Hospice Services

Home Health. We derive the majority of our home health revenue from Medicare and managed care. The Medicare payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Net service revenue is recognized in accordance with the under the PDGM methodology. Under PDGM, Medicare provides agencies with payments for each 30-day period of care provided to beneficiaries. If a beneficiary is still eligible for care after the end of the first 30-day payment period, a second 30-day payment period can begin. There are no limits to the number of periods of care a beneficiary who remains eligible for the home health benefit can receive. While payment for each 30-day period of care is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits is below an established threshold that varies based on the diagnosis of a beneficiary; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the period of care; (c) adjustment to the admission source of claim if it is determined that the patient had a qualifying stay in a post-acute care setting within 14 days prior to the start of a 30-day payment period; (d) the timing of the 30-day payment period provided to a patient in relation to the admission date, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes to the acuity of the patient during the previous 30-day period of care; (f) changes in the base payments established by the Medicare program; (g) adjustments to the base payments for case mix and geographic wages; and (h) recoveries of overpayments. For further detail regarding PDGM see the Government Regulation section of our 2022 Annual Report.

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

Senior Living Services. As of March 31, 2023, we provided assisted living, independent living and memory care services in 51 communities. Within our senior living operations, we generate revenue primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs.

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

Depreciation and Amortization. Property and equipment are recorded at their original historical cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets (ranging from one to 40 years). Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on Interim Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the Interim Financial Statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis we review our judgments and estimates, including but not limited to those related to self-insurance reserves, revenue, leases, intangible assets, goodwill, and income taxes. We base our estimates and judgments upon our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty, and actual results could differ materially from the amounts reported. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, within the 2022 Annual Report for further information on our critical accounting estimates and policies, which are as follows:

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Total revenue	100.0%	100.0%
Expense:
Cost of services	81.1	79.3
Rent—cost of services	7.6	8.8
General and administrative expense	6.9	8.8
Depreciation and amortization	1.0	1.0
Total expenses	96.6	97.9
Income from operations	3.4	2.1
Other (expense):
Interest expense, net	(1.1)	(0.6)
Other expense, net	(1.1)	(0.6)
Income before provision for income taxes	2.3	1.5
Provision for income taxes	0.7	0.5
Net income	1.6	1.0
Less: net income attributable to noncontrolling interest	0.1	0.1
Net income attributable to Pennant	1.5%	0.9%

The following table presents our consolidated GAAP Financial measures for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Consolidated GAAP Financial Measures:
Total revenue	$126,464	$113,910
Total expenses	$122,184	$111,584
Income from operations	$4,280	$2,326

The following tables present certain financial information regarding our reportable segments. General and administrative expenses are not allocated to the reportable segments and are included in “All Other”:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Three Months Ended March 31, 2023
Revenue	$91,079	$35,385	$—	$126,464
Segment Adjusted EBITDAR from Operations	$14,412	$10,241	$(7,514)	$17,139
Three Months Ended March 31, 2022
Revenue	$80,475	$33,435	$—	$113,910
Segment Adjusted EBITDAR from Operations	$13,948	$9,432	$(8,146)	$15,234

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations to Condensed Consolidated Income from operations:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Segment Adjusted EBITDAR from Operations(a)	$17,139	$15,234
Less: Depreciation and amortization	1,280	1,147
Rent—cost of services	9,597	10,051
Other Expense	30	3
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(b)	203	131
Share-based compensation expense(c)	1,419	2,440
Acquisition related costs and credit allowances(d)	32	—
Costs associated with transitioning operations(e)	47	(757)
Unusual, non-recurring or redundant charges(f)	398	37
Add: Net income attributable to noncontrolling interest	147	144
Condensed Consolidated Income from Operations	$4,280	$2,326

(a)	Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs and credit allowances, (4) the costs associated with transitioning operations, (5) unusual, non-recurring or redundant charges, and (6) net income attributable to noncontrolling interest. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(b)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(c)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(d)	Non-capitalizable costs associated with acquisitions and credit allowances for amounts in dispute with the prior owners of certain acquired operations.

(e)	During the three months ended March 31, 2023, an affiliate of the Company placed its memory care units into transition and is actively seeking to sublease the units to an unrelated third party. The amount above represents the net operating impact attributable to the units in transition. The amounts reported exclude rent and depreciation and amortization expense related to such operations.

During January 2022, affiliates of the Company entered into Transfer Agreements with affiliates of Ensign, providing for the transfer of the operations of certain senior living communities (the “Transaction”) from affiliates of the Company to affiliates of Ensign. The closing of the Transaction was completed in two phases with the transfer of two operations on March 1, 2022 and the remainder transferred on April 1, 2022. The amount above represents the net impact on revenue and cost of service attributable to all of the transferred entities. The amounts reported exclude rent and depreciation and amortization expense related to such operations.
(f)	Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative expenses.

Costs identified as redundant or non-recurring incurred by the Company for additional services provided by Ensign. All amounts are included in general and administrative expense. Fees incurred were $273 for the three months ended March 31, 2023, and $643 for the three months ended March 31, 2022.
Performance and Valuation Measures:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Consolidated Non-GAAP Financial Measures:
Performance Metrics
Consolidated EBITDA	$5,443	$3,332
Consolidated Adjusted EBITDA	$7,916	$6,145
Valuation Metric
Consolidated Adjusted EBITDAR	$17,139

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Segment Non-GAAP Measures:(a)
Segment Adjusted EBITDA from Operations
Home health and hospice services	$13,182	$12,710
Senior living services	$2,248	$1,581

(a)	General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss.

The tables below reconcile Consolidated Net Income to the consolidated Non-GAAP financial measures, Consolidated EBITDA and Consolidated Adjusted EBITDA, and to the Non-GAAP valuation measure, Consolidated Adjusted EBITDAR, for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Consolidated Net income	$1,997	$1,158
Less: Net income attributable to noncontrolling interest	147	144
Add: Provision for income taxes	907	542
Interest expense, net	1,406	629
Depreciation and amortization	1,280	1,147
Consolidated EBITDA	5,443	3,332
Adjustments to Consolidated EBITDA
Add: Costs at start-up operations(a)	203	131
Share-based compensation expense(b)	1,419	2,440
Acquisition related costs and credit allowances(c)	32	—
Costs associated with transitioning operations(d)	47	(757)
Unusual, non-recurring or redundant charges(e)	398	37
Rent related to items (a) and (d) above	374	962
Consolidated Adjusted EBITDA	7,916	6,145
Rent—cost of services	9,597	10,051
Rent related to items (a) and (d) above	(374)	(962)
Adjusted rent—cost of services	9,223	9,089
Consolidated Adjusted EBITDAR	$17,139

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(c)	Non-capitalizable costs associated with acquisitions and credit allowances for amounts in dispute with the prior owners of certain acquired operations.
(d)	During the three months ended March 31, 2023, an affiliate of the Company placed its memory care units into transition and is actively seeking to sublease the units to an unrelated third party. The amount above represents the net operating impact attributable to the units in transition. The amounts reported exclude rent and depreciation and amortization expense related to such operations.

During January 2022, affiliates of the Company entered into Transfer Agreements with affiliates of Ensign, providing for the transfer of the operations of certain senior living communities (the “Transaction”) from affiliates of the Company to affiliates of Ensign. The closing of the Transaction was completed in two phases with the transfer of two operations on March 1, 2022 and the remainder transferred on April 1, 2022. The amount above represents the net impact on revenue and cost of service attributable to all of the transferred entities. The amounts reported exclude rent and depreciation and amortization expense related to such operations.
(e)
Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative expenses.

Costs identified as redundant or non-recurring incurred by the Company for additional services provided by Ensign. All amounts are included in general and administrative expense. Fees incurred were $273 for the three months ended March 31, 2023, and $643 for the three months ended March 31, 2022.

The table below reconciles Segment Adjusted EBITDAR from Operations to Segment Adjusted EBITDA from Operations for the periods presented:

	Three Months Ended March 31,
	Home Health and Hospice		Senior Living
	2023	2022	2023	2022
	(In thousands)
Segment Adjusted EBITDAR from Operations	$14,412	$13,948	$10,241	$9,432
Less: Rent—cost of services	1,323	1,262	8,274	8,789
Rent related to start-up and transitioning operations	(93)	(24)	(281)	(938)
Segment Adjusted EBITDA from Operations	$13,182	$12,710	$2,248	$1,581

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

•Costs associated with transitioning operations; and
•unusual, non-recurring, or redundant charges.

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

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenue

	Three Months Ended March 31,
	2023		2022
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$41,780	33.0%	$37,420	32.9%
Hospice	43,289	34.2	37,823	33.2
Home care and other(a)	6,010	4.8	5,232	4.5
Total home health and hospice services	91,079	72.0	80,475	70.6
Senior living services	35,385	28.0	33,435	29.4
Total revenue	$126,464	100.0%	$113,910	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $12.6 million, or 11.0%, during the three months ended March 31, 2023. The increase in revenue was driven by increases in all key metrics for home health and hospice and senior living, including hospice admissions, hospice revenue per day, hospice average daily census, senior living occupancy, and senior living revenue per occupied room.

Home Health and Hospice Services

	Three Months Ended March 31,
	2023	2022	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$41,780	$37,420	$4,360	11.7%
Hospice services	43,289	37,823	5,466	14.5
Home care and other	6,010	5,232	778	14.9
Total home health and hospice revenue	$91,079	$80,475	$10,604	13.2%

	Three Months Ended March 31,
	2023	2022	Change	% Change
Home health services:
Total home health admissions	10,910	10,182	728	7.1%
Total Medicare home health admissions	4,948	4,633	315	6.8
Average Medicare revenue per 60-day completed episode(a)	$3,504	$3,495	$9	0.3
Hospice services:
Total hospice admissions	2,451	2,409	42	1.7
Average daily census	2,439	2,232	207	9.3
Hospice Medicare revenue per day	$183	$179	$4	2.2
Number of home health and hospice agencies at period end	96	88	8	9.1

(a)	The year-to-date average for Medicare revenue per 60-day completed episode includes post period claim adjustments for prior periods.

Home health and hospice revenue increased $10.6 million, or 13.2% during the three months ended March 31, 2023. Segment revenue grew primarily due to an increase in hospice average daily census of 9.3%, as well as an increase of 7.1% in home health admissions, inclusive of an increase in total Medicare home health admissions of 6.8%.

Senior Living Services

	Three Months Ended March 31,
	2023	2022	Change	% Change

Revenue (in thousands)	$35,385	$33,435	$1,950	5.8%
Number of communities at period end	51	52	(1)	(1.9)
Occupancy	78.1%	72.6%	5.5%
Average monthly revenue per occupied unit	$3,846	$3,371	$475	14.1

Senior living revenue increased $2.0 million, or 5.8%, for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to an increase of 14.1% in average monthly revenue per occupied unit and an addition of 5.5% in the occupancy rate between March 31, 2022 and March 31, 2023.

Cost of Services

	Three Months Ended March 31,
	2023	2022	Change	% Change
	(In thousands)
Home Health and Hospice	$77,406	$66,937	$10,469	15.6%
Senior Living	25,196	23,324	1,872	8.0
Total cost of services	$102,602	$90,261	$12,341	13.7%

Consolidated cost of services increased $12.3 million or 13.7% during the three months ended March 31, 2023. Cost of services as a percentage of revenue for the three months ended March 31, 2023 increased by 1.8% to 81.1% from 79.3% compared to the three months ended March 31, 2022.

Home Health and Hospice Services

	Three Months Ended March 31,
	2023	2022	Change	% Change
Cost of service (in thousands)	$77,406	$66,937	$10,469	15.6%
Cost of services as a percentage of revenue	85.0%	83.2%	1.8%

Cost of services related to our Home Health and Hospice services segment increased $10.5 million, or 15.6%, primarily due to the increased volume of services from growth in admissions and census. Cost of services as a percentage of revenue for the three months ended March 31, 2023 increased by 1.8% compared to the three months ended March 31, 2022 primarily due to increased wage rates, benefits, and contract labor cost.

Senior Living Services

	Three Months Ended March 31,
	2023	2022	Change	% Change
Cost of service (in thousands)	$25,196	$23,324	$1,872	8.0%
Cost of services as a percentage of revenue	71.2%	69.8%	1.4%

Cost of services related to our Senior Living services segment increased $1.9 million, or 8.0% during the three months ended March 31, 2023 in response to higher occupancy and wage rate increases. As a percentage of revenue, costs of service increased by 1.4% from 69.8% to 71.2% during the three months ended March 31, 2023 when compared to the three months ended March 31, 2022, due primarily to increased wage rates and benefits.

Rent—Cost of Services. Rent decreased 4.5% from $10.1 million to $9.6 million during the three months ended March 31, 2023 compared to the same period in the prior year, primarily as a result of the transfer of senior living communities to Ensign. As a percentage of revenue, rent—cost of services decreased 1.2% when compared to the three months ended March 31, 2022.

General and Administrative Expense. Our general and administrative expense decreased $1.3 million or 13.2% from $10.0 million to $8.7 million for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022. The decrease in general and administrative expense was due to a decrease of $1.1 million in share-based compensation, for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.1 million and remained flat as a percentage of revenue for three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Loss on asset dispositions and impairment, net. Loss on asset dispositions and impairment, net decreased $0.1 million for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022.

Provision for Income Taxes. We recorded income tax expense of $0.9 million and $0.5 million, or 31.2% and 31.9% of earnings before income taxes, for the three months ended March 31, 2023 and 2022, respectively. The decrease in effective tax is primarily due to a decrease in non-deductible equity compensation.

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

The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of March 31, 2023, the Company was compliant with all such financial covenants.

As of March 31, 2023, we had $3.0 million of cash and $87.3 million of available borrowing capacity on our Revolving Credit Facility.

We believe that our existing cash, cash generated through operations, and access to available borrowing capacity under our existing Credit Agreement, will be sufficient to provide adequate liquidity for the next twelve months for both our operating activities and opportunities for acquisition growth.

The following table presents selected data from our Condensed Consolidated Statement of Cash Flows for the periods presented:
.

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net cash provided by (used in) operating activities	$8,996	$(4,071)
Net cash used in investing activities	(2,326)	(2,582)
Net cash (used in) provided by financing activities	(5,797)	5,090
Net increase (decrease) in cash	873	(1,563)
Cash at beginning of period	2,079	5,190
Cash at end of period	$2,952	$3,627

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Our net cash flow from operating activities for the three months ended March 31, 2023 increased by $13.1 million when compared to the three months ended March 31, 2022. The primary driver of this difference can be attributed to a $0.8 million increase in Net income, a $6.3 million increase in cash flows from improved cash collections of accounts receivable and a decrease in CARES fund repayments.

Our net cash used in investing activities for the three months ended March 31, 2023 decreased by $0.3 million compared to the three months ended March 31, 2022, primarily driven by $0.2 million less in cash used for restricted and other assets during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Our net cash used in financing activities increased by approximately $10.9 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to a net reduction in the balance on our line of credit during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Contractual Obligations, Commitments and Contingencies

We continue to make draws and payments on our Revolving Credit Facility, as described in Note 11, Debt, to the Interim Financial Statements in Part I of this Quarterly Report. Additionally, we have right-of-use assets obtained in exchange for new operating lease obligations, as described in the supplemental disclosures of cash flow information in the Condensed Consolidated Statement of Cash Flows and in Note 13, Leases, to the Interim Financial Statements in Part I of this Quarterly Report.

Besides those transactions there have been no other material changes to our total obligations during the period covered by this Quarterly Report outside of the normal course of our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We are exposed to risks associated with market changes in interest rates. Our Revolving Credit Facility exposes us to variability in interest payments due to changes in LIBOR (and any benchmark replacement rate chosen after the completion of the phase-out of LIBOR in June 2023). A 1.0% interest rate change would cause interest expense to change by approximately $0.6 million annually based upon our outstanding long-term debt as of March 31, 2023. We manage our exposure to this market risk by monitoring available financing alternatives.

LIBOR Phase-Out. LIBOR is in the process of being wound down and will be phased out by June 30, 2023. As of March 31, 2023 all CHF and EUR LIBOR settings, the 1 Week and 2 Months USD LIBOR settings, and the Overnight/Spot Next, 1 Week, 2 Months and 12 Months GBP and JPY LIBOR settings have ceased to be published. However, the Overnight and the 1-, 3-, 6- and 12-Months USD LIBOR settings will continue until June 2023. We are required to pay interest on borrowings under our Credit Facility at floating rates based on the 1-month LIBOR and thus, we do not expect to transition from the LIBOR benchmark until June 2023.

Future debt that we may incur may also require that we pay interest based upon LIBOR, or a “synthetic” benchmark equivalent such as the Standard Overnight Financing Rate or (“SOFR”). Our Credit Agreement provides a mechanism by which, when LIBOR is no longer published and available, the Administrative Agent and the Company may amend the Credit Agreement to replace LIBOR with a benchmark replacement rate (which may include term SOFR). We currently expect that the benchmark rate used to determine the interest rate applicable to borrowings under our Credit Agreement would be revised as provided under the agreement or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR for similar types of loans. Despite our current expectations, we cannot be sure that, when LIBOR is phased out, the changes to the benchmark rate used to determine the interest rate applicable to borrowings under our Credit Agreement would approximate the current calculation in accordance with LIBOR.

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

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in the 2022 Annual Report risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in the 2022 Annual Report and the other information set forth elsewhere in this Quarterly Report. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

The Pennant Group, Inc.

Dated: May 4, 2023	BY:	/s/ JENNIFER L. FREEMAN
Jennifer L. Freeman
Interim Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)