Form 10-Q
period 2023-06-30
Pennant Group, Inc.
filed 2023-08-08
CIK 1766400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2023.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 7, 2023, 29,850,343 shares of the registrant’s common stock were outstanding.

THE PENNANT GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$2,838	$2,079
Accounts receivable—less allowance for doubtful accounts of $957 and $592, respectively	57,252	53,420
Prepaid expenses and other current assets	11,549	18,323
Total current assets	71,639	73,822
Property and equipment, net	27,252	26,621
Right-of-use assets	260,730	260,868
Deferred tax assets, net	214	2,149
Restricted and other assets	10,940	10,545
Goodwill	83,614	79,497
Other indefinite-lived intangibles	61,025	58,617
Total assets	$515,414	$512,119
Liabilities and equity
Current liabilities:
Accounts payable	$12,037	$13,647
Accrued wages and related liabilities	22,848	23,283
Operating lease liabilities—current	17,412	16,633
Other accrued liabilities	16,180	16,684
Total current liabilities	68,477	70,247
Long-term operating lease liabilities—less current portion	246,307	247,042
Other long-term liabilities	7,779	6,281
Long-term debt, net	59,153	62,892
Total liabilities	381,716	386,462
Commitments and contingencies
Equity:
Common stock, $0.001 par value; 100,000 shares authorized; 30,251 and 29,799 shares issued and outstanding, respectively, at June 30, 2023; and 30,149 and 29,692 shares issued and outstanding, respectively, at December 31, 2022	29	29
Additional paid-in capital	102,886	99,764
Retained earnings	25,931	21,284
Treasury stock, at cost, 3 shares at June 30, 2023 and December 31, 2022	(65)	(65)
Total Pennant Group, Inc. stockholders’ equity	128,781	121,012
Noncontrolling interest	4,917	4,645
Total equity	133,698	125,657
Total liabilities and equity	$515,414	$512,119
See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except for per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$132,281	$116,316	$258,745	$230,226

Expense
Cost of services	106,176	92,716	208,778	182,978
Rent—cost of services	9,836	9,078	19,433	19,129
General and administrative expense	8,791	9,741	17,496	19,774
Depreciation and amortization	1,214	1,279	2,494	2,426
Loss on asset dispositions and impairment, net	3	6,617	3	6,708
Total expenses	126,020	119,431	248,204	231,015
Income (loss) from operations	6,261	(3,115)	10,541	(789)
Other income (expense):
Other income (expense)	35	(35)	65	(32)
Interest expense, net	(1,453)	(821)	(2,859)	(1,450)
Other (expense), net	(1,418)	(856)	(2,794)	(1,482)
Income (loss) before provision for income taxes	4,843	(3,971)	7,747	(2,271)
Provision (benefit) for income taxes	1,921	(1,375)	2,828	(833)
Net income (loss)	2,922	(2,596)	4,919	(1,438)
Less: net income attributable to noncontrolling interest	125	80	272	224
Net income (loss) and other comprehensive income attributable to The Pennant Group, Inc.	$2,797	$(2,676)	$4,647	$(1,662)
Earnings (loss) per share:
Basic	$0.09	$(0.09)	$0.16	$(0.06)
Diluted	$0.09	$(0.09)	$0.15	$(0.06)
Weighted average common shares outstanding:
Basic	29,809	28,605	29,780	28,589
Diluted	30,193	28,605	30,171	28,589

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2022	30,149	$29	$99,764	$21,284	3	$(65)	$4,645	$125,657
Net income attributable to The Pennant Group, Inc.	—	—	—	1,850	—	—	—	1,850
Net income attributable to noncontrolling interests	—	—	—	—	—	—	147	147
Share-based compensation	—	—	1,367	—	—	—	—	1,367
Issuance of common stock from the exercise of stock options	26	—	203	—	—	—	—	203
Net issuance of restricted stock	28	—	—	—	—	—	—	—
Balance at March 31, 2023	30,203	$29	$101,334	$23,134	3	$(65)	$4,792	$129,224
Net income attributable to The Pennant Group, Inc.	—	—	—	2,797	—	—	—	2,797
Net income attributable to Non-Controlling Interests	—	—	—	—	—	—	125	125
Stock-based compensation	—	—	1,303	—	—	—	—	1,303
Issuance of common stock from the exercise of stock options	38	—	249	—	—	—	—	249
Net issuance of restricted stock	10	—	—	—	—	—	—	—
Balance at June 30, 2023	30,251	$29	$102,886	$25,931	3	$(65)	$4,917	$133,698

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2021	28,826	$28	$95,595	$14,641	3	$(65)	$4,045	$114,244
Net income attributable to The Pennant Group, Inc.	—	—	—	1,014	—	—	—	1,014
Net income attributable to noncontrolling interests	—	—	—	—	—	—	144	144
Share-based compensation	—	—	2,440	—	—	—	—	2,440
Issuance of common stock from the exercise of stock options	21	1	89	—	—	—	—	90
Net issuance of restricted stock	2	—	—	—	—	—	—	—
Balance at March 31, 2022	28,849	$29	$98,124	$15,655	3	$(65)	$4,189	$117,932
Net loss attributable to The Pennant Group, Inc.	—	—	—	(2,676)	—	—	—	(2,676)
Net income attributable to Non-Controlling Interests	—	—	—	—	—	—	80	80
Share-based compensation	—	—	2,380	—	—	—	—	2,380
Issuance of common stock from the exercise of stock options	33	—	271	—	—	—	—	271
Net issuance of restricted stock	4	—	—	—	—	—	—	—
Balance at June 30, 2022	28,886	$29	$100,775	$12,979	3	$(65)	$4,269	$117,987

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$4,919	$(1,438)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,494	2,426
Amortization of deferred financing fees	261	260
Impairment of long-lived assets	—	214
Provision for doubtful accounts	349	380
Share-based compensation	2,670	4,820
Deferred income taxes	2,365	1,017
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,631)	406
Prepaid expenses and other assets	5,610	(7,049)
Operating lease obligations	182	13
Accounts payable	(732)	1,794
Accrued wages and related liabilities	(435)	(34)
Other accrued liabilities	(99)	7,832
Contract liabilities (CARES Act advance payments)	—	(6,211)
Other long-term liabilities	580	469
Net cash provided by operating activities	15,533	4,899
Cash flows from investing activities:
Purchase of property and equipment	(3,973)	(7,863)
Cash payments for business acquisitions	(7,261)	(775)
Other	8	(112)
Net cash used in investing activities	(11,226)	(8,750)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	94,000	41,000
Payments on Revolving Credit Facility	(98,000)	(39,500)
Issuance of common stock upon the exercise of options	452	361
Net cash (used in) provided by financing activities	(3,548)	1,861
Net increase (decrease) in cash	759	(1,990)
Cash beginning of period	2,079	5,190
Cash end of period	$2,838	$3,200

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,857	$1,187
Income taxes	$160	$55
Lease liabilities	$17,898	$18,256
Right-of-use assets obtained in exchange for new operating lease obligations	$8,329	$1,385
Non-cash adjustment to right-of-use assets and lease liabilities from lease modifications	$—	$6,522
Non-cash adjustment to right-of-use assets and lease liabilities from lease terminations and assignments	$—	$(42,515)
Non-cash investing activity:
Capital expenditures in accounts payable	$402	$1,100

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and operational senior living units)

1. DESCRIPTION OF BUSINESS
The Pennant Group, Inc. (herein referred to as “Pennant,” the “Company,” “it,” or “its”), is a holding company with no direct operating assets, employees or revenue. The Company, through its independent operating subsidiaries, provides healthcare services across the post-acute care continuum. As of June 30, 2023, the Company’s subsidiaries operated 101 home health, hospice and home care agencies and 51 senior living communities located in Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming.

Certain of the Company’s subsidiaries, collectively referred to as the Service Center, provide accounting, payroll, human resources, information technology, legal, risk management, and other services to the operations through contractual relationships.

Each of the Company’s affiliated operations are operated by separate, independent subsidiaries that have their own management, employees and assets. References herein to the consolidated “Company” and “its” assets and activities are not meant to imply, nor should they be construed as meaning, that Pennant has direct operating assets, employees or revenue, or that any of the subsidiaries are operated by Pennant.

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

CARES Act: The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act allowed for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. The Company deferred approximately $7,836 of the employer-paid portion of social security taxes, all of which was repaid by December 31, 2022. The CARES Act also expanded the Centers for Medicare & Medicaid Services’ (“CMS”) ability to provide accelerated/advance payments intended to increase the cash flow of healthcare providers and suppliers impacted by COVID-19. During 2020, the Company applied for and received $27,997 in funds under the Accelerated and Advance Payment (“AAP”) Program, all of which was recouped as of June 23, 2022.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

State relief funding. The Company receives state relief funding through programs from various states, including healthcare relief funding under the American Rescue Plan Act (ARPA), and other state specific relief programs. The funding generally incorporates specific use requirements primarily for direct patient care including labor related expenses that are attributable to the COVID-19 pandemic or are associated with providing patient care.

These funds are recognized as a reduction of cost of services expenses when related expenses are incurred. As of June 30, 2023 and December 31, 2022, the Company had $1,469 and $1,479 in unapplied state relief funds, respectively. The unapplied state relief funds received are recorded in other accrued liabilities. The Company recognized state relief funding totaling $1,397 and $2,082 for the three and six months ended June 30, 2023, respectively, and $584 and $1,246 for the three and six months ended June 30, 2022, respectively, which the Company recognized as a reduction of cost of services expense.

3. TRANSACTIONS WITH ENSIGN
On October 1, 2019, The Ensign Group, Inc. (“Ensign”) completed the separation of Pennant (the “Spin-Off”). Pennant and Ensign continue to partner in the provision of services along the healthcare continuum.

The Company incurred costs of $192 and $465 for the three and six months ended June 30, 2023, and $458 and $1,101 for the three and six months ended June 30, 2022, respectively, that related primarily to shared services at proximate operations.

Expenses related to room and board charges at Ensign skilled nursing facilities for hospice patients were $1,014 and $1,954 for the three and six months ended June 30, 2023, respectively, and $648 and $1,223 for the three and six months ended June 30, 2022, respectively, and are included in cost of services.

The Company’s independent operating subsidiaries leased 29 communities from subsidiaries of Ensign under a master lease arrangement as of June 30, 2023 and June 30, 2022. See further discussion below at Note 8, Leases.

On January 27, 2022, affiliates of the Company entered into certain operations transfer agreements (collectively, the “Transfer Agreements”) with affiliates of Ensign, providing for the transfer of the operations of five senior living communities (the “Transaction”). The Transfer Agreements required one of the transferors to place $6,500 in escrow to cover post-closing capital expenditures and operating losses related to one of the communities, and such escrow was funded by an initial payment by the transferor at closing followed by eight equal monthly installments. The Company recorded the amount in loss on asset dispositions and impairment, net during the three months ended June 2022. The Transaction closed in April 2022.

4. NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per share is computed by dividing net income (loss) attributable to stockholders of the Company by the weighted average number of outstanding common shares for the period. The computation of diluted net income (loss) per share is similar to the computation of basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to The Pennant Group, Inc.	$2,797	$(2,676)	$4,647	$(1,662)

Denominator:
Weighted average shares outstanding for basic net income per share	29,809	28,605	29,780	28,589
Plus: assumed incremental shares from exercise of options and assumed conversion or vesting of restricted stock(a)	384	—	391	—
Adjusted weighted average common shares outstanding for diluted income per share	30,193	28,605	30,171	28,589

Earnings Per Share:
Basic net income (loss) per common share	$0.09	$(0.09)	$0.16	$(0.06)
Diluted net income (loss) per common share	$0.09	$(0.09)	$0.15	$(0.06)

(a)
The diluted per share amounts do not reflect common equivalent shares outstanding of 2,312 and 2,158 for the three and six months ended June 30, 2023, respectively, and 3,832 and 3,806 for the three and six months ended June 30, 2022, respectively, because of their anti-dilutive effect.

5. REVENUE AND ACCOUNTS RECEIVABLE
Revenue is recognized when services are provided to the patients at the amount that reflects the consideration to which the Company expects to be entitled from patients and third-party payors, including Medicare, Medicaid, Commercial and managed care programs (Medicare Advantage and Managed Medicaid plans), in exchange for providing patient care. The healthcare services in home health and hospice patient contracts include routine services in exchange for a contractual agreed-upon amount or rate. Routine services are treated as a single performance obligation satisfied over time as services are rendered. As such, patient care services represent a bundle of services that are not capable of being distinct within the context of the contract. Additionally, there may be ancillary services which are not included in the rates for routine services, but instead are treated as separate performance obligations satisfied at a point in time, if and when those services are rendered.

Revenue recognized from healthcare services are adjusted for estimates of variable consideration to arrive at the transaction price. The Company determines the transaction price based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration. The Company uses the expected value method in determining the variable component that should be used to arrive at the transaction price, using contractual agreements and historical reimbursement experience within each payor type. The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net service revenue in the period such variances become known.

Combined revenue from the Medicare and Medicaid programs accounted for 62.8% and 62.4% of the Company’s revenue for the three and six months ended June 30, 2023, respectively, and 62.8% and 62.4% for the three and six months ended June 30, 2022, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement.

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

Senior Living Revenue

The Company has elected the lessor practical expedient within ASC Topic 842, Leases and therefore recognizes, measures, presents, and discloses the revenue for services rendered under the Company’s senior living residency agreements based upon the predominant component, either the lease or non-lease component, of the contracts. The Company has determined that the services included under the Company’s senior living residency agreements each have the same timing and pattern of transfer. The Company recognizes revenue under ASC Topic 606, Revenue from Contracts with Customers for its senior residency agreements, for which it has determined that the non-lease components of such residency agreements are the predominant component of each such contract.

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

Revenue By Payor

Revenue by payor for the three months ended June 30, 2023 and 2022, is summarized in the following tables:

	Three Months Ended June 30, 2023
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$23,920	$40,294	$—	$64,214	48.5%
Medicaid	2,466	4,682	11,783	18,931	14.3
Subtotal	26,386	44,976	11,783	83,145	62.8
Managed care	15,837	1,417	—	17,254	13.1
Private and other(a)	6,235	169	25,478	31,882	24.1
Total revenue	$48,458	$46,562	$37,261	$132,281	100.0%

(a)	Private and other payors in the Company’s home health and hospice services segment includes revenue from all payors generated in the Company’s home care operations.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended June 30, 2022
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$23,464	$34,234	$—	$57,698	49.6%
Medicaid	2,732	3,859	8,752	15,343	13.2
Subtotal	26,196	38,093	8,752	73,041	62.8
Managed care	14,260	1,153	—	15,413	13.3
Private and other(a)	5,529	113	22,220	27,862	23.9
Total revenue	$45,985	$39,359	$30,972	$116,316	100.0%

(a)	Private and other payors in the Company’s home health and hospice services segment includes revenue from all payors generated in the Company’s home care operations.

Revenue by payor for the six months ended June 30, 2023 and 2022, is summarized in the following tables:

	Six Months Ended June 30, 2023
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$47,296	$77,674	$—	$124,970	48.3%
Medicaid	4,657	9,280	22,625	36,562	14.1
Subtotal	51,953	86,954	22,625	161,532	62.4
Managed care	31,769	2,611	—	34,380	13.3
Private and other(a)	12,526	286	50,021	62,833	24.3
Total revenue	$96,248	$89,851	$72,646	$258,745	100.0%

(a)	Private and other payors in the Company’s home health and hospice services segment includes revenue from all payors generated in the Company’s home care operations.

	Six Months Ended June 30, 2022
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$44,821	$67,955	$—	$112,776	49.0%
Medicaid	5,238	7,124	18,375	30,737	13.4
Subtotal	50,059	75,079	18,375	143,513	62.4
Managed care	27,512	1,937	—	29,449	12.7
Private and other(a)	11,066	166	46,032	57,264	24.9
Total revenue	$88,637	$77,182	$64,407	$230,226	100.0%

(a)	Private and other payors in the Company’s home health and hospice services segment includes revenue from all payors generated in the Company’s home care operations.

Balance Sheet Impact

Included in the Company’s Condensed Consolidated Balance Sheets are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounts receivable, net as of June 30, 2023 and December 31, 2022 is summarized in the following table:

	June 30, 2023	December 31, 2022
Medicare	$32,516	$31,321
Medicaid	13,216	10,700
Managed care	9,705	9,370
Private and other	2,772	2,621
Accounts receivable, gross	58,209	54,012
Less: allowance for doubtful accounts	(957)	(592)
Accounts receivable, net	$57,252	$53,420

Concentrations - Credit Risk

The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s gross receivables from the Medicare and Medicaid programs accounted for approximately 78.6% and 77.8% of its total gross accounts receivable as of June 30, 2023 and December 31, 2022, respectively. Combined revenue from reimbursement under the Medicare and Medicaid programs accounted for 62.8% and 62.4% for the three and six months ended June 30, 2023, respectively, and 62.8% and 62.4% of the Company’s revenue for the three and six months ended June 30, 2022, respectively.

Practical Expedients and Exemptions

As the Company’s contracts have an original duration of one year or less, the Company uses the practical expedient applicable to its contracts and does not consider the time value of money. Further, because of the short duration of these contracts, the Company has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue. In addition, the Company has applied the practical expedient provided by ASC 340, Other Assets and Deferred Costs, and all incremental customer contract acquisition costs are expensed as they are incurred because the amortization period would have been one year or less.

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

As of June 30, 2023, the Company provided services through 101 affiliated home health, hospice and home care agencies, and 51 affiliated senior living operations. The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. The Company’s Service Center provides various services to all lines of business. The Company does not review assets by segment and therefore assets by segment are not disclosed below.

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
The following tables present certain financial information regarding the Company’s reportable segments, general and administrative expenses are not allocated to the reportable segments and are included in “All Other” for the three and six months ended June 30, 2023 and 2022:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Three Months Ended June 30, 2023
Revenue	$95,020	$37,261	$—	$132,281
Segment Adjusted EBITDAR from Operations	$15,681	$11,680	$(7,885)	$19,476
Three Months Ended June 30, 2022
Revenue	$85,344	$30,972	$—	$116,316
Segment Adjusted EBITDAR from Operations	$15,728	$8,771	$(7,870)	$16,629

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Six Months Ended June 30, 2023
Revenue	$186,099	$72,646	$—	$258,745
Segment Adjusted EBITDAR from Operations	$30,093	$21,921	$(15,399)	$36,615
Six Months Ended June 30, 2022
Revenue	$165,819	$64,407	$—	$230,226
Segment Adjusted EBITDAR from Operations	$29,676	$18,203	$(16,016)	$31,863

The following table provides a reconciliation of Segment Adjusted EBITDAR from Operations to income from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment Adjusted EBITDAR from Operations	$19,476	$16,629	$36,615	$31,863
Less: Depreciation and amortization	1,214	1,279	2,494	2,426
Rent—cost of services	9,836	9,078	19,433	19,129
Other expense	35	(35)	65	(32)
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(a)	65	377	268	508
Share-based compensation expense and related taxes(b)	1,354	2,380	2,773	4,820
Acquisition related costs and credit allowances(c)	72	14	104	14
Costs associated with transitioning operations(d)	538	6,691	585	5,934
Unusual, non-recurring or redundant charges(e)	226	40	624	77
Add: Net income attributable to noncontrolling interest	125	80	272	224
Condensed Consolidated Income (Loss) from Operations	$6,261	$(3,115)	$10,541	$(789)

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(b)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(c)	Non-capitalizable costs associated with acquisitions and credit allowances for amounts in dispute with the prior owners of certain acquired operations.
(d)
During the six months ended June 30, 2023, an affiliate of the Company placed its memory care units into transition and is actively seeking to sublease the units to an unrelated third party. The amount above represents the net operating impact attributable to the units in transition. The amounts reported exclude rent and depreciation and amortization expense related to such operations and include legal settlement costs associated with one of the entities transitioned to Ensign.

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

Costs identified as redundant or non-recurring incurred by the Company for additional services provided by Ensign. All amounts are included in general and administrative expense. Fees incurred were $192 and $465 for the three and six months ended June 30, 2023, respectively, and $458 and $1,101 for the three and six months ended June 30, 2022, respectively.

7. ACQUISITIONS
The Company is focused on acquiring operations that are complementary to the Company’s current businesses, accretive to the Company’s business or otherwise advance the Company’s strategy. The results of all the Company’s independent operating subsidiaries are included in the Interim Financial Statements subsequent to the date of acquisition. Acquisitions are accounted for using the acquisition method of accounting.

2023 Acquisitions

During the six months ended June 30, 2023, the Company expanded its operations with the addition of three home health agencies, one hospice agency, two home care agencies, and two senior living communities. In connection with the addition of the two senior living communities, the Company entered into a new long-term “triple-net” lease. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction.

The fair value of assets for two home health agencies , two home care agencies, and one hospice agency acquired were mostly concentrated in goodwill and intangible assets and as such, these transactions were classified as business combinations in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The purchase price for the business combinations was $7,261, which consisted of equipment and other assets of $1,027, goodwill of $4,117, and indefinite-lived intangible assets of $2,012 related to Medicare and Medicaid licenses, and other intangible assets of $186 less assumed liabilities of $81. The Company anticipates that the total goodwill recognized will be fully deductible for tax purposes.

One home health agency acquired was a Medicare license and is considered an asset acquisition. The fair value of the home health license acquired was $210 and was allocated to indefinite-lived intangible assets.

There were no material acquisition costs that were expensed related to the business combinations during the six months ended June 30, 2023.

2022 Acquisitions

During the six months ended June 30, 2022, the Company expanded its operations with the addition of one home health agency. The purchase price for this home health acquisition was $775.

The fair value of assets for home health acquisitions was mostly concentrated in goodwill and intangible assets and as such, these transactions were classified as business combinations in accordance with ASC Topic 805. The purchase price for the business combinations was $775, which consisted of equipment and other assets of $11, goodwill of $520, and indefinite-lived intangible assets of $244 related to Medicare and Medicaid licenses. The Company anticipates that the total goodwill recognized will be fully deductible for tax purposes. There were no material acquisition costs that were expensed related to the business combinations during the six months ended June 30, 2022.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. PROPERTY AND EQUIPMENT—NET
Property and equipment, net consist of the following:

	June 30, 2023	December 31, 2022
Land	$96	$96
Building	1,890	1,890
Leasehold improvements	19,670	18,759
Equipment	27,559	25,532
Furniture and fixtures	1,217	1,151
	50,432	47,428
Less: accumulated depreciation	(23,180)	(20,807)
Property and equipment, net	$27,252	$26,621

Depreciation expense was $1,211 and $2,486 for the three and six months ended June 30, 2023, respectively, and $1,264 and $2,396 for the three and six months ended June 30, 2022, respectively.

The Company measures certain assets at fair value on a non-recurring basis, including long-lived assets, which are evaluated for impairment. Long-lived assets include assets such as property and equipment, operating lease assets and certain intangible assets. The inputs used to determine the fair value of long-lived assets in the impairment analysis are considered Level 3 measurements due to their subjective nature. Management has evaluated its long-lived assets and determined there was no impairment recorded during the three and six months ended June 30, 2023 and 2022.

9. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS
The following table represents activity in goodwill by segment for the six months ended June 30, 2023:

	Home Health and Hospice Services	Senior Living Services	Total
December 31, 2022	$75,855	$3,642	$79,497
Additions	4,117	—	4,117
June 30, 2023	$79,972	$3,642	$83,614

Other indefinite-lived intangible assets consist of the following:

	June 30, 2023	December 31, 2022
Trade name	$1,571	$1,385
Medicare and Medicaid licenses	59,454	57,232
Total	$61,025	$58,617

No goodwill or intangible asset impairments were recorded during the three and six months ended June 30, 2023 and 2022.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	June 30, 2023	December 31, 2022
Refunds payable	$2,122	$2,244
Deferred revenue	1,819	1,592
Resident deposits	3,040	4,315
Property taxes	975	1,027
Deferred state relief funds	1,469	1,479
Accrued self-insurance liabilities	4,231	3,546
Other	2,524	2,481
Other accrued liabilities	$16,180	$16,684

Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Deferred revenue occurs when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to residents.

11. DEBT
Long-term debt, net consists of the following:

	June 30, 2023	December 31, 2022
Revolving Credit Facility	$60,500	$64,500
Less: unamortized debt issuance costs(a)	(1,347)	(1,608)
Long-term debt, net	$59,153	$62,892

(a)
Amortization expense for debt issuance costs was $130 and $261 for the three and six months ended June 30, 2023, respectively, and $130 and $260 for the three and six months ended June 30, 2022, respectively, and is recorded in interest expense, net on the Condensed Consolidated Statements of Income.

On February 23, 2021, Pennant entered into an amendment to its existing credit agreement (as amended, the “Credit Agreement”), which provides for an increased revolving credit facility with a syndicate of banks with a borrowing capacity of $150,000 (the “Revolving Credit Facility”). On June 12, 2023, Pennant entered into a second amendment to the Credit Agreement that modified the reference rate from LIBOR to Standard Overnight Financing Rate (“SOFR”). The interest rates applicable to loans under the Revolving Credit Facility are, at the Company’s election, either (i) Adjusted Term SOFR (as defined in the Credit Agreement) plus a margin ranging from 2.25% to 3.25% per annum or (ii) Base Rate plus a margin ranging from 1.25% to 2.25% per annum, in each case, based on the ratio of Consolidated Total Net Debt to Consolidated EBITDA (each, as defined in the Credit Agreement). In addition, Pennant pays a commitment fee on the undrawn portion of the commitments under the Revolving Credit Facility which ranges from 0.35% to 0.50% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio of the Company and its subsidiaries. The Company is not required to repay any loans under the Credit Agreement prior to maturity in 2026, other than to the extent the outstanding borrowings exceed the aggregate commitments under the Credit Agreement. As of June 30, 2023, the Company’s weighted average interest rate on its outstanding debt was 7.97%. As of June 30, 2023, the Company had available borrowing on the Revolving Credit Facility of $85,314, which is net of outstanding letters of credit of $4,186.

The fair value of the Revolving Credit Facility approximates carrying value, due to the short-term nature and variable interest rates. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates.

The Credit Agreement is guaranteed, jointly and severally, by certain of the Company’s independent operating subsidiaries, and is secured by a pledge of stock of the Company's material independent operating subsidiaries as well as a first lien on substantially all of each material operating subsidiary's personal property. The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions,

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of June 30, 2023, the Company was compliant with all such financial covenants.

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

Total share-based compensation expense for all Plans for the three and six months ended June 30, 2023 and 2022 was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Share-based compensation expense related to stock options	$984	779	$1,834	$1,621
Share-based compensation expense related to Restricted Stock	180	1,502	357	3,021
Share-based compensation expense related to Restricted Stock to non-employee directors	139	99	479	178
Total share-based compensation	$1,303	$2,380	$2,670	$4,820

In future periods, the Company estimates it will recognize the following share-based compensation expense for unvested stock options and unvested Restricted Stock as of June 30, 2023:

	Unrecognized Compensation Expense	Weighted Average Recognition Period (in years)
Unvested Stock Options	$12,296	3.5
Unvested Restricted Stock	2,751	4.0
Total unrecognized share-based compensation expense	$15,047

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted as of June 30:

Grant Year	Options Granted	Risk-Free Interest Rate	Expected Life(a)	Expected Volatility(b)	Dividend Yield	Weighted Average Fair Value of Options
2023	656	4.0%	6.5	41.6%	—%	$6.78
2022	298	2.2%	6.5	39.9%	—%	$6.60

(a)
Under the midpoint method, the expected option life is the midpoint between the contractual option life and the average vesting period for the options being granted. This resulted in an expected option life of 6.5 years for the options granted.

(b)	Because the Company’s equity shares have been traded for a relatively short period of time, expected volatility assumption was based on the volatility of related industry stocks.

The following table represents the employee stock option activity during the six months ended June 30, 2023:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
December 31, 2022	2,219	20.76	973	$16.90
Granted	656	14.03
Exercised	(63)	7.18
Forfeited	(37)	22.22
Expired	(34)	20.13
June 30, 2023	2,741	$19.29	1,054	$18.17

Restricted Stock

A summary of the status of Pennant’s non-vested Restricted Stock, and changes during the six months ended June 30, 2023, is presented below:

	Non-Vested Restricted Stock	Weighted Average Grant Date Fair Value
December 31, 2022	418	$14.26
Granted	42	11.42
Vested	(78)	12.53
Forfeited	(3)	15.30
June 30, 2023	379	$14.29

13. LEASES
The Company’s independent operating subsidiaries lease 51 senior living communities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from 15 to 25 years. Most of these leases contain renewal options, most involve rent increases and none contain purchase options. The lease term excludes lease renewals because the renewal rents are not at a bargain, there are no economic penalties for the Company to renew the lease, and it is not reasonably certain that the Company will exercise the extension options. The Company’s independent operating subsidiaries leased 29 communities from subsidiaries of Ensign (the “Ensign Leases”) under a master lease arrangement as of June 30, 2023 and June 30, 2022. Each of the leases have an initial term of between 14 and 20 years from the lease commencement date. The total amount of rent expense included in rent - cost of services paid to subsidiaries of Ensign was $3,333 and $6,749 for the three and six months ended June 30, 2023, respectively, and $3,006 and $6,490 for the three and six months ended June 30, 2022, respectively. In addition to rent, each of the operating companies are required to pay the following: (1) all

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all community maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties.

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

As further described in Note 3, on January 27, 2022, affiliates of the Company entered into Transfer Agreements with affiliates of Ensign, providing for the transfer of the operations of five senior living communities. The closing of the Transaction was completed in two phases with the transfer of two operations on March 1, 2022 and the remainder transferred on April 1, 2022. As a result of the lease terminations, the Company reduced both the right of use assets and the lease liabilities by $42,515. Four of the terminated leases were part of a master lease agreement. As a result of the transferred leases being removed from the master lease arrangement, the remaining lease components under the master lease arrangement were modified which resulted in a net increase to the lease liability and ROU asset balance of $6,522 for the six months ended June 30, 2022.

On July 7, 2023 the Company modified one of its master leases, which included nine locations, with an unrelated party to extend the term of the master lease from September 30, 2035 to March 31, 2038.

The components of operating lease cost, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Lease Costs:
Community Rent—cost of services	$8,462	$7,837	$16,736	$16,626
Office Rent—cost of services	1,374	1,241	2,697	2,503
Rent—cost of services	$9,836	$9,078	$19,433	$19,129

General and administrative expense	$104	$74	$197	$155
Variable lease cost (a)	$1,761	$1,298	$3,491	$2,873

(a)
Represents variable lease cost for operating leases, which costs include property taxes and insurance, common area maintenance, and consumer price index increases, incurred as part of the Company’s triple net lease, and which is included in cost of services for the three and six months ended June 30, 2023 and 2022.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table shows the lease maturity analysis for all leases as of June 30, 2023, for the years ended December 31:

Year	Amount
2023 (Remainder)	$18,300
2024	35,913
2025	34,543
2026	33,441
2027	32,778
Thereafter	253,655
Total lease payments	408,630
Less: present value adjustments	(144,911)
Present value of total lease liabilities	263,719
Less: current lease liabilities	(17,412)
Long-term operating lease liabilities	$246,307

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at each lease’s commencement date to determine each lease's operating lease liability. As of June 30, 2023, the weighted average remaining lease term is 12.3 years and the weighted average discount rate is 7.6%.

14. INCOME TAXES
The Company recorded income tax expense (benefit) of $1,921 and $(1,375) or 39.7% and 34.6% of earnings before income taxes for the three months ended June 30, 2023 and 2022, respectively. The increase in effective tax is primarily due to a change in the deductibility of equity compensation of certain executives.

The Company recorded income tax expense (benefit) of $2,828 and $(833), or 36.5% and 36.7% of earnings before income taxes for the six months ended June 30, 2023 and 2022, respectively. The decrease in effective tax is primarily due to a changes in the deductibility of equity compensation of certain executives.

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

In addition to the potential lawsuits and claims described above, the Company also is subject to potential lawsuits under the False Claims Act (the “FCA”) and comparable state laws alleging submission of fraudulent claims for services to any governmental healthcare program (such as Medicare) or commercial payor. A violation may provide the basis for exclusion from federally funded healthcare programs. Such exclusions could have a correlative negative impact on the Company’s financial performance. Some states, including California, Arizona and Texas, have enacted similar whistleblower and false claims laws and regulations. In addition, the Deficit Reduction Act of 2005 created incentives for states to enact anti-fraud legislation modeled on the FCA, for which 18 states have qualified, including California and Texas, where we conduct business. As such, the Company could face scrutiny, potential liability and legal expenses and costs based on claims under state false claims acts in markets in which it conducts business.

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

As of June 30, 2023, ten of the Company’s independent operating subsidiaries had Reviews scheduled, on appeal or in dispute resolution process, both pre- and post-payment. If an operation fails an initial or subsequent Review, the operation could then be subject to extended Review, suspension of payment, or extrapolation of the identified error rate to all billing in the same time period. The Company, from time to time, receives record requests in Reviews which have resulted in claim denials on previously paid claims. The Company has appealed substantially all denials arising from these Reviews using the

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

applicable appeals process. As of June 30, 2023, and through the filing of this Quarterly Report on Form 10-Q, the Company’s independent operating subsidiaries have responded to the Reviews that are currently ongoing, on appeal or in dispute resolution process. The Company cannot predict the ultimate outcome of any regulatory and other governmental Reviews. While such Reviews are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The costs to respond to and defend such Reviews may be significant and an adverse determination in such Reviews may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, other penalties (some of which may not be covered by insurance), and termination from Medicare programs which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.

From June 2021 to May 2022, one hospice provider number was subject to a Medicare payment suspension imposed by a UPIC. As of June 30, 2023, the total amount due from the government payor impacted by the suspension was $5,105 and was recorded in long-term other assets. The amounts suspended represent all Medicare payments due to the provider number during the suspension.

In May 2022, the Company received communication that the Medicare payment suspension, for the above-referenced hospice provider number, was terminated and the UPIC’s review was complete. The UPIC reviewed 107 patient records covering a 10-month period to determine whether, in its view, a Medicare overpayment was made. Based on the results of the review, the UPIC has alleged sampled and extrapolated overpayments of $5,105, and has withheld that amount through continued recoupment of Medicare payments. The Company is pursuing its appeal rights through the administrative appeals process, including contesting the methodology used by the UPIC to perform statistical extrapolation. To date the Company has been successful in appealing some of the previously denied claims and expects to receive refunds related to the successful appeals. The Company continues to work through the appeals process for the remaining denied claims. Based on the information currently available to the Company, the Company cannot predict the timing or the ultimate outcome of this review including refunds to be received. As of June 30, 2023, the Company has an accrued liability that is immaterial for this review which was recorded as an offset to revenue.

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

16. COMMON STOCK REPURCHASE PROGRAM
On December 12, 2022, the Board of Directors of the Company approved a share repurchase program under which the Company may repurchase up to $1,000 of its common stock. Under the share repurchase program, the Company may repurchase shares from time to time through open market purchases, including through the use of trading plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The authorization expires on December 12, 2023, and may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock. No shares were repurchased during the three and six months ended June 30, 2023.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the Interim Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”). The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), which discusses our business and related risks in greater detail, as well as subsequent reports we may file from time to time on Form 10-K, Form 10-Q and Form 8-K, for additional information. The section entitled “Risk Factors” filed within our 2022 Annual Report describes some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Quarterly Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

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
•the performance of the financial and credit markets and uncertainties related to our ability to obtain financing or the terms of such financing; and
•uncertainties related to the lingering effect of the COVID-19 pandemic, including new regulatory risks impacting our operations, potential litigation, and vaccination mandates

    Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any forward-looking statements in this Quarterly Report. Although we may from time to time voluntarily update our prior forward-looking statements, we disclaim any commitment to do so except as required by applicable securities laws.

Overview

We are a leading provider of high-quality healthcare services to patients of all ages, including the growing senior population, in the United States. We strive to be the provider of choice in the communities we serve through our innovative operating model. We operate in multiple lines of businesses including home health, hospice and senior living services across Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. As of June 30, 2023, our home health and hospice business provided home health, hospice and home care services from 101 agencies operating across these 14 states, and our senior living business operated 51 senior living communities throughout six states.

The following table summarizes our affiliated home health and hospice agencies and senior living communities as of:

	December 31,								June 30,
	2015	2016	2017	2018	2019	2020	2021	2022	2023
Home health and hospice agencies	32	39	46	54	63	76	88	95	101
Senior living communities	36	36	43	50	52	54	54	49	51
Senior living units	3,184	3,184	3,434	3,820	3,963	4,127	4,127	3,500	3,588
Total number of home health, hospice, and senior living operations	68	75	89	104	115	130	142	144	152

Recent Activities

Acquisitions. During the six months ended June 30, 2023, we expanded our operations with the addition of three home health agencies, one hospice agency, two home care agencies, as well as two senior living communities. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction.

Trends

We have experienced modest senior living occupancy improvement through the first half of 2023, partly as a result of improving COVID-19 case trends and renewed consideration of senior living communities as a home-based care setting. Though we have seen steady improvements in occupancy throughout 2022 and the first half of 2023, we cannot be sure when the occupancy levels in our senior living communities will return to pre-pandemic levels.

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

On July 28, 2023, CMS issued the 2024 Hospice Payment Rate Update final rule (the “Hospice Payment Final Rule”). The Hospice Payment Final Rule’s hospice payment update percentage is 3.1%, which is an estimated increase of $780 million in payments from fiscal year 2023. The payment update percentage of 3.1% is based on a 3.3% market basket percentage increase, which is reduced by a 0.2% productivity adjustment. The Hospice Payment Final Rule makes permanent the Hospice Quality Reporting program (“HQRP”) data submission threshold policy adopted in the 2016 Hospice Payment Rule Update final rule, which is that hospices must submit at least 90 percent of required data within 30 days of the relevant reporting event. Hospices that fail to meet quality reporting requirements will receive a 4% reduction to the annual hospice payment update percentage increase for that year, which would more than negate the payment update percentage for fiscal year 2024 contained in the Hospice Payment Final Rule for hospices that fail to submit required quality reporting data to CMS.

On June 30, 2023, CMS proposed rules regarding the administration of a Hospice Special Focus Program (“HSFP”) beginning in 2024. Under this proposed rule, CMS proposes the data sources that will be used in identifying hospices for inclusion in the HSFP, how those hospices will be scored, and the criteria for selecting hospices to be included within the HSFP. This proposed rule also proposes the survey frequency for hospices within the HSFP and potential criteria for hospices to successfully complete and exit the HSFP or face termination from the Medicare program. The proposed rule also sets forth a mechanism for the informal resolution of disputes between CMS and hospice providers, including disputes arising from hospice providers’ condition-level deficiencies, and would resemble the existing informal dispute resolution mechanism for Medicare-participating home health agencies, These provisions are part of a proposed rule that is still open for public comment through August 29, 2023. A final rule is expected prior to January 1, 2024, so that the HSFP may begin in 2024.

On June 30, 2023, CMS issued the calendar year (“CY”) 2024 Home Health Prospective Payment System Proposed Rule (“Home Health Payment Proposed Rule”). The Home Health Payment Proposed Rule proposes a 5.653% decrease to the home health 30-day period standard payment rate in CY 2024, which includes the remaining half (3.925%) of the 7.9% permanent decrease that CMS proposed to fully implement by 2024, and an additional decrease based on assumed behavior changes resulting from implementation of the Patient Driven Grouping Model (“PDGM”). Aside from these adjustments, CMS finalized a proposed 3.0% basket increase for the home health payment update in CY 2024, less a productivity adjustment of 0.3%, resulting in a net 2.7% cost inflation update. CMS also proposed recalibrated PDGM case-mix weights and low utilization payment adjustment thresholds using 2022 data. Overall, the Home Health Payment Proposed Rule estimates that Medicare payments to all home health agencies will decrease in the aggregate by 2.2%, or $375.0 million, based on its contents. The comment period for this proposed rule ends on August 29, 2023. The final rule setting the 2024 Home Health Prospective Payment System schedule is expected later in 2023; this final rule may contain significant changes, or even remove, the provisions contained within the Home Health Payment Proposed Rule. The Home Health Prospective Payment System Proposed Rule is the subject of legal action by home healthcare industry groups challenging its contents and methodology, seeking to withhold applying the 2024 Proposed Rule and the reimbursement rate cuts it will require if made final. Among the arguments raised by plaintiffs suing to vacate the Home Health Payment Proposed Rule, they have argued that this proposed rule violates Congress’ instruction for the reimbursement adjustments to be “budget-neutral,” which requires the new payment rules to neither increase or decrease, on net, total Medicare payments. The plaintiffs suing CMS also contend that the proposed rule, if finalized, would penalize home health agencies for following Congress’s directives and reduce the scope of services available to beneficiaries.

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

Common Stock Repurchase Program

On December 12, 2022, the Board of Directors of the Company approved a share repurchase program under which the Company may repurchase up to $1.0 million of its common stock. Under the share repurchase program, the Company may repurchase shares from time to time through open market purchases, including through the use of trading plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The authorization expires on December 12, 2023, and may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock. No shares were repurchased during the three and six months ended June 30, 2023.

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

The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Home health services:
Total home health admissions	10,441	10,055	21,351	20,237
Total Medicare home health admissions	4,849	4,682	9,797	9,315
Average Medicare revenue per 60-day completed episode(a)	$3,595	$3,580	$3,531	$3,539
Hospice services:
Total hospice admissions	2,322	2,119	4,773	4,528
Average hospice daily census	2,494	2,285	2,467	2,259
Hospice Medicare revenue per day	$189	$176	$186	$177

(a)	The year-to-date average Medicare revenue per 60-day completed episode includes post period claim adjustments for prior quarters.

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

The following table summarizes our senior living statistics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Occupancy	78.0%	76.5%	78.1%	74.4%
Average monthly revenue per occupied unit	$3,939	$3,470	$3,893	$3,418

Revenue Sources

Home Health and Hospice Services

Home Health. We derive the majority of our home health revenue from Medicare and managed care. The Medicare payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Net service revenue is recognized in accordance with PDGM methodology. Under PDGM, Medicare provides agencies with payments for each 30-day period of care provided to beneficiaries. If a beneficiary is still eligible for care after the end of the first 30-day payment period, a second 30-day payment period can begin. There are no limits to the number of periods of care a beneficiary who remains eligible for the home health benefit can receive. While payment for each 30-day period of care is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The PDGM payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits is below an established threshold that varies based on the diagnosis of a beneficiary; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the period of care; (c) adjustment to the admission source of claim if it is determined that the patient had a qualifying stay in a post-acute care setting within 14 days prior to the start of a 30-day payment period; (d) the timing of the 30-day payment period provided to a patient in relation to the admission date, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes to the acuity of the patient during the previous 30-day period of care; (f) changes in the base payments established by the Medicare program;

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

Senior Living Services. As of June 30, 2023, we provided assisted living, independent living and memory care services in 51 communities. Within our senior living operations, we generate revenue primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs.

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

Recent Accounting Pronouncements

Information concerning recently issued accounting pronouncements, if applicable, are included in Note 2, Basis of Presentation and Summary of Significant Accounting Policies in the Interim Financial Statements. We determined that there were no applicable recently issued accounting pronouncements for the current reporting period.

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenue	100.0%	100.0%	100.0%	100.0%
Expense:
Cost of services	80.4	79.7	80.7	79.5
Rent—cost of services	7.4	7.8	7.5	8.3
General and administrative expense	6.6	8.4	6.8	8.6
Depreciation and amortization	0.9	1.1	1.0	1.1
Loss on asset dispositions and impairment, net	—	5.7	—	2.9
Total expenses	95.3	102.7	96.0	100.4
Income (loss) from operations	4.7	(2.7)	4.0	(0.4)
Other (expense):
Interest expense, net	(1.1)	(0.7)	(1.1)	(0.6)
Other expense, net	(1.1)	(0.7)	(1.1)	(0.6)
Income (loss) before provision for income taxes	3.7	(3.4)	2.9	(1.0)
Provision (benefit) for income taxes	1.5	(1.2)	1.0	(0.4)
Net income (loss)	2.2	(2.2)	1.9	(0.6)
Less: net income attributable to noncontrolling interest	0.1	0.1	0.1	0.1
Net income (loss) attributable to Pennant	2.1%	(2.3)%	1.8%	(0.7)%

The following table presents our consolidated GAAP Financial measures for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Consolidated GAAP Financial Measures:
Total revenue	$132,281	$116,316	$258,745	$230,226
Total expenses	$126,020	$119,431	$248,204	$231,015
Income (loss) from operations	$6,261	$(3,115)	$10,541	$(789)

The following tables present certain financial information regarding our reportable segments. General and administrative expenses are not allocated to the reportable segments and are included in “All Other”:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Three Months Ended June 30, 2023
Revenue	$95,020	$37,261	$—	$132,281
Segment Adjusted EBITDAR from Operations	$15,681	$11,680	$(7,885)	$19,476
Three Months Ended June 30, 2022
Revenue	$85,344	$30,972	$—	$116,316
Segment Adjusted EBITDAR from Operations	$15,728	$8,771	$(7,870)	$16,629

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Six Months Ended June 30, 2023
Revenue	$186,099	$72,646	$—	$258,745
Segment Adjusted EBITDAR from Operations	$30,093	$21,921	$(15,399)	$36,615
Six Months Ended June 30, 2022
Revenue	$165,819	$64,407	$—	$230,226
Segment Adjusted EBITDAR from Operations	$29,676	$18,203	$(16,016)	$31,863

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations to Condensed Consolidated Income from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Segment Adjusted EBITDAR from Operations(a)	$19,476	$16,629	$36,615	$31,863
Less: Depreciation and amortization	1,214	1,279	2,494	2,426
Rent—cost of services	9,836	9,078	19,433	19,129
Other expense (income)	35	(35)	65	(32)
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(b)	65	377	268	508
Share-based compensation expense(c)	1,354	2,380	2,773	4,820
Acquisition related costs and credit allowances(d)	72	14	104	14
Costs associated with transitioning operations(e)	538	6,691	585	5,934
Unusual, non-recurring or redundant charges(f)	226	40	624	77
Add: Net income attributable to noncontrolling interest	125	80	272	224
Condensed Consolidated Income (Loss) from Operations	$6,261	$(3,115)	$10,541	$(789)

(a)	Segment Adjusted EBITDAR from Operations is net income (loss) attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs and credit allowances, (4) the costs associated with transitioning operations, (5) unusual, non-recurring or redundant charges, and (6) net income attributable to noncontrolling interest. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(b)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(c)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(d)	Non-capitalizable costs associated with acquisitions and credit allowances for amounts in dispute with the prior owners of certain acquired operations.
(e)	During the six months ended June 30, 2023, an affiliate of the Company placed its memory care units into transition and is actively seeking to sublease the units to an unrelated third party. The amount above represents the net operating impact attributable to the units in transition. The amounts reported exclude rent and depreciation and amortization expense related to such operations and include legal settlement costs associated with one of the entities transitioned to Ensign.

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

Costs identified as redundant or non-recurring incurred by the Company for additional services provided by Ensign. All amounts are included in general and administrative expense. Fees incurred were $192 and $465 for the three and six months ended June 30, 2023, respectively, and $458 and $1,101 for the three and six months ended June 30, 2022, respectively.
Performance and Valuation Measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Consolidated Non-GAAP Financial Measures:
Performance Metrics
Consolidated EBITDA	$7,385	$(1,951)	$12,828	$1,381
Consolidated Adjusted EBITDA	$10,068	$7,608	$17,984	$13,753
Valuation Metric
Consolidated Adjusted EBITDAR	$19,476		$36,615

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Segment Non-GAAP Measures:(a)
Segment Adjusted EBITDA from Operations
Home health and hospice services	$14,390	$14,534	$27,572	$27,244
Senior living services	$3,563	$944	$5,811	$2,525

(a)	General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss.

The tables below reconcile Consolidated Net Income (loss) to the consolidated Non-GAAP financial measures, Consolidated EBITDA and Consolidated Adjusted EBITDA, and to the Non-GAAP valuation measure, Consolidated Adjusted EBITDAR, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Consolidated Net income (loss)	$2,922	$(2,596)	$4,919	$(1,438)
Less: Net income attributable to noncontrolling interest	125	80	272	224
Add: Provision for income taxes	1,921	(1,375)	2,828	(833)
Interest expense, net	1,453	821	2,859	1,450
Depreciation and amortization	1,214	1,279	2,494	2,426
Consolidated EBITDA	7,385	(1,951)	12,828	1,381
Adjustments to Consolidated EBITDA
Add: Costs at start-up operations(a)	65	377	268	508
Share-based compensation expense(b)	1,354	2,380	2,773	4,820
Acquisition related costs and credit allowances(c)	72	14	104	14
Costs associated with transitioning operations(d)	538	6,691	585	5,934
Unusual, non-recurring or redundant charges(e)	226	40	624	77
Rent related to items (a) and (d) above	428	57	802	1,019
Consolidated Adjusted EBITDA	10,068	7,608	17,984	13,753
Rent—cost of services	9,836	9,078	19,433	19,129
Rent related to items (a) and (d) above	(428)	(57)	(802)	(1,019)
Adjusted rent—cost of services	9,408	9,021	18,631	18,110
Consolidated Adjusted EBITDAR	$19,476		$36,615

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(c)	Non-capitalizable costs associated with acquisitions and credit allowances for amounts in dispute with the prior owners of certain acquired operations.
(d)	During the six months ended June 30, 2023, an affiliate of the Company placed its memory care units into transition and is actively seeking to sublease the units to an unrelated third party. The amount above represents the net operating impact attributable to the units in transition. The amounts reported exclude rent and depreciation and amortization expense related to such operations and include legal settlement costs associated with one of the entities transitioned to Ensign.

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

Costs identified as redundant or non-recurring incurred by the Company for additional services provided by Ensign. All amounts are included in general and administrative expense. Fees incurred were $192 and $465 for the three and six months ended June 30, 2023, respectively, and $458 and $1,101 for the three and six months ended June 30, 2022, respectively.

The tables below reconciles Segment Adjusted EBITDAR from Operations to Segment Adjusted EBITDA from Operations for the periods presented:

	Three Months Ended June 30,
	Home Health and Hospice		Senior Living
	2023	2022	2023	2022
	(In thousands)
Segment Adjusted EBITDAR from Operations	$15,681	$15,728	$11,680	$8,771
Less: Rent—cost of services	1,374	1,241	8,462	7,837
Rent related to start-up and transitioning operations	(83)	(47)	(345)	(10)
Segment Adjusted EBITDA from Operations	$14,390	$14,534	$3,563	$944

	Six Months Ended June 30,
	Home Health and Hospice		Senior Living
	2023	2022	2023	2022
	(In thousands)
Segment Adjusted EBITDAR from Operations	$30,093	$29,676	$21,921	$18,203
Less: Rent—cost of services	2,697	2,503	16,736	16,626
Rent related to start-up and transitioning operations	(176)	(71)	(626)	(948)
Segment Adjusted EBITDA from Operations	$27,572	$27,244	$5,811	$2,525

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

We compensate for these limitations by using Non-GAAP Financial Measures only to supplement net income on a basis prepared in accordance with GAAP in order to provide a more complete understanding of the factors and trends affecting our business. Our use of Non-GAAP Financial Measures should not be construed as an inference that our future results will be unaffected by unusual or unexpected items.

We strongly encourage investors to review the Interim Financial Statements, included in this Quarterly Report in their entirety and to not rely on any single financial measure. Because these Non-GAAP Financial Measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. These Non-GAAP Financial Measures should not be considered a substitute for, nor superior to, financial results and measures determined or calculated in accordance with GAAP. We strongly urge you to review the reconciliation of Consolidated Net Income to the Non-GAAP Financial Measures in the table presented above, along with the Interim Financial Statements and related notes included elsewhere in this Quarterly Report.

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

We calculate Consolidated EBITDA as net income, before (a) interest expense (b) provision for income taxes and (c) depreciation and amortization.

Consolidated Adjusted EBITDA

We adjust Consolidated EBITDA when evaluating our performance because we believe that the exclusion of the additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. We believe that the presentation of Consolidated Adjusted EBITDA, when considered with Consolidated EBITDA and GAAP Consolidated Net Income is beneficial to an investor’s complete understanding of our operating performance.

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

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Revenue

	Three Months Ended June 30,
	2023		2022
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$42,411	32.1%	$40,669	35.0%
Hospice	46,562	35.2	39,359	33.8
Home care and other(a)	6,047	4.6	5,316	4.6
Total home health and hospice services	95,020	71.9	85,344	73.4
Senior living services	37,261	28.1	30,972	26.6
Total revenue	$132,281	100.0%	$116,316	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $16.0 million, or 13.7% during the three months ended June 30, 2023. We experienced growth of $9.7 million from increased operational performance in our Home Health and Hospice segment from increased admissions and rates in both lines of business when compared to the three months ended June 30, 2022. The growth in our Senior Living segment resulted in an increase in revenue of $6.3 million driven primarily by the combination of increased occupancy of 150 basis points and improved average rate per occupied room of $469.
Home Health and Hospice Services

	Three Months Ended June 30,
	2023	2022	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$42,411	$40,669	$1,742	4.3%
Hospice services	46,562	39,359	7,203	18.3
Home care and other	6,047	5,316	731	13.8
Total home health and hospice revenue	$95,020	$85,344	$9,676	11.3%

	Three Months Ended June 30,
	2023	2022	Change	% Change
Home health services:
Total home health admissions	10,441	10,055	386	3.8%
Total Medicare home health admissions	4,849	4,682	167	3.6
Average Medicare revenue per 60-day completed episode	$3,595	$3,580	$15	0.4
Hospice services:
Total hospice admissions	2,322	2,119	203	9.6
Average daily hospice census	2,494	2,285	209	9.1
Hospice Medicare revenue per day	$189	$176	$13	7.4
Number of home health and hospice agencies at period end	101	89	12	13.5

Home health and hospice revenue increased $9.7 million, or 11.3%. Revenue grew due to an increase in certain key performance indicators including, an increase of 3.8% in total home health admissions, an increase in total hospice admissions of 9.6%, an increase in average daily hospice census of 9.1%, and an increase of 7.4% in hospice Medicare revenue per day, during the three months ended June 30, 2023 compared to the prior year quarter. Growth was also driven by the addition of twelve home health and hospice operations between June 30, 2022 and June 30, 2023, resulting in an increase of $2.9 million or 3.4%.

Senior Living Services

	Three Months Ended June 30,
	2023	2022	Change	% Change

Revenue (in thousands)	$37,261	$30,972	$6,289	20.3%
Number of communities at period end	51	48	3	6.3
Occupancy	78.0%	76.5%	1.5%
Average monthly revenue per occupied unit	$3,939	$3,470	$469	13.5

Senior living revenue increased $6.3 million, or 20.3%, for the three months ended June 30, 2023 compared to the prior year quarter. Revenue grew primarily due to a 13.5% increase in average monthly revenue per occupied unit and an increase of 150 basis points in occupancy between June 30, 2022 and June 30, 2023. Growth was also driven by the addition of three senior living communities between June 30, 2022 and June 30, 2023, resulting in an increase of $1.3 million or 4.2% overall.

Cost of Services

The following table sets forth total cost of services by each of our reportable segments for the periods indicated:

	Three Months Ended June 30,
	2023	2022	Change	% Change
	(In thousands)
Home Health and Hospice	$80,076	$70,301	$9,775	13.9%
Senior Living	26,100	22,415	3,685	16.4
Total cost of services	$106,176	$92,716	$13,460	14.5%

Total consolidated cost of services increased $13.5 million, or 14.5%, for the three months ended June 30, 2023 when compared to the three months ended June 30, 2022. Cost of services as a percentage of revenue increased by 70 basis points from 79.7% to 80.4% for the three months ended June 30, 2023 when compared to the three months ended June 30, 2022.

Home Health and Hospice Services

	Three Months Ended June 30,
	2023	2022	Change	% Change
	(In thousands)
Cost of service	$80,076	$70,301	$9,775	13.9%
Cost of services as a percentage of revenue	84.3%	82.4%	1.9%

Cost of services related to our Home Health and Hospice Services segment increased $9.8 million, or 13.9%, primarily due to increased volume of services provided. Cost of services as a percentage of revenue for the three months ended June 30, 2023 increased 190 basis points from 82.4% to 84.3% for the three months ended June 30, 2023 when compared to the three months ended June 30, 2022, primarily due to increased wages and benefits offset by a reduced insurance costs.

Senior Living Services

	Three Months Ended June 30,
	2023	2022	Change	% Change
	(In thousands)
Cost of service	$26,100	$22,415	$3,685	16.4%
Cost of services as a percentage of revenue	70.0%	72.4%	(2.4)%

Cost of services related to our Senior Living Services segment increased $3.7 million, or 16.4%. As a percentage of revenue, costs of service decreased by 240 basis points from 72.4% to 70.0% for the three months ended June 30, 2023 when compared to the three months ended June 30, 2022, due to primarily to reduced insurance costs and increased state relief funds received.

Rent—Cost of Services. Rent expense increased 8.3% from $9.1 million to $9.8 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily as a result of the newly acquired senior living communities. Rent as a percentage of total revenue decreased 40 basis points from 7.8% to 7.4% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

General and Administrative Expense. Our general and administrative expense decreased $0.9 million or 9.7% from $9.7 million to $8.8 million for the three months ended June 30, 2023 when compared to the three months ended June 30, 2022. General and administrative expense as a percentage of revenue decreased 180 basis points from 8.4% to 6.6%. The primary driver of the decrease in general and administrative expense was the decrease in share-based compensation of $1.3 million due primarily to the vesting of certain outstanding RSUs granted in connection with the Spin-Off as described above in Note 12, Options and Awards to the Interim Financial Statements included elsewhere in this Quarterly Report, during the three months ended June 30, 2023 when compared to the three months ended June 30, 2022. Increases in wages and information systems costs offset the decrease from share-based compensation.

Depreciation and Amortization. Depreciation and amortization expense was essentially flat as a percentage of total revenue. The impact of increased capital expenditures on depreciation was offset by the prior year impairment of assets that were transferred to Ensign during the current year.

Provision for Income Taxes. We recorded income tax expense (benefit) of $1.9 million and $(1.4) million or 39.7% and 34.6% of earnings before income taxes for the three months ended June 30, 2023 and 2022, respectively. The increase in the effective tax rate is primarily due to change in the deductibility of equity compensation for certain executives.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Revenue

	Six Months Ended June 30,
	2023		2022
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$84,191	32.5%	$78,089	33.9%
Hospice	89,851	34.7	77,182	33.5
Home care and other(a)	12,057	4.7	10,548	4.6
Total home health and hospice services	186,099	71.9	165,819	72.0
Senior living services	72,646	28.1	64,407	28.0
Total revenue	$258,745	100.0%	$230,226	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $28.5 million, or 12.4%, during the six months ended June 30, 2023. The increase in revenue was driven by increases in key metrics for home health and hospice and senior living, including hospice admissions, hospice revenue per day, hospice average daily census, senior living occupancy, and senior living revenue per occupied room.

Home Health and Hospice Services

	Six Months Ended June 30,
	2023	2022	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$84,191	$78,089	$6,102	7.8%
Hospice services	89,851	77,182	12,669	16.4
Home care and other	12,057	10,548	1,509	14.3
Total home health and hospice revenue	$186,099	$165,819	$20,280	12.2%

	Six Months Ended June 30,
	2023	2022	Change	% Change
Home health services:
Total home health admissions	21,351	20,237	1,114	5.5%
Total Medicare home health admissions	9,797	9,315	482	5.2
Average Medicare revenue per 60-day completed episode(a)	$3,531	$3,539	$(8)	(0.2)
Hospice services:
Total hospice admissions	4,773	4,528	245	5.4
Average daily census	2,467	2,259	208	9.2
Hospice Medicare revenue per day	$186	$177	$9	5.1
Number of home health and hospice agencies at period end	101	89	12	13.5

(a)	The year-to-date average for Medicare revenue per 60-day completed episode includes post period claim adjustments for prior periods.

Home health and hospice revenue increased $20.3 million, or 12.2% during the six months ended June 30, 2023. Segment revenue grew primarily due an increase in hospice average daily census of 9.2%, an increase of 5.5% in home health admissions, inclusive of an increase in total Medicare home health admissions of 5.2%, and an increase of 5.4% in hospice admissions. The addition of twelve home health and hospice operations between June 30, 2022 and June 30, 2023, added revenue of $4.6 million or 2.8%.

Senior Living Services

	Six Months Ended June 30,
	2023	2022	Change	% Change

Revenue (in thousands)	$72,646	$64,407	$8,239	12.8%
Number of communities at period end	51	48	3	6.3
Occupancy	78.1%	74.4%	3.7%
Average monthly revenue per occupied unit	$3,893	$3,418	$475	13.9

Senior living revenue increased $8.2 million, or 12.8%, for the six months ended June 30, 2023 compared to the same period in the prior year primarily due to an increase of 13.9% in average monthly revenue per occupied unit and an increase of 370 basis points in the occupancy rate between June 30, 2022 and June 30, 2023. The acquisition of three senior living communities between June 30, 2022 and June 30, 2023, added $2.1 million or 3.2% in revenue.

Cost of Services

	Six Months Ended June 30,
	2023	2022	Change	% Change
	(In thousands)
Home Health and Hospice	$157,484	$137,232	$20,252	14.8%
Senior Living	51,294	45,746	5,548	12.1
Total cost of services	$208,778	$182,978	$25,800	14.1%

Consolidated cost of services increased $25.8 million, or 14.1%, during the six months ended June 30, 2023. Cost of services as a percentage of revenue for the six months ended June 30, 2023 increased by 120 basis points to 80.7% from 79.5% compared to the six months ended June 30, 2022.

Home Health and Hospice Services

	Six Months Ended June 30,
	2023	2022	Change	% Change
Cost of service (in thousands)	$157,484	$137,232	$20,252	14.8%
Cost of services as a percentage of revenue	84.6%	82.8%	1.8%

Cost of services related to our Home Health and Hospice services segment increased $20.3 million, or 14.8%, primarily due to the increased volume of services from growth in admissions and census. Cost of services as a percentage of revenue for the six months ended June 30, 2023 increased by 180 basis points compared to the six months ended June 30, 2022 primarily due to increased wages and benefits.

Senior Living Services

	Six Months Ended June 30,
	2023	2022	Change	% Change
Cost of service (in thousands)	$51,294	$45,746	$5,548	12.1%
Cost of services as a percentage of revenue	70.6%	71.0%	(0.4)%

Cost of services related to our Senior Living services segment increased $5.5 million, or 12.1%, during the six months ended June 30, 2023 in response to higher occupancy and wage rate increases. As a percentage of revenue, costs of service decreased by 40 basis points from 71.0% to 70.6% during the six months ended June 30, 2023 when compared to the six months ended June 30, 2022, due primarily to reduction in contract labor, decline in property taxes and receipt of state relief funds.

Rent—Cost of Services. Rent increased 1.6% from $19.1 million to $19.4 million during the six months ended June 30, 2023 compared to the same period in the prior year, primarily as a result of the newly acquired senior living communities. As a percentage of revenue, rent—cost of services decreased 80 basis points when compared to the six months ended June 30, 2022.

General and Administrative Expense. Our general and administrative expense decreased $2.3 million, or 11.5%, from $19.8 million to $17.5 million for the six months ended June 30, 2023 when compared to the six months ended June 30, 2022. The decrease in general and administrative expense was due to a decrease of $2.4 million in share-based compensation, for the six months ended June 30, 2023 when compared to the six months ended June 30, 2022.

Depreciation and Amortization. Depreciation and amortization expense was essentially flat as a percentage of total revenue.

Loss on asset dispositions and impairment, net. Loss on asset dispositions and impairment, net decreased $6.7 million for the six months ended June 30, 2023 when compared to the six months ended June 30, 2022 due to senior living communities transferred to Ensign in 2022.

Provision for Income Taxes. We recorded income tax expense (benefit) of $2.8 million and $(0.8) million, or 36.5% and 36.7% of earnings (loss) before income taxes, for the six months ended June 30, 2023 and 2022, respectively. The decrease in the effective tax rate is primarily due to changes in the deductibility of equity compensation for certain executives.

Liquidity and Capital Resources

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our revolving credit facility.

Revolving Credit Facility

On February 23, 2021, Pennant entered into an amendment to its existing credit agreement (as amended, the “Credit Agreement”), which provides for an increased revolving credit facility with a syndicate of banks with a borrowing capacity of $150.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility is not subject to interim amortization and the Company will not be required to repay any loans under the Revolving Credit Facility prior to maturity in 2026. On June 12, 2023, Pennant entered into a second amendment to the Credit Agreement that modified the reference rate from LIBOR to Standard Overnight Financing Rate (“SOFR”). The Company is permitted to prepay all or any portion of the loans under the Revolving Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any SOFR breakage costs of the lenders.

The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of June 30, 2023, the Company was compliant with all such financial covenants.

As of June 30, 2023, we had $2.8 million of cash and $85.3 million of available borrowing capacity on our Revolving Credit Facility.

We believe that our existing cash, cash generated through operations, and access to available borrowing capacity under our existing Credit Agreement, will be sufficient to provide adequate liquidity for the next twelve months for our operating activities and for opportunities of acquisition growth.

The following table presents selected data from our Condensed Consolidated Statement of Cash Flows for the periods presented:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$15,533	$4,899
Net cash used in investing activities	(11,226)	(8,750)
Net cash (used in) provided by financing activities	(3,548)	1,861
Net increase (decrease) in cash	759	(1,990)
Cash at beginning of period	2,079	5,190
Cash at end of period	$2,838	$3,200

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Our net cash flow from operating activities for the six months ended June 30, 2023 increased by $10.6 million when compared to the six months ended June 30, 2022. The primary driver of this difference was a $6.3 million increase in Net income, and a $5.3 million net increase in cash flows from the change in operating assets and liabilities, partially offset by a decrease of $1.0 million in non-cash expenses, net of the impact of acquisitions.

Our net cash used in investing activities for the six months ended June 30, 2023 increased by $2.5 million compared to the six months ended June 30, 2022, primarily driven by a $6.5 million increase in business acquisitions offset by a $3.9 million decrease in purchases of property and equipment during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Our net cash used in financing activities increased by approximately $5.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to a net reduction in the balance on our line of credit during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We are exposed to risks associated with market changes in interest rates. On June 12, 2023, Pennant entered into a second amendment to the Credit Agreement that modified the reference rate from LIBOR to SOFR. A 1.0% interest rate change would cause interest expense to change by approximately $0.6 million annually based upon our outstanding long-term debt as of June 30, 2023. We manage our exposure to this market risk by monitoring available financing alternatives.

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

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in the 2022 Annual Report risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in the 2022 Annual Report and the other information set forth elsewhere in this Quarterly Report. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Since the filing of our 2022 Annual Report on February 23, 2023, the following additions have been made to the risk factors previously disclosed.

Any economic downturn, deepening of an economic downturn, continued deficit spending by the Federal Government or state budget pressures may result in a reduction in payments and covered services. Adverse developments in the United States could lead to a reduction in Federal Government expenditures, including governmentally funded programs in which we participate, such as Medicare and Medicaid. In addition, if at any time the Federal Government is not able to meet its debt payments unless the federal debt ceiling is raised, and legislation increasing the debt ceiling is not enacted, the Federal Government may stop or delay making payments on its obligations, including funding for government programs in which we participate, such as Medicare and Medicaid. Failure of the government to make payments under these programs could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Further, any failure by the United States Congress to complete the federal budget process and fund government operations may result in a Federal Government shutdown, potentially causing us to incur substantial costs without reimbursement under the Medicare program, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. As an example, the failure of the 2011 Joint Select Committee to meet its Deficit Reduction goal resulted in an automatic reduction in Medicare home health and hospice payments of 2% beginning April 1, 2013 ("sequestration" - suspended from May 1, 2020 through March 31, 2022; reinstated at 1% for the period April 1, 2022 through June 30, 2022 and at 2% thereafter).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of The Pennant Group, Inc., effective as of September 27, 2019 (incorporated by reference to Exhibit 3.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on October 3, 2019).

3.2	Second Amended and Restated Bylaws of The Pennant Group, Inc., effective as of February 21, 2022 (incorporated by reference to Exhibit 3.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC February 22, 2022).

10.1	Credit Agreement, dated June 12, 2023, by and among The Pennant Group, Inc. and certain of its subsidiaries, the lenders named therein, and Truist Bank (successor by merger to SunTrust Bank), as administrative agent for the lenders.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Pennant Group, Inc.

Dated: August 8, 2023	BY:	/s/ LYNETTE B. WALBOM
Lynette B. Walbom
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)