Form 10-Q
period 2023-09-30
Pennant Group, Inc.
filed 2023-11-07
CIK 1766400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2023.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 6, 2023, 29,926,501 shares of the registrant’s common stock were outstanding.

THE PENNANT GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$3,383	$2,079
Accounts receivable—less allowance for doubtful accounts of $931 and $592, respectively	59,353	53,420
Prepaid expenses and other current assets	9,460	18,323
Total current assets	72,196	73,822
Property and equipment, net	27,983	26,621
Right-of-use assets	262,987	260,868
Deferred tax assets, net	126	2,149
Restricted and other assets	7,983	10,545
Goodwill	86,132	79,497
Other indefinite-lived intangibles	62,908	58,617
Total assets	$520,315	$512,119
Liabilities and equity
Current liabilities:
Accounts payable	$12,182	$13,647
Accrued wages and related liabilities	24,660	23,283
Operating lease liabilities—current	16,341	16,633
Other accrued liabilities	15,577	16,684
Total current liabilities	68,760	70,247
Long-term operating lease liabilities—less current portion	249,574	247,042
Other long-term liabilities	8,679	6,281
Long-term debt, net	53,783	62,892
Total liabilities	380,796	386,462
Commitments and contingencies
Equity:
Common stock, $0.001 par value; 100,000 shares authorized; 30,266 and 29,919 shares issued and outstanding, respectively, at September 30, 2023; and 30,149 and 29,692 shares issued and outstanding, respectively, at December 31, 2022	29	29
Additional paid-in capital	104,245	99,764
Retained earnings	30,314	21,284
Treasury stock, at cost, 3 shares at September 30, 2023 and December 31, 2022	(65)	(65)
Total The Pennant Group, Inc. stockholders’ equity	134,523	121,012
Noncontrolling interest	4,996	4,645
Total equity	139,519	125,657
Total liabilities and equity	$520,315	$512,119
See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except for per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$140,192	$118,350	$398,937	$348,576

Expense
Cost of services	112,384	94,680	321,162	277,658
Rent—cost of services	10,006	9,391	29,439	28,520
General and administrative expense	9,417	5,879	26,913	25,653
Depreciation and amortization	1,323	1,251	3,817	3,677
Loss on asset dispositions and impairment, net	1	5	4	6,713
Total expenses	133,131	111,206	381,335	342,221
Income from operations	7,061	7,144	17,602	6,355
Other (expense) income:
Other (expense) income	(37)	(18)	28	(50)
Interest expense, net	(1,496)	(1,058)	(4,355)	(2,508)
Other (expense), net	(1,533)	(1,076)	(4,327)	(2,558)
Income before provision for income taxes	5,528	6,068	13,275	3,797
Provision for income taxes	1,066	1,074	3,894	241
Net income	4,462	4,994	9,381	3,556
Less: Net income attributable to noncontrolling interest	79	163	351	387
Net income attributable to The Pennant Group, Inc.	$4,383	$4,831	$9,030	$3,169
Earnings per share:
Basic	$0.15	$0.16	$0.30	$0.11
Diluted	$0.15	$0.16	$0.30	$0.10
Weighted average common shares outstanding:
Basic	29,912	29,335	29,825	28,840
Diluted	30,206	30,172	30,178	30,182

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2022	30,149	$29	$99,764	$21,284	3	$(65)	$4,645	$125,657
Net income attributable to The Pennant Group, Inc.	—	—	—	1,850	—	—	—	1,850
Net income attributable to noncontrolling interests	—	—	—	—	—	—	147	147
Share-based compensation	—	—	1,367	—	—	—	—	1,367
Issuance of common stock from the exercise of stock options	26	—	203	—	—	—	—	203
Net issuance of restricted stock	28	—	—	—	—	—	—	—
Balance at March 31, 2023	30,203	$29	$101,334	$23,134	3	$(65)	$4,792	$129,224
Net income attributable to The Pennant Group, Inc.	—	—	—	2,797	—	—	—	2,797
Net income attributable to noncontrolling interests	—	—	—	—	—	—	125	125
Stock-based compensation	—	—	1,303	—	—	—	—	1,303
Issuance of common stock from the exercise of stock options	38	—	249	—	—	—	—	249
Net issuance of restricted stock	10	—	—	—	—	—	—	—
Balance at June 30, 2023	30,251	$29	$102,886	$25,931	3	$(65)	$4,917	$133,698
Net income attributable to The Pennant Group, Inc.	—	—	—	4,383	—	—	—	4,383
Net income attributable to noncontrolling interests	—	—	—	—	—	—	79	79
Stock-based compensation	—	—	1,341	—	—	—	—	1,341
Issuance of common stock from the exercise of stock options	4	—	18	—	—	—	—	18
Net issuance of restricted stock	11	—	—	—	—	—	—	—
Balance at September 30, 2023	30,266	$29	$104,245	$30,314	3	$(65)	$4,996	$139,519

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Continued)
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2021	28,826	$28	$95,595	$14,641	3	$(65)	$4,045	$114,244
Net income attributable to The Pennant Group, Inc.	—	—	—	1,014	—	—	—	1,014
Net income attributable to noncontrolling interests	—	—	—	—	—	—	144	144
Share-based compensation	—	—	2,440	—	—	—	—	2,440
Issuance of common stock from the exercise of stock options	21	1	89	—	—	—	—	90
Net issuance of restricted stock	2	—	—	—	—	—	—	—
Balance at March 31, 2022	28,849	$29	$98,124	$15,655	3	$(65)	$4,189	$117,932
Net loss attributable to The Pennant Group, Inc.	—	—	—	(2,676)	—	—	—	(2,676)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	80	80
Share-based compensation	—	—	2,380	—	—	—	—	2,380
Issuance of common stock from the exercise of stock options	33	—	271	—	—	—	—	271
Net issuance of restricted stock	4	—	—	—	—	—	—	—
Balance at June 30, 2022	28,886	$29	$100,775	$12,979	3	$(65)	$4,269	$117,987
Net income attributable to The Pennant Group, Inc.	—	—	—	4,831	—	—	—	4,831
Net income attributable to noncontrolling interests	—	—	—	—	—	—	163	163
Share-based compensation	—	—	(2,747)	—	—	—	—	(2,747)
Issuance of common stock from the exercise of stock options	52	—	606	—	—	—	—	606
Net issuance of restricted stock	1,208	—	—	—	—	—	—	—
Balance at September 30, 2022	30,146	$29	$98,634	$17,810	3	$(65)	$4,432	$120,840

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$9,381	$3,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,817	3,677
Amortization of deferred financing fees	391	390
Impairment of long-lived assets	—	218
Provision for doubtful accounts	620	603
Share-based compensation	4,011	2,073
Deferred income taxes	3,066	752
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,560)	1,734
Prepaid expenses and other assets	11,387	(1,429)
Operating lease obligations	121	(140)
Accounts payable	(866)	1,655
Accrued wages and related liabilities	1,376	1,278
Other accrued liabilities	(394)	4,333
Contract liabilities (CARES Act advance payments)	—	(6,211)
Other long-term liabilities	560	485
Net cash provided by operating activities	27,910	12,974
Cash flows from investing activities:
Purchase of property and equipment	(5,746)	(10,426)
Cash payments for business acquisitions	(11,662)	(9,680)
Other	(168)	(70)
Net cash used in investing activities	(17,576)	(20,176)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	131,500	82,000
Payments on Revolving Credit Facility	(141,000)	(78,000)
Issuance of common stock upon the exercise of options	470	967
Net cash (used in) provided by financing activities	(9,030)	4,967
Net increase (decrease) in cash	1,304	(2,235)
Cash beginning of period	2,079	5,190
Cash end of period	$3,383	$2,955

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,997	$2,114
Income taxes	$176	$77
Lease liabilities	$27,231	$27,092
Right-of-use assets obtained in exchange for new operating lease obligations	$9,357	$10,326
Non-cash adjustment to right-of-use assets and lease liabilities from lease modifications	$5,195	$6,270
Non-cash adjustment to right-of-use assets and lease liabilities from lease terminations and assignments	$—	$(43,136)
Non-cash investing activity:
Capital expenditures in accounts payable	$680	$1,100

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and operational senior living units)

1. DESCRIPTION OF BUSINESS
The Pennant Group, Inc. (herein referred to as “Pennant,” the “Company,” “it,” or “its”), is a holding company with no direct operating assets, employees or revenue. The Company, through its independent operating subsidiaries, provides healthcare services across the post-acute care continuum. As of September 30, 2023, the Company’s subsidiaries operated 103 home health, hospice and home care agencies and 51 senior living communities located in Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming.

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

These funds are recognized as a reduction of cost of services expenses when related expenses are incurred. As of September 30, 2023 and December 31, 2022, the Company had $872 and $1,479 in unapplied state relief funds, respectively. The unapplied state relief funds received are recorded in other accrued liabilities. The Company recognized state relief funding totaling $923 and $3,005 for the three and nine months ended September 30, 2023, respectively, and $734 and $1,980 for the three and nine months ended September 30, 2022, respectively, which the Company recognized as a reduction of cost of services expense.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws and a limited number of grandfathered standards, the FASB ASC is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. For any new pronouncements announced, the Company considers whether the new pronouncements could alter previous generally accepted accounting principles and determines whether any new or modified principles will have a material impact on the Company's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company's financial management and certain standards are under consideration.

On August 23, 2023, the FASB issued ASU 2023-05 “Business Combinations—Joint Venture Formations (Subtopic 805-60)” (ASU 2023-05) under which an entity that qualifies as either a joint venture or a corporate joint venture, as defined in the ASC master glossary, is required to apply a new basis of accounting upon the formation of the joint venture. Specifically, ASU 2023-05 stipulates that a joint venture or a corporate joint venture must initially measure its assets and liabilities at fair value on the formation date. The amendments in ASU 2023-05 are effective for all joint ventures within the ASU’s scope that are formed on or after January 1, 2025. Early adoption is permitted. The Company is evaluating this ASU and notes that any impact to financial statements would be dependent on the facts and circumstances surrounding any new joint venture formed after the date of adoption.
3. TRANSACTIONS WITH ENSIGN
On October 1, 2019, The Ensign Group, Inc. (“Ensign”) completed the separation of Pennant (the “Spin-Off”). Pennant and Ensign continue to partner in the provision of services along the healthcare continuum.

The Company incurred costs of $254 and $719 for the three and nine months ended September 30, 2023, and $231 and $1,332 for the three and nine months ended September 30, 2022, respectively, that related primarily to shared services at proximate operations.

Expenses related to room and board charges at Ensign skilled nursing facilities for hospice patients were $1,217 and $3,171 for the three and nine months ended September 30, 2023, respectively, and $812 and $2,035 for the three and nine months ended September 30, 2022, respectively, and are included in cost of services.

The Company’s independent operating subsidiaries leased 29 communities from subsidiaries of Ensign under a master lease arrangement as of both September 30, 2023 and September 30, 2022. See further discussion below at Note 8, Leases.

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

4. NET INCOME PER COMMON SHARE
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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to The Pennant Group, Inc.	$4,383	$4,831	$9,030	$3,169

Denominator:
Weighted average shares outstanding for basic net income per share	29,912	29,335	29,825	28,840
Plus: assumed incremental shares from exercise of options and assumed conversion or vesting of restricted stock(a)	294	837	353	1,342
Adjusted weighted average common shares outstanding for diluted income per share	30,206	30,172	30,178	30,182

Earnings Per Share:
Basic net income per common share	$0.15	$0.16	$0.30	$0.11
Diluted net income per common share	$0.15	$0.16	$0.30	$0.10

(a)
The diluted per share amounts do not reflect common equivalent shares outstanding of 2,718 and 2,278 for the three and nine months ended September 30, 2023, respectively, and 1,858 and 1,806 for the three and nine months ended September 30, 2022, respectively, because of their anti-dilutive effect.

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

Revenue recognized from healthcare services is adjusted for estimates of variable consideration to arrive at the transaction price. The Company determines the transaction price based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration. The Company uses the expected value method in determining the variable component that should be used to arrive at the transaction price, using contractual agreements and historical reimbursement experience within each payor type. The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net service revenue in the period such variances become known.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Combined revenue from the Medicare and Medicaid programs accounted for 62.7% and 62.5% of the Company’s revenue for the three and nine months ended September 30, 2023, respectively, and 62.4% and 62.3% for the three and nine months ended September 30, 2022, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement.

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

Non-Medicare Revenue

Episodic Based Revenue - The Company recognizes revenue in a similar manner as it recognizes Medicare revenue for episodic-based rates that are paid by other insurance carriers, including carriers administrating Medicare Advantage programs. These rates can vary based upon the negotiated terms.

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

Revenue By Payor

Revenue by payor for the three months ended September 30, 2023 and 2022, is summarized in the following tables:

	Three Months Ended September 30, 2023
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$24,076	$43,849	$—	$67,925	48.5%
Medicaid	2,521	5,190	12,182	19,893	14.2
Subtotal	26,597	49,039	12,182	87,818	62.7
Managed care	17,927	1,231	—	19,158	13.6
Private and other(a)	6,579	101	26,536	33,216	23.7
Total revenue	$51,103	$50,371	$38,718	$140,192	100.0%

(a)	Private and other payors in the Company’s home health and hospice services segment includes revenue from all payors generated in the Company’s home care operations.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended September 30, 2022
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$23,040	$35,367	$—	$58,407	49.4%
Medicaid	2,151	4,065	9,127	15,343	13.0
Subtotal	25,191	39,432	9,127	73,750	62.4
Managed care	14,594	1,062	—	15,656	13.2
Private and other(a)	5,472	28	23,444	28,944	24.4
Total revenue	$45,257	$40,522	$32,571	$118,350	100.0%

(a)	Private and other payors in the Company’s home health and hospice services segment includes revenue from all payors generated in the Company’s home care operations.

Revenue by payor for the nine months ended September 30, 2023 and 2022, is summarized in the following tables:

	Nine Months Ended September 30, 2023
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$71,372	$121,523	$—	$192,895	48.3%
Medicaid	7,178	14,470	34,807	56,455	14.2
Subtotal	78,550	135,993	34,807	249,350	62.5
Managed care	49,696	3,842	—	53,538	13.4
Private and other(a)	19,105	387	76,557	96,049	24.1
Total revenue	$147,351	$140,222	$111,364	$398,937	100.0%

(a)	Private and other payors in the Company’s home health and hospice services segment includes revenue from all payors generated in the Company’s home care operations.

	Nine Months Ended September 30, 2022
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$67,861	$103,322	$—	$171,183	49.1%
Medicaid	7,389	11,189	27,502	46,080	13.2
Subtotal	75,250	114,511	27,502	217,263	62.3
Managed care	42,106	2,999	—	45,105	13.0
Private and other(a)	16,538	194	69,476	86,208	24.7
Total revenue	$133,894	$117,704	$96,978	$348,576	100.0%

(a)	Private and other payors in the Company’s home health and hospice services segment includes revenue from all payors generated in the Company’s home care operations.

Balance Sheet Impact

Included in the Company’s Condensed Consolidated Balance Sheets are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounts receivable, net as of September 30, 2023 and December 31, 2022 is summarized in the following table:

	September 30, 2023	December 31, 2022
Medicare	$33,709	$31,321
Medicaid	12,699	10,700
Managed care	11,422	9,370
Private and other	2,454	2,621
Accounts receivable, gross	60,284	54,012
Less: allowance for doubtful accounts	(931)	(592)
Accounts receivable, net	$59,353	$53,420

Concentrations - Credit Risk

The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s gross receivables from the Medicare and Medicaid programs accounted for approximately 77.0% and 77.8% of its total gross accounts receivable as of September 30, 2023 and December 31, 2022, respectively. Combined revenue from reimbursement under the Medicare and Medicaid programs accounted for 62.7% and 62.5% for the three and nine months ended September 30, 2023, respectively, and 62.4% and 62.3% of the Company’s revenue for the three and nine months ended September 30, 2022, respectively.

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

As of September 30, 2023, the Company provided services through 103 affiliated home health, hospice and home care agencies, and 51 affiliated senior living operations. The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. The Company’s Service Center provides various services to all lines of business. The Company does not review assets by segment and therefore assets by segment are not disclosed below.

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
The following tables present certain financial information regarding the Company’s reportable segments, general and administrative expenses are not allocated to the reportable segments and are included in “All Other” for the three and nine months ended September 30, 2023 and 2022:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Three Months Ended September 30, 2023
Revenue	$101,474	$38,718	$—	$140,192
Segment Adjusted EBITDAR from Operations	$17,271	$11,473	$(8,097)	$20,647
Three Months Ended September 30, 2022
Revenue	$85,779	$32,571	$—	$118,350
Segment Adjusted EBITDAR from Operations	$15,380	$9,370	$(7,779)	$16,971

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Nine Months Ended September 30, 2023
Revenue	$287,573	$111,364	$—	$398,937
Segment Adjusted EBITDAR from Operations	$47,364	$33,394	$(23,496)	$57,262
Nine Months Ended September 30, 2022
Revenue	$251,598	$96,978	$—	$348,576
Segment Adjusted EBITDAR from Operations	$45,056	$27,573	$(23,795)	$48,834

The following table provides a reconciliation of Segment Adjusted EBITDAR from Operations to income from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Segment Adjusted EBITDAR from Operations	$20,647	$16,971	$57,262	$48,834
Less: Depreciation and amortization	1,323	1,251	3,817	3,677
Rent—cost of services	10,006	9,391	29,439	28,520
Other (expense) income	(37)	(18)	28	(50)
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(a)	(108)	430	160	938
Share-based compensation expense and related taxes(b)	1,391	(2,501)	4,164	2,319
Acquisition related costs and credit allowances(c)	71	1,000	175	1,014
Costs associated with transitioning operations(d)	10	144	595	6,078
Unusual, non-recurring or redundant charges(e)	1,009	293	1,633	370
Add: Net income attributable to noncontrolling interest	79	163	351	387
Condensed Consolidated Income from Operations	$7,061	$7,144	$17,602	$6,355

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(b)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(c)	Non-capitalizable costs associated with acquisitions, credit allowances, and write offs for amounts in dispute with the prior owners of certain acquired operations.
(d)
During the nine months ended September 30, 2023, an affiliate of the Company placed its memory care units into transition and is actively seeking to sublease the units to an unrelated third party. The amount above represents the net operating impact attributable to the units in transition. The amounts reported exclude rent and depreciation and amortization expense related to such operations and include legal settlement costs associated with one of the entities transitioned to Ensign.

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

(e)
Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses. The amounts reported for the nine months ended September 30, 2022 include certain costs identified as redundant or non-recurring incurred by the Company for services provided by Ensign under the Transition Services Agreement, and were included in general and administrative expense.

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

2023 Acquisitions

During the nine months ended September 30, 2023, the Company expanded its operations with the addition of three home health agencies, three hospice agencies, two home care agencies, and two senior living communities. In connection with the addition of the two senior living communities, the Company entered into a new long-term “triple-net” lease. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction.

The fair value of assets for two home health agencies, three hospice agencies, and two home care agencies acquired were mostly concentrated in goodwill and intangible assets and as such, these transactions were classified as business combinations in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The purchase price for the business combinations was $11,662, which preliminarily consisted of of goodwill of $6,635, indefinite-lived intangible assets of $3,895 related to Medicare and Medicaid licenses, equipment and other assets of $1,027 related to accounts receivable, and other indefinite-lived intangible assets of $186, less assumed liabilities of $81. The Company anticipates that the total goodwill recognized will be fully deductible for tax purposes.

One home health agency acquired was a Medicare license and is considered an asset acquisition. The fair value of the home health license acquired was $210 and was recorded in indefinite-lived intangible assets.

There were no material acquisition costs that were expensed related to the business combinations during the nine months ended September 30, 2023.

2022 Acquisitions

During the nine months ended September 30, 2022, the Company expanded its operations with the addition of two home health and four hospice agencies as well as one senior living community. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction.

The fair value of assets for home health acquisitions was mostly concentrated in goodwill and intangible assets and as such, these transactions were classified as business combinations in accordance with ASC 805. The purchase price for the business combinations was $9,680, which consisted of equipment and other assets of $188, goodwill of $4,925, indefinite-lived intangible assets of $4,714 related to Medicare and Medicaid licenses, and other intangible assets of $40, net of assumed liabilities of $187. The Company anticipates that the total goodwill recognized will be fully deductible for tax purposes. There

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

were no material acquisition costs that were expensed related to the business combinations during the nine months ended September 30, 2022.

Subsequent Events

On October 2, 2023, the Company closed on an acquisition of one hospice agency in California. On November 1, 2023, the Company closed on an acquisition of two hospice agencies, one in Texas and one in Oklahoma. The total purchase price of the three hospice agencies was $6,600. As of the date of this report, the preliminary allocation of the purchase price for the acquisitions acquired subsequent to September 30, 2023 were not completed as necessary valuation information was not yet available. As such, the determination whether these acquisitions should be classified as business combinations or asset acquisitions under ASC 805 will be determined upon completion of the allocation of the purchase price.

8. PROPERTY AND EQUIPMENT—NET
Property and equipment, net consist of the following:

	September 30, 2023	December 31, 2022
Land	$96	$96
Building	1,890	1,890
Leasehold improvements	20,496	18,759
Equipment	28,730	25,532
Furniture and fixtures	1,271	1,151
	52,483	47,428
Less: accumulated depreciation	(24,500)	(20,807)
Property and equipment, net	$27,983	$26,621

Depreciation expense was $1,321 and $3,807 for the three and nine months ended September 30, 2023, respectively, and $1,244 and $3,640 for the three and nine months ended September 30, 2022, respectively.

The Company measures certain assets at fair value on a non-recurring basis, including long-lived assets, which are evaluated for impairment. Long-lived assets include assets such as property and equipment, operating lease assets and certain intangible assets. The inputs used to determine the fair value of long-lived assets in the impairment analysis are considered Level 3 measurements due to their subjective nature. Management has evaluated its long-lived assets and determined there was no impairment recorded during the three and nine months ended September 30, 2023 and 2022.

9. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS
The following table represents activity in goodwill by segment for the nine months ended September 30, 2023:

	Home Health and Hospice Services	Senior Living Services	Total
December 31, 2022	$75,855	$3,642	$79,497
Additions	6,635	—	6,635
September 30, 2023	$82,490	$3,642	$86,132

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other indefinite-lived intangible assets consist of the following:

	September 30, 2023	December 31, 2022
Trade name	$1,571	$1,385
Medicare and Medicaid licenses	61,337	57,232
Total	$62,908	$58,617

No goodwill or intangible asset impairments were recorded during the three and nine months ended September 30, 2023 and 2022.

10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	September 30, 2023	December 31, 2022
Refunds payable	$1,754	$2,244
Deferred revenue	1,786	1,592
Resident deposits	2,657	4,315
Property taxes	1,254	1,027
Deferred state relief funds	872	1,479
Accrued self-insurance liabilities	4,590	3,546
Other	2,664	2,481
Other accrued liabilities	$15,577	$16,684

Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Deferred revenue occurs when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to residents.

11. DEBT
Long-term debt, net consists of the following:

	September 30, 2023	December 31, 2022
Revolving Credit Facility	$55,000	$64,500
Less: unamortized debt issuance costs(a)	(1,217)	(1,608)
Long-term debt, net	$53,783	$62,892

(a)
Amortization expense for debt issuance costs was $130 and $391 for the three and nine months ended September 30, 2023, respectively, and $130 and $390 for the three and nine months ended September 30, 2022, respectively, and is recorded in interest expense, net on the Condensed Consolidated Statements of Income.

On February 23, 2021, Pennant entered into an amendment to its existing credit agreement (as amended, the “Credit Agreement”), which provides for an increased revolving credit facility with a syndicate of banks with a borrowing capacity of $150,000 (the “Revolving Credit Facility”). On June 12, 2023, Pennant entered into a second amendment to the Credit Agreement that modified the reference rate from LIBOR to Standard Overnight Financing Rate (“SOFR”). The interest rates applicable to loans under the Revolving Credit Facility are, at the Company’s election, either (i) Adjusted Term SOFR (as defined in the Credit Agreement) plus a margin ranging from 2.25% to 3.25% per annum or (ii) Base Rate plus a margin ranging from 1.25% to 2.25% per annum, in each case, based on the ratio of Consolidated Total Net Debt to Consolidated EBITDA (each, as defined in the Credit Agreement). In addition, Pennant pays a commitment fee on the undrawn portion of the commitments under the Revolving Credit Facility which ranges from 0.35% to 0.50% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio of the Company and its subsidiaries. The Company is not required to repay any loans under the Credit Agreement prior to maturity in 2026, other than to the extent the outstanding borrowings

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

exceed the aggregate commitments under the Credit Agreement. As of September 30, 2023, the Company’s weighted average interest rate on its outstanding debt was 8.17%. As of September 30, 2023, the Company had available borrowing on the Revolving Credit Facility of $90,814, which is net of outstanding letters of credit of $4,186.

The fair value of the Revolving Credit Facility approximates carrying value, due to the short-term nature and variable interest rates. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates.

The Credit Agreement is guaranteed, jointly and severally, by certain of the Company’s independent operating subsidiaries, and is secured by a pledge of stock of the Company's material independent operating subsidiaries as well as a first lien on substantially all of each material operating subsidiary's personal property. The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of September 30, 2023, the Company was compliant with all such financial covenants.

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

Total share-based compensation expense for all Plans for the three and nine months ended September 30, 2023 and 2022 was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Share-based compensation expense related to stock options	$1,044	859	$2,878	$2,480
Share-based compensation expense related to Restricted Stock	178	(3,664)	535	(643)
Share-based compensation expense related to Restricted Stock to non-employee directors	119	58	598	236
Total share-based compensation	$1,341	$(2,747)	$4,011	$2,073

In future periods, the Company estimates it will recognize the following share-based compensation expense for unvested stock options and unvested Restricted Stock as of September 30, 2023:

	Unrecognized Compensation Expense	Weighted Average Recognition Period (in years)
Unvested Stock Options	$12,492	3.4
Unvested Restricted Stock	2,573	3.7
Total unrecognized share-based compensation expense	$15,065

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

The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted as of September 30:

Grant Year	Options Granted	Risk-Free Interest Rate	Expected Life(a)	Expected Volatility(b)	Dividend Yield	Weighted Average Fair Value of Options
2023	874	4.1%	6.5	41.8%	—%	$6.61
2022	349	2.3%	6.5	39.8%	—%	$6.71

(a)
Under the midpoint method, the expected option life is the midpoint between the contractual option life and the average vesting period for the options being granted. This resulted in an expected option life of 6.5 years for the options granted.

(b)	Because the Company’s equity shares have been traded for a relatively short period of time, expected volatility assumption was based on the volatility of related industry stocks.

The following table represents the employee stock option activity during the nine months ended September 30, 2023:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
December 31, 2022	2,219	20.76	973	$16.90
Granted	874	13.62
Exercised	(66)	7.06
Forfeited	(48)	21.63
Expired	(49)	19.87
September 30, 2023	2,930	$18.79	1,073	$18.63

Restricted Stock

A summary of the status of Pennant’s non-vested Restricted Stock, and changes during the nine months ended September 30, 2023, is presented below:

	Non-Vested Restricted Stock	Weighted Average Grant Date Fair Value
December 31, 2022	418	$14.26
Granted	53	11.40
Vested	(199)	13.51
Forfeited	(3)	15.61
September 30, 2023	269	$15.36

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. LEASES
The Company’s independent operating subsidiaries lease 51 senior living communities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from 15 to 25 years. Most of these leases contain renewal options, most involve rent increases and none contain purchase options. The lease term excludes lease renewals because the renewal rents are not at a bargain, there are no economic penalties for the Company to renew the lease, and it is not reasonably certain that the Company will exercise the extension options. The Company’s independent operating subsidiaries leased 29 communities from subsidiaries of Ensign (the “Ensign Leases”) under a master lease arrangement as of both September 30, 2023 and September 30, 2022. Each of the leases have an initial term of between 14 and 20 years from the lease commencement date. The total amount of rent expense included in rent - cost of services paid to subsidiaries of Ensign was $3,339 and $10,088 for the three and nine months ended September 30, 2023, respectively, and $3,760 and $10,250 for the three and nine months ended September 30, 2022, respectively. In addition to rent, each of the operating companies are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all community maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties.

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

On July 7, 2023 the Company modified one of its master leases, which included nine locations, with an unrelated party to extend the term of the master lease from September 30, 2035 to March 31, 2038. As a result of the modification, the lease components under the master lease arrangement were modified which resulted in a net increase to the lease liability and ROU asset balance of $5,195 for the three and nine months ended September 30, 2023.

The components of operating lease cost, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Lease Costs:
Community Rent—cost of services	$8,567	$8,129	$25,303	$24,755
Office Rent—cost of services	1,439	1,262	4,136	3,765
Rent—cost of services	$10,006	$9,391	$29,439	$28,520

General and administrative expense	$94	$86	$291	$241
Variable lease cost (a)	$1,876	$1,590	$5,367	$4,463

(a)
Represents variable lease cost for operating leases, which costs include property taxes and insurance, common area maintenance, and consumer price index increases, incurred as part of the Company’s triple net lease, and which is included in cost of services for the three and nine months ended September 30, 2023 and 2022.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table shows the lease maturity analysis for all leases as of September 30, 2023, for the years ended December 31:

Year	Amount
2023 (Remainder)	$9,287
2024	36,549
2025	35,195
2026	34,032
2027	33,268
Thereafter	281,565
Total lease payments	429,896
Less: present value adjustments	(163,981)
Present value of total lease liabilities	265,915
Less: current lease liabilities	(16,341)
Long-term operating lease liabilities	$249,574

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at each lease’s commencement date to determine each lease's operating lease liability. As of September 30, 2023, the weighted average remaining lease term is 12.8 years and the weighted average discount rate is 8.1%.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. INCOME TAXES
The Company recorded income tax expense of $1,066 and $1,074 or 19.3% and 17.7% of earnings before income taxes for the three months ended September 30, 2023 and 2022, respectively. The increase in the effective tax rate is primarily due to the modification of certain outstanding RSUs granted in connection with the Spin-off and not having the impact of the Transaction in the current year.

The Company recorded income tax expense of $3,894 and $241, or 29.3% and 6.3% of earnings before income taxes for the nine months ended September 30, 2023 and 2022, respectively. The increase in the effective tax rate is primarily due to the modification of certain outstanding RSUs granted in connection with the Spin-off and not having the impact of the Transaction in the current year.

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

Litigation - The Company’s businesses involve a significant risk of liability given the age and health of the patients and residents served by its independent operating subsidiaries. The Company, its operating companies, and others in the industry may be subject to a number of claims and lawsuits, including professional liability claims, alleging that services provided have resulted in personal injury, elder abuse, wrongful death or other related claims. Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and the Company is routinely subjected to these claims in the ordinary course of business, including potential claims related to patient care and treatment, and professional negligence, as well as employment-related claims. Certain of the states where we conduct business, including California, recently adopted laws that increase the maximum amount of non-economic damages that may be awarded to a successful plaintiff in a claim for professional negligence or malpractice arising from care provided by our independent operating subsidiaries. These changes in applicable law may also increase the cost of obtaining and maintaining professional liability insurance to pay for the defense of, and any liability arising under, such claims. If there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could materially adversely affect the Company’s business, financial condition, results of operations and cash flows. In

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

addition, the defense of these lawsuits may result in significant legal costs, regardless of the outcome, and may result in large settlement amounts or damage awards.

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

As of September 30, 2023, nine of the Company’s independent operating subsidiaries had Reviews scheduled, on appeal or in dispute resolution process, both pre- and post-payment. If an operation fails an initial or subsequent Review, the operation could then be subject to extended Review, suspension of payment, or extrapolation of the identified error rate to all billing in the same time period. The Company, from time to time, receives record requests in Reviews which have resulted in claim denials on previously paid claims. The Company has appealed substantially all denials arising from these Reviews using the applicable appeals process. As of September 30, 2023, and through the filing of this Quarterly Report on Form 10-Q, the Company’s independent operating subsidiaries have responded to the Reviews that are currently ongoing, on appeal or in dispute resolution process. The Company cannot predict the ultimate outcome of any regulatory and other governmental Reviews. While such Reviews are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The costs to respond to and defend such Reviews may be significant and an adverse determination in such Reviews may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, other penalties (some of which may not be covered by insurance), and termination from Medicare programs which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.

From June 2021 to May 2022, one hospice provider number was subject to a Medicare payment suspension imposed by a UPIC. The total amounts suspended was $5,105, which represents all Medicare payments due to the provider number during the suspension. As of September 30, 2023, the total amount due from the government payor impacted by the suspension was $1,915 and was recorded in long-term other assets.

In May 2022, the Company received communication that the Medicare payment suspension, for the above-referenced hospice provider number, was terminated and the UPIC’s review was complete. The UPIC reviewed 107 patient records covering a 10-month period to determine whether, in its view, a Medicare overpayment was made. Based on the results of the review, the UPIC initially alleged sampled and extrapolated overpayments of $5,105, and withheld that amount through

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

continued recoupment of Medicare payments. The Company is pursuing its appeal rights through the administrative appeals process, including contesting the methodology used by the UPIC to perform statistical extrapolation. To date the Company has been successful in appealing some of the previously denied claims. The Company received the refund of previously withheld amounts totaling $3,191 and $3,222 for the three and nine months ended September 30, 2023, respectively. The Company continues to work through the appeals process for the remaining denied claims of $1,915 and expects to be successful in those appeals. Based on the information currently available to the Company, the Company cannot predict the timing or the ultimate outcome of this review including refunds to be received. As of September 30, 2023, the Company has an accrued liability that is immaterial for this review which was recorded as an offset to revenue.

Insurance - The Company retains risk for a substantial portion of potential claims for general and professional liability, workers’ compensation and automobile liability. Based on changes in law that increase the maximum damages that may be recovered for professional negligence or malpractice claims in states where we operate, including, California, the costs of maintaining some of these insurance policies may increase in the future. The Company recognizes obligations associated with these costs, up to specified deductible limits in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported. The general and professional liability insurance has a retention limit of $150 per claim with a $500 corridor as an additional out-of-pocket retention we must satisfy for claims within the policy year before the carrier will reimburse losses. The workers’ compensation insurance has a retention limit of $250 per claim, except for policies held in Texas, Washington and Wyoming which are subject to state insurance and possess their own limits.

The Company is self-insured for claims related to employee health, dental, and vision care. To protect itself against loss exposure, the Company has purchased individual stop-loss insurance coverage that insures individual health claims that exceed $350 for each covered person for fiscal year 2023 and fiscal year 2022.

16. COMMON STOCK REPURCHASE PROGRAM
On December 12, 2022, the Board of Directors of the Company approved a share repurchase program under which the Company may repurchase up to $1,000 of its common stock. Under the share repurchase program, the Company may repurchase shares from time to time through open market purchases, including through the use of trading plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The authorization expires on December 12, 2023, and may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock. No shares were repurchased during the three and nine months ended September 30, 2023.

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
•actions of labor unions, including strikes, work stoppages, unfair labor practices claims, or related labor activity;
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

Overview

We are a leading provider of high-quality healthcare services to patients of all ages, including the growing senior population, in the United States. We strive to be the provider of choice in the communities we serve through our innovative operating model. We operate in multiple lines of businesses including home health, hospice and senior living services across Arizona, California, Colorado, Idaho, Iowa, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. As of September 30, 2023, our home health and hospice business provided home health, hospice and home care services from 103 agencies operating across these 14 states, and our senior living business operated 51 senior living communities throughout six states.

The following table summarizes our affiliated home health and hospice agencies and senior living communities as of:

	December 31,								September 30,
	2015	2016	2017	2018	2019	2020	2021	2022	2023
Home health and hospice agencies	32	39	46	54	63	76	88	95	103
Senior living communities[a]	36	36	43	50	52	54	54	49	51
Senior living units[a]	3,184	3,184	3,434	3,820	3,963	4,127	4,127	3,500	3,588
Total number of home health, hospice, and senior living operations[a]	68	75	89	104	115	130	142	144	154

(a)	See Footnote 3 Transactions with Ensign for discussion of the 2022 Transaction.

Recent Activities

Acquisitions. During the nine months ended September 30, 2023, we expanded our operations with the addition of three home health agencies, three hospice agencies, two home care agencies, as well as two senior living communities. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction.

Trends

We have experienced modest senior living occupancy improvement through the nine months ended September 30, 2023, partly as a result of improving COVID-19 case trends and renewed consideration of senior living communities as a home-based care setting. Though we have seen steady improvements in occupancy throughout 2022 and 2023, we cannot be sure when the occupancy levels in our senior living communities will return to pre-pandemic levels.

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

On July 28, 2023, CMS issued the Hospice Payment Rate Update final rule (the “Hospice Payment Final Rule”) for fiscal year 2024. The Hospice Payment Final Rule’s hospice payment update percentage is 3.1%, which is an estimated increase of $780 million in payments from fiscal year 2023. The payment update percentage of 3.1% is based on a 3.3% market basket percentage increase, which is reduced by a 0.2% productivity adjustment. The Hospice Payment Final Rule makes permanent the Hospice Quality Reporting program (“HQRP”) data submission threshold policy adopted in the 2016 Hospice Payment Rule Update final rule, which is that hospices must submit at least 90 percent of required data within 30 days of the relevant reporting event. Hospices that fail to meet quality reporting requirements will receive a 4% reduction to the annual hospice payment update percentage increase for that year, which would more than negate the payment update percentage for fiscal year 2024 contained in the Hospice Payment Final Rule for hospices that fail to submit required quality reporting data to CMS.

On November 1, 2023, CMS finalized rules regarding the administration of a Hospice Special Focus Program (HSFP) beginning in CY 2024. Under this final rule, CMS established the data sources for identifying hospices for inclusion in the HSFP, defined the scoring system, and set the criteria for selection into the HSFP. Based on public comments, CMS is finalizing the HSFP without any modifications of the proposed rule with respect to the hospice care index (HCI) score, standardization of HCI scores, and addressing how missing scores will be handled in the HSFP algorithm. Specifically, for missing scores, CMS will replace a hospice’s missing score with a zero after standardization, which is equivalent to replacing a non-reporting hospice’s missing data with the average value for that score or measure. This final rule mandates hospices in the HSFP to be surveyed at least semiannually over 18 months. This final rule also outlines conditions for successful completion and exit from the HSFP, as well as termination from the Medicaid program for those hospices that cannot meet substantial compliance for surveys conducted during the HSFP. Additionally, the final rule implements an informal resolution process for disputes between CMS and hospices related to condition-level deficiencies, similar to the process for home health agencies.

On November 1, 2023, CMS issued the CY 2024 Home Health Prospective Payment System Final Rule (“Home Health Payment Final Rule”). The Home Health Payment Final Rule finalizes an estimated 0.8% aggregate increase to all home health agencies in CY 2024. This increase reflects the effects of the 3.0 percent home health payment update percentage ($525 million increase), an estimated 2.6 percent decrease that reflects the net effects of CMS’s finalized prospective permanent behavior assumption adjustment across all payments (half of the full proposed adjustment), ($455 million decrease), and an estimated 0.4 percent increase that reflects the effects of an update to the fixed-dollar loss ratio (FDL) used in determining outlier payments ($70 million increase). CMS also finalized recalibrated case-mix weights and low utilization payment adjustment thresholds using 2022 data. Overall, the Home Health Payment Final Rule estimates that Medicare payments to all home health agencies will increase in the aggregate by $140.0 million based on its contents.

On October 7, 2023, California enacted SB 253 and SB 261, which require new climate disclosures from companies doing business in California. SB 253 requires companies with annual revenues of $1 billion or more to disclose their greenhouse gas emissions. SB 261 requires companies with annual revenues of $500 million or more to disclose their climate-related risks and the measures they use to reduce and adapt to those risks. These reports are first due from companies in 2026. Additional details regarding the application and requirements of these laws will be included in future regulations.

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

Common Stock Repurchase Program

On December 12, 2022, the Board of Directors of the Company approved a share repurchase program under which the Company may repurchase up to $1.0 million of its common stock. Under the share repurchase program, the Company may repurchase shares from time to time through open market purchases, including through the use of trading plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The authorization expires on December 12, 2023, and may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock. No shares were repurchased during the three and nine months ended September 30, 2023.

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

The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Home health services:
Total home health admissions	10,829	10,152	32,180	30,389
Total Medicare home health admissions	4,640	4,637	14,437	13,952
Average Medicare revenue per 60-day completed episode(a)	$3,585	$3,553	$3,536	$3,543
Hospice services:
Total hospice admissions	2,433	2,392	7,206	6,920
Average hospice daily census	2,698	2,293	2,544	2,270
Hospice Medicare revenue per day	$183	$176	$184	$177

(a)	The year-to-date average Medicare revenue per 60-day completed episode includes post period claim adjustments for prior quarters.

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

The following table summarizes our senior living statistics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Occupancy	78.9%	76.5%	78.4%	75.1%
Average monthly revenue per occupied unit	$3,991	$3,560	$3,927	$3,465

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

Senior Living Services. As of September 30, 2023, we provided assisted living, independent living and memory care services in 51 communities. Within our senior living operations, we generate revenue primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs.

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenue	100.0%	100.0%	100.0%	100.0%
Expense:
Cost of services	80.2	80.0	80.5	79.7
Rent—cost of services	7.1	7.9	7.4	8.2
General and administrative expense	6.7	5.0	6.7	7.4
Depreciation and amortization	1.0	1.1	1.0	1.1
Loss on asset dispositions and impairment, net	—	—	—	1.9
Total expenses	95.0	94.0	95.6	98.3
Income from operations	5.0	6.0	4.4	1.7
Other expense:
Interest expense, net	(1.1)	(0.9)	(1.1)	(0.7)
Other expense, net	(1.1)	(0.9)	(1.1)	(0.7)
Income before provision for income taxes	3.9	5.1	3.3	1.0
Provision for income taxes	0.7	0.9	0.9	0.1
Net income	3.2	4.2	2.4	0.9
Less: net income attributable to noncontrolling interest	0.1	0.1	0.1	0.1
Net income attributable to Pennant	3.1%	4.1%	2.3%	0.8%

The following table presents our consolidated GAAP Financial measures for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Consolidated GAAP Financial Measures:
Total revenue	$140,192	$118,350	$398,937	$348,576
Total expenses	$133,131	$111,206	$381,335	$342,221
Income from operations	$7,061	$7,144	$17,602	$6,355

The following tables present certain financial information regarding our reportable segments. General and administrative expenses are not allocated to the reportable segments and are included in “All Other”:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Three Months Ended September 30, 2023
Revenue	$101,474	$38,718	$—	$140,192
Segment Adjusted EBITDAR from Operations	$17,271	$11,473	$(8,097)	$20,647
Three Months Ended September 30, 2022
Revenue	$85,779	$32,571	$—	$118,350
Segment Adjusted EBITDAR from Operations	$15,380	$9,370	$(7,779)	$16,971

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Nine Months Ended September 30, 2023
Revenue	$287,573	$111,364	$—	$398,937
Segment Adjusted EBITDAR from Operations	$47,364	$33,394	$(23,496)	$57,262
Nine Months Ended September 30, 2022
Revenue	$251,598	$96,978	$—	$348,576
Segment Adjusted EBITDAR from Operations	$45,056	$27,573	$(23,795)	$48,834

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations to Condensed Consolidated Income from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Segment Adjusted EBITDAR from Operations(a)	$20,647	$16,971	$57,262	$48,834
Less: Depreciation and amortization	1,323	1,251	3,817	3,677
Rent—cost of services	10,006	9,391	29,439	28,520
Other (expense) income	(37)	(18)	28	(50)
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(b)	(108)	430	160	938
Share-based compensation expense(c)	1,391	(2,501)	4,164	2,319
Acquisition related costs and credit allowances(d)	71	1,000	175	1,014
Costs associated with transitioning operations(e)	10	144	595	6,078
Unusual, non-recurring or redundant charges(f)	1,009	293	1,633	370
Add: Net income attributable to noncontrolling interest	79	163	351	387
Condensed Consolidated Income from Operations	$7,061	$7,144	$17,602	$6,355

(a)	Segment Adjusted EBITDAR from Operations is net income (loss) attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs and credit allowances, (4) the costs associated with transitioning operations, (5) unusual, non-recurring or redundant charges, and (6) net income attributable to noncontrolling interest. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(b)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(c)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(d)	Non-capitalizable costs associated with acquisitions, credit allowances, and write offs for amounts in dispute with the prior owners of certain acquired operations.
(e)	During the nine months ended September 30, 2023, an affiliate of the Company placed its memory care units into transition and is actively seeking to sublease the units to an unrelated third party. The amount above represents the net operating impact attributable to the units in transition. The amounts reported exclude rent and depreciation and amortization expense related to such operations and include legal settlement costs associated with one of the entities transitioned to Ensign.

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
(f)	Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses. The amounts reported for the nine months ended September 30, 2022 include certain costs identified as redundant or non-recurring incurred by the Company for services provided by Ensign under the Transition Services Agreement, and were included in general and administrative expense.
Performance and Valuation Measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Consolidated Non-GAAP Financial Measures:
Performance Metrics
Consolidated EBITDA	$8,268	$8,214	$21,096	$9,595
Consolidated Adjusted EBITDA	$10,880	$7,895	$28,864	$21,648
Valuation Metric
Consolidated Adjusted EBITDAR	$20,647		$57,262

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Segment Non-GAAP Measures:(a)
Segment Adjusted EBITDA from Operations
Home health and hospice services	$15,904	$14,208	$43,476	$41,452
Senior living services	$3,073	$1,466	$8,884	$3,991

(a)	General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss.

The tables below reconcile Consolidated Net Income to the consolidated Non-GAAP financial measures, Consolidated EBITDA and Consolidated Adjusted EBITDA, and to the Non-GAAP valuation measure, Consolidated Adjusted EBITDAR, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Consolidated net income	$4,462	$4,994	$9,381	$3,556
Less: Net income attributable to noncontrolling interest	79	163	351	387
Add: Provision for income taxes	1,066	1,074	3,894	241
Interest expense, net	1,496	1,058	4,355	2,508
Depreciation and amortization	1,323	1,251	3,817	3,677
Consolidated EBITDA	8,268	8,214	21,096	9,595
Adjustments to Consolidated EBITDA
Add: Costs at start-up operations(a)	(108)	430	160	938
Share-based compensation expense(b)	1,391	(2,501)	4,164	2,319
Acquisition related costs and credit allowances(c)	71	1,000	175	1,014
Costs associated with transitioning operations(d)	10	144	595	6,078
Unusual, non-recurring or redundant charges(e)	1,009	293	1,633	370
Rent related to items (a) and (d) above	239	315	1,041	1,334
Consolidated Adjusted EBITDA	10,880	7,895	28,864	21,648
Rent—cost of services	10,006	9,391	29,439	28,520
Rent related to items (a) and (d) above	(239)	(315)	(1,041)	(1,334)
Adjusted rent—cost of services	9,767	9,076	28,398	27,186
Consolidated Adjusted EBITDAR	$20,647		$57,262

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(c)	Non-capitalizable costs associated with acquisitions, credit allowances, and write offs for amounts in dispute with the prior owners of certain acquired operations.
(d)	During the nine months ended September 30, 2023, an affiliate of the Company placed its memory care units into transition and is actively seeking to sublease the units to an unrelated third party. The amount above represents the net operating impact attributable to the units in transition. The amounts reported exclude rent and depreciation and amortization expense related to such operations and include legal settlement costs associated with one of the entities transitioned to Ensign.

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
(e)
Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses. The amounts reported for the nine months ended September 30, 2022 include certain costs identified as redundant or non-recurring incurred by the Company for services provided by Ensign under the Transition Services Agreement, and were included in general and administrative expense.

The tables below reconciles Segment Adjusted EBITDAR from Operations to Segment Adjusted EBITDA from Operations for the periods presented:

	Three Months Ended September 30,
	Home Health and Hospice		Senior Living
	2023	2022	2023	2022
	(In thousands)
Segment Adjusted EBITDAR from Operations	$17,271	$15,380	$11,473	$9,370
Less: Rent—cost of services	1,439	1,262	8,567	8,129
Rent related to start-up and transitioning operations	(72)	(90)	(167)	(225)
Segment Adjusted EBITDA from Operations	$15,904	$14,208	$3,073	$1,466

	Nine Months Ended September 30,
	Home Health and Hospice		Senior Living
	2023	2022	2023	2022
	(In thousands)
Segment Adjusted EBITDAR from Operations	$47,364	$45,056	$33,394	$27,573
Less: Rent—cost of services	4,136	3,765	25,303	24,755
Rent related to start-up and transitioning operations	(248)	(161)	(793)	(1,173)
Segment Adjusted EBITDA from Operations	$43,476	$41,452	$8,884	$3,991

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

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Revenue

	Three Months Ended September 30,
	2023		2022
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$44,921	32.0%	$39,873	33.8%
Hospice	50,371	35.9	40,522	34.2
Home care and other(a)	6,182	4.4	5,384	4.5
Total home health and hospice services	101,474	72.3	85,779	72.5
Senior living services	38,718	27.7	32,571	27.5
Total revenue	$140,192	100.0%	$118,350	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $21.8 million, or 18.5% during the three months ended September 30, 2023. We experienced growth of $15.7 million from increased operational performance in our Home Health and Hospice segment from increased admissions and rates when compared to the three months ended September 30, 2022. The growth in our Senior Living segment resulted in an increase in revenue of $6.1 million driven primarily by the combination of increased occupancy and improved average rate per occupied room.
Home Health and Hospice Services

	Three Months Ended September 30,
	2023	2022	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$44,921	$39,873	$5,048	12.7%
Hospice services	50,371	40,522	9,849	24.3
Home care and other	6,182	5,384	798	14.8
Total home health and hospice revenue	$101,474	$85,779	$15,695	18.3%

	Three Months Ended September 30,
	2023	2022	Change	% Change
Home health services:
Total home health admissions	10,829	10,152	677	6.7%
Total Medicare home health admissions	4,640	4,637	3	0.1
Average Medicare revenue per 60-day completed episode	$3,585	$3,553	$32	0.9
Hospice services:
Total hospice admissions	2,433	2,392	41	1.7
Average daily hospice census	2,698	2,293	405	17.7
Hospice Medicare revenue per day	$183	$176	$7	4.0
Number of home health and hospice agencies at period end	103	94	9	9.6

Home health and hospice revenue increased $15.7 million, or 18.3%. Revenue grew due to an increase in certain key performance indicators including, an increase of 6.7% in total home health admissions, an increase in total hospice admissions of 1.7%, an increase in average daily hospice census of 17.7%, and an increase of 4.0% in hospice Medicare revenue per day, during the three months ended September 30, 2023 compared to the prior year quarter. Growth was also driven by the addition of nine home health and hospice operations between September 30, 2022 and September 30, 2023, resulting in an increase of $3.8 million or 4.4%.

Senior Living Services

	Three Months Ended September 30,
	2023	2022	Change	% Change

Revenue (in thousands)	$38,718	$32,571	$6,147	18.9%
Number of communities at period end	51	49	2	4.1
Occupancy	78.9%	76.5%	2.4%
Average monthly revenue per occupied unit	$3,991	$3,560	$431	12.1

Senior living revenue increased $6.1 million, or 18.9%, for the three months ended September 30, 2023 compared to the prior year quarter. Revenue grew primarily due to a 12.1% increase in average monthly revenue per occupied unit and an increase of 240 basis points in occupancy between September 30, 2022 and September 30, 2023. Growth was also driven by the addition of two senior living communities between September 30, 2022 and September 30, 2023, resulting in an increase of $0.6 million or 1.8% overall.

Cost of Services

The following table sets forth total cost of services by each of our reportable segments for the periods indicated:

	Three Months Ended September 30,
	2023	2022	Change	% Change
	(In thousands)
Home Health and Hospice	$84,795	$71,112	$13,683	19.2%
Senior Living	27,589	23,568	4,021	17.1
Total cost of services	$112,384	$94,680	$17,704	18.7%

Total consolidated cost of services increased $17.7 million, or 18.7%, for the three months ended September 30, 2023 when compared to the three months ended September 30, 2022. Cost of services as a percentage of revenue increased by 20 basis points from 80.0% to 80.2% for the three months ended September 30, 2023 when compared to the three months ended September 30, 2022.

Home Health and Hospice Services

	Three Months Ended September 30,
	2023	2022	Change	% Change
	(In thousands)
Cost of service	$84,795	$71,112	$13,683	19.2%
Cost of services as a percentage of revenue	83.6%	82.9%	0.7%

Cost of services related to our Home Health and Hospice Services segment increased $13.7 million, or 19.2%, primarily due to increased volume of services provided. Cost of services as a percentage of revenue for the three months ended September 30, 2023 increased 70 basis points for the three months ended September 30, 2023 when compared to the three months ended September 30, 2022, primarily due to increased wages, benefits and other staffing costs.

Senior Living Services

	Three Months Ended September 30,
	2023	2022	Change	% Change
	(In thousands)
Cost of service	$27,589	$23,568	$4,021	17.1%
Cost of services as a percentage of revenue	71.3%	72.4%	(1.1)%

Cost of services related to our Senior Living Services segment increased $4.0 million, or 17.1%, primarily due to increased wages and benefits. As a percentage of revenue, costs of service decreased by 110 basis points for the three months ended September 30, 2023 when compared to the three months ended September 30, 2022.

Rent—Cost of Services. Rent expense increased 6.5% from $9.4 million to $10.0 million in the three months ended September 30, 2023 when compared to the three months ended September 30, 2022, primarily as a result of the newly acquired senior living communities. Rent as a percentage of total revenue decreased 80 basis points from 7.9% to 7.1% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

General and Administrative Expense. Our general and administrative expense increased $3.5 million or 60.2% from $5.9 million to $9.4 million for the three months ended September 30, 2023 when compared to the three months ended September 30, 2022. General and administrative expense as a percentage of revenue increased 170 basis points from 5.0% to 6.7%. The primary driver of the increase in general and administrative expense was the increase in share-based compensation of $3.7 million due primarily to the modification of certain outstanding RSUs during the three months ended September 30, 2022 that resulted in a reduction of expense in that quarter. For further detail see Note 12, Options and Awards to the Interim Financial Statements included elsewhere in this Quarterly Report.

Depreciation and Amortization. Depreciation and amortization expense was essentially flat as a percentage of total revenue. The impact of increased capital expenditures on depreciation was offset by the prior year impairment of assets that were transferred to Ensign during the current year.

Provision for Income Taxes. We recorded income tax expense of $1.1 million and $1.1 million or 19.3% and 17.7% of earnings before income taxes for the three months ended September 30, 2023 and 2022, respectively. The increase in the effective tax rate is primarily due to not having the impact of the Ensign Transaction in the current year.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Revenue

	Nine Months Ended September 30,
	2023		2022
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$129,112	32.4%	$117,962	33.8%
Hospice	140,222	35.1	117,704	33.8
Home care and other(a)	18,239	4.6	15,932	4.6
Total home health and hospice services	287,573	72.1	251,598	72.2
Senior living services	111,364	27.9	96,978	27.8
Total revenue	$398,937	100.0%	$348,576	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $50.4 million, or 14.4%, during the nine months ended September 30, 2023. The increase in revenue was driven by increases in key metrics for home health and hospice and senior living, including hospice admissions, hospice revenue per day, hospice average daily census, senior living occupancy, and senior living revenue per occupied room.

Home Health and Hospice Services

	Nine Months Ended September 30,
	2023	2022	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$129,112	$117,962	$11,150	9.5%
Hospice services	140,222	117,704	22,518	19.1
Home care and other	18,239	15,932	2,307	14.5
Total home health and hospice revenue	$287,573	$251,598	$35,975	14.3%

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Home health services:
Total home health admissions	32,180	30,389	1,791	5.9%
Total Medicare home health admissions	14,437	13,952	485	3.5
Average Medicare revenue per 60-day completed episode(a)	$3,536	$3,543	$(7)	(0.2)
Hospice services:
Total hospice admissions	7,206	6,920	286	4.1
Average daily census	2,544	2,270	274	12.1
Hospice Medicare revenue per day	$184	$177	$7	4.0
Number of home health and hospice agencies at period end	103	94	9	9.6

(a)	The year-to-date average for Medicare revenue per 60-day completed episode includes post period claim adjustments for prior periods.

Home health and hospice revenue increased $36.0 million, or 14.3% during the nine months ended September 30, 2023. Segment revenue grew primarily due an increase in hospice average daily census of 12.1%, an increase of 5.9% in home health admissions, inclusive of an increase in total Medicare home health admissions of 3.5%, and an increase of 4.1% in hospice admissions. The addition of nine home health and hospice operations between September 30, 2022 and September 30, 2023, added revenue of $5.7 million or 2.3%.

Senior Living Services

	Nine Months Ended September 30,
	2023	2022	Change	% Change

Revenue (in thousands)	$111,364	$96,978	$14,386	14.8%
Number of communities at period end	51	49	2	4.1
Occupancy	78.4%	75.1%	3.3%
Average monthly revenue per occupied unit	$3,927	$3,465	$462	13.3

Senior living revenue increased $14.4 million, or 14.8%, for the nine months ended September 30, 2023 compared to the same period in the prior year primarily due to an increase of 13.3% in average monthly revenue per occupied unit and an increase of 330 basis points in the occupancy rate between September 30, 2022 and September 30, 2023. The acquisition of two senior living communities between September 30, 2022 and September 30, 2023, added $1.1 million or 1.2% in revenue.

Cost of Services

	Nine Months Ended September 30,
	2023	2022	Change	% Change
	(In thousands)
Home Health and Hospice	$242,280	$208,345	$33,935	16.3%
Senior Living	78,882	69,313	9,569	13.8
Total cost of services	$321,162	$277,658	$43,504	15.7%

Consolidated cost of services increased $43.5 million, or 15.7%, during the nine months ended September 30, 2023. Cost of services as a percentage of revenue for the nine months ended September 30, 2023 increased by 80 basis points to 80.5% from 79.7% compared to the nine months ended September 30, 2022.

Home Health and Hospice Services

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Cost of service (in thousands)	$242,280	$208,345	$33,935	16.3%
Cost of services as a percentage of revenue	84.2%	82.8%	1.4%

Cost of services related to our Home Health and Hospice services segment increased $33.9 million, or 16.3%, primarily due to the increased volume of services from the growth in admissions and average daily census. Cost of services as a percentage of revenue for the nine months ended September 30, 2023 increased by 140 basis points compared to the nine months ended September 30, 2022 primarily due to increased wages and benefits.

Senior Living Services

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Cost of service (in thousands)	$78,882	$69,313	$9,569	13.8%
Cost of services as a percentage of revenue	70.8%	71.5%	(0.7)%

Cost of services related to our Senior Living services segment increased $9.6 million, or 13.8%, during the nine months ended September 30, 2023 in response to higher occupancy and wage rate increases. As a percentage of revenue, costs of service decreased by 70 basis points during the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022.

Rent—Cost of Services. Rent increased 3.2% from $28.5 million to $29.4 million during the nine months ended September 30, 2023 compared to the same period in the prior year, primarily as a result of the newly acquired senior living communities. As a percentage of revenue, rent—cost of services decreased 80 basis points when compared to the nine months ended September 30, 2022 due to improved senior living performance.

General and Administrative Expense. Our general and administrative expense increased $1.3 million, or 4.9%, from $25.7 million to $26.9 million for the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022. The increase in general and administrative expense was due to an increase of $1.4 million in share-based compensation, for the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022.

Depreciation and Amortization. Depreciation and amortization expense was essentially flat as a percentage of total revenue.

Loss on asset dispositions and impairment, net. Loss on asset dispositions and impairment, net decreased $6.7 million for the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022 due to senior living communities transferred to Ensign in 2022.

Provision for Income Taxes. We recorded income tax expense of $3.9 million and $0.2 million, or 29.3% and 6.3% of earnings before income taxes, for the nine months ended September 30, 2023 and 2022, respectively. The increase in the effective tax rate is primarily due to not having the impact of the Ensign Transaction in the current year.

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

The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of September 30, 2023, the Company was compliant with all such financial covenants.

As of September 30, 2023, we had $3.4 million of cash and $90.8 million of available borrowing capacity on our Revolving Credit Facility.

We believe that our existing cash, cash generated through operations, and access to available borrowing capacity under our existing Credit Agreement, will be sufficient to provide adequate liquidity for the next twelve months for our operating activities and for opportunities of acquisition growth.

The following table presents selected data from our Condensed Consolidated Statement of Cash Flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$27,910	$12,974
Net cash used in investing activities	(17,576)	(20,176)
Net cash (used in) provided by financing activities	(9,030)	4,967
Net increase (decrease) in cash	1,304	(2,235)
Cash at beginning of period	2,079	5,190
Cash at end of period	$3,383	$2,955

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Our net cash flow from operating activities for the nine months ended September 30, 2023 increased by $14.9 million when compared to the nine months ended September 30, 2022. The primary driver of this difference was a $5.9 million increase in Net income, and a $4.9 million net increase in cash flows from the change in operating assets and liabilities, partially offset by a decrease of $4.2 million in non-cash expenses.

Our net cash used in investing activities for the nine months ended September 30, 2023 decreased by $2.6 million compared to the nine months ended September 30, 2022, primarily driven by a $2.1 million increase in business acquisitions and other assets offset by a $4.7 million decrease in purchases of property and equipment during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Our net cash used in financing activities increased by approximately $14.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to a net reduction in the balance on our line of credit during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We are exposed to risks associated with market changes in interest rates. On June 12, 2023, Pennant entered into a second amendment to the Credit Agreement that modified the reference rate from LIBOR to SOFR. A 1.0% interest rate change would cause interest expense to change by approximately $0.6 million annually based upon our outstanding long-term debt as of September 30, 2023. We manage our exposure to this market risk by monitoring available financing alternatives.

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

Any economic downturn, deepening of an economic downturn, continued deficit spending by the Federal Government or state budget pressures may result in a reduction in payments and covered services. Adverse economic developments in the United States could lead to a reduction in Federal Government expenditures, including governmentally funded programs in which we participate, such as Medicare and Medicaid. In addition, if at any time the Federal Government is not able to meet its debt payments due to Congress failing to appropriate funds for the payment of these obligations, the Federal Government may stop or delay making payments on its obligations, including funding for government programs in which we participate, such as Medicare and Medicaid. Failure of the government to make payments under these programs could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Further, any failure by the United States Congress to complete the federal budget process and fund government operations may result in a Federal Government shutdown, potentially causing us to incur substantial costs without reimbursement under the Medicare program, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. As an example, the failure of the 2011 Joint Select Committee to meet its Deficit Reduction goal resulted in an automatic reduction in Medicare home health and hospice payments of 2% beginning April 1, 2013 ("sequestration" - suspended from May 1, 2020 through March 31, 2022; reinstated at 1% for the period April 1, 2022 through June 30, 2022 and at 2% thereafter). In addition, the Federal Reserve has increased interest rates repeatedly and significantly in recent quarters and may further increase or decrease interest rates in future quarters, impacting our cost of capital, our operating costs, and the economy as a whole.

Union activity is increasing and could impact our operations. Throughout 2023, there has been a trend of increasing union activity, including strikes in the health care industry and in locations, such as California, in which we operate. Labor disputes and unionization efforts, among our own employees or among the employees of our referral partners, payors, vendors, joint venture partners, acquisition targets, or other parties, could lead to work stoppages, slowdown, strikes, lockouts, and increased costs, which could materially impact our operations.

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

The Pennant Group, Inc.

Dated: November 7, 2023	BY:	/s/ LYNETTE B. WALBOM
Lynette B. Walbom
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)