Form 10-K
period 2023-12-31
Pennant Group, Inc.
filed 2024-02-28
CIK 1766400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2023.

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

As of February 27, 2024, 30,012,588 shares of the registrant’s common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2023) was approximately $352,279,000 based upon the closing price of the common stock on such date. For purposes of this calculation, the registrant has excluded the market value of all common stock beneficially owned by all executive officers and directors of the registrant.

Note on Incorporation by Reference

Part III of this Form 10-K incorporates information by reference from the Registrant's definitive proxy statement on Schedule 14A for the Registrant's 2024 Annual Meeting of Stockholders to be filed within 120 days after the close of the fiscal year covered by this annual report.

THE PENNANT GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

Cautionary Note Regarding Forward-Looking Statements

Our reports, filings and other public announcements, including this Annual Report on Form 10-K may from time to time contain statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and typically include, but are not limited to, our expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities and plans and objectives of management. Forward-looking statements can often be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “seek,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed in Part I, Item 1A., Risk Factors, of this Annual Report on Form 10-K for the year ended December 31, 2023. Accordingly, you should not rely upon forward-looking statements as predictions of future events. These forward-looking statements speak only as of the date of this Annual Report, and are based on our current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

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

The Pennant Group, Inc. is a holding company with no direct operating assets, employees or revenues. In addition, certain of our wholly-owned independent subsidiaries, collectively referred to as the “Service Center,” provide centralized accounting, payroll, human resources, information technology, legal, risk management, compliance oversight and other services to the other independent operating subsidiaries through contractual relationships with such subsidiaries.

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

As of December 31, 2023, we operate multiple lines of business, including home health, hospice and senior living, throughout Arizona, California, Colorado, Idaho, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. We provide home health and hospice services through 111 agencies, and senior living services at 51 communities with 3,588 total units in our assisted living, independent living and memory care business. We derive revenue from a diversified blend of payors including Medicare and Medicaid programs, private pay patients and residents and managed care payors.

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

We believe our home health and hospice businesses are able to achieve quality outcomes—as measured by multiple industry and value-based metrics (such as hospital readmission rates)—in cost-effective settings. We believe our senior living business is able to offer our residents a safe and tailored quality-of-life at an affordable cost, thus appealing to a broad population. With our platform of diversified service offerings, we believe that we are well-positioned to take advantage of favorable demographic shifts as well as industry trends that reward providers offering quality care in lower cost settings.

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

Our model is innovative because each operation has been, and will continue to be, an independent operating subsidiary that functions under the direction of local clinical and operational leaders, each of whom is empowered to make decisions based on the unique needs of the patients or residents, partners and communities they serve. This is in contrast to typical models where control and key decision-making is centralized at the corporate level. Moreover, we utilize a “cluster model,” where every operation is part of a defined “cluster,” which is a group of geographically proximate operations working together to allow leaders to communicate and provide support and accountability to each other. Clusters create incentives for leaders to share best practices and real-time data and benchmark clinical and financial performance with their cluster partners. We believe this locally-driven data-sharing and peer accountability model is unique among healthcare and senior living providers and has proven effective in improving clinical care, enhancing patient and resident satisfaction and promoting operational efficiencies. This “cluster” operating model is the same model used by local leaders prior to our spin-off from Ensign in 2019 (further discussed below under Company History) and is key to the success of our future operations.

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

Lastly, while our teams are local, they are also supported by cutting-edge systems and our “Service Center”, which is staffed with teams of subject-matter experts who advise regarding their respective fields of expertise, including information technology, compliance oversight, human resources, accounting, payroll, legal, risk management, and other services. The partnership and peer accountability that exists between our local leaders and Service Center resources allows each operation to improve while benefiting from the technical expertise, systems and accountability provided by our Service Center.

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

Company History

The Pennant Group, Inc. was incorporated as a Delaware corporation on January 24, 2019, for the purpose of holding the home health and hospice agencies and substantially all of the senior living businesses of The Ensign Group, Inc. (“Ensign”), which was formed in 1999 with the goal of establishing a new level of quality care within the skilled nursing industry. On October 1, 2019, Ensign completed the separation of Pennant (the “Spin-Off”). We believe that, through our innovative operating model, we can foster a new level of patient care and professional competence at our independent operating subsidiaries and set new industry standards for quality home health and hospice and senior living services.

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

We have two reportable segments: (1) home health and hospice services, which includes our home health, hospice and home care businesses; and (2) senior living services, which includes our assisted living, independent living and memory care communities. We also report an “all other” category that includes general and administrative expense. Our reporting segments are business units that offer different services and are managed separately to provide greater visibility into those operations. For more information about our operating segments, as well as financial information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6, Business Segments, to the Consolidated Financial Statements.

Services

Home Health and Hospice. As of December 31, 2023, we provided home health and hospice services through 111 agencies. Our home health services consist of providing a combination of clinical services including nursing, speech, occupational and physical therapy, medical social work and home health aide services within a patient's home. Home health is often a cost-effective solution for patients and can also increase their quality of life by allowing them to receive excellent clinical services in the comfort and convenience of each patient’s home. Our hospice services focus on the physical, spiritual and psychosocial needs of terminally ill patients and their families and consist primarily of clinical care, education and counseling. We generated approximately 66.9%, 67.7% and 70.0% of our home health and hospice revenue from Medicare during the years ended December 31, 2023, 2022 and 2021, respectively.

Senior Living. As of December 31, 2023, we provided assisted living, independent living and memory care services in 51 communities with 3,588 total available units. Our senior living operations provide a variety of services tailored to our residents’ needs, including residential accommodations, activities, meals, housekeeping and assistance in the activities of daily living to seniors who are independent or who require some support not at the level of clinical care provided in a skilled nursing facility. We generate revenue in these communities primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs. We derived approximately 68.8%, 71.3% and 71.3% of our senior living revenue from private pay sources during the years ended December 31, 2023, 2022 and 2021, respectively.

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

Pursue Disciplined Acquisition Strategy. The disciplined acquisition and integration of strategic and underperforming operations is a key element of our past success and is integral to our future growth plans. Historically, we have successfully transitioned both turnaround and stable target businesses, transforming them into top-quality operations preferred by referral sources. We plan to continue to take advantage of the fragmented home health, hospice and senior living industries by being disciplined in acquiring strategic and underperforming operations within both our existing and new geographic markets. With experienced leaders in place at the local level and demonstrated success in improving operating conditions at acquired businesses, we believe we are well positioned to continue expanding our footprint through disciplined acquisitions.

Leverage Our Operational Capabilities to Expand Partnerships. Our local leadership approach enables us to adapt to and efficiently meet the needs of our partners in the communities we serve. Our clinical and data analytics capabilities foster solutions and allow us to optimize clinical outcomes. We use this data to communicate with key partners in an effort to reduce overall cost of care and drive improved clinical outcomes. We also operate joint ventures with leading health systems, which allows us to expand our partnership in the space, and may undertake additional joint ventures in the future. We will continue to expand formal and informal partnerships across the healthcare continuum by strategically investing in programs and data analytics that help us and our partners improve care transitions, achieve better outcomes and reduce costs.

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

From 2014 to 2023, we grew our home health and hospice services and senior living services revenue by 502.8% or a compounded annual growth rate of 22.1%.

Revenue Growth Since 2014 (Dollars in Millions)

$90.4
$35.9
$54.5
$159.2
$68.8
$90.4
$217.2
$101.4
$115.8
$251.0
$108.6
$142.4
$286.1
$117.0
$169.1
$338.5
$131.9
$206.6
$391.0
$137.3
$253.7
$439.6
$130.1
$309.5
$473.2
$131.0
$342.2
$544.9
$150.4
$394.5
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
Home Health and Hospice
Senior Living

From December 31, 2014 to December 31, 2023, we grew the number of our home health and hospice agencies and senior living units by 344.0% and 126.1%, respectively.

Agency and Unit Growth Since 2014

	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Home health and hospice agencies	25	32	39	46	54	63	76	88	95	111
Senior living communities(a)	15	36	36	43	50	52	54	54	49	51
Senior living units(a)	1,587	3,184	3,184	3,434	3,820	3,963	4,127	4,127	3,500	3,588
Total number of home health, hospice, and senior living operations	40	68	75	89	104	115	130	142	144	162

(a)
During January 2022, affiliates of the Company entered into certain operations transfer agreements with affiliates of Ensign, providing for the transfer of the operations of five senior living communities.

We aim to continue to grow our revenue and earnings by expanding our existing operations and acquiring additional operations in existing and new markets.

Industry Trends

The healthcare sector is one of the largest and fastest-growing sectors of the U.S. economy. According to the Centers for Medicare and Medicaid Services (“CMS”), national healthcare spending increased from 8.9% of U.S. GDP, or $253 billion, in 1980 to an estimated 17.3% of GDP, or $4.5 trillion, in 2022. CMS projects national healthcare spending will grow by an average of 5.1% annually from 2021 through 2030, accounting for approximately 19.6% of U.S. GDP, or approximately $6.8 trillion, in 2030.

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

Payor Sources

We derive revenue primarily from Medicare and Medicaid programs, managed care and private insurance, and private and other payors.

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

The following table sets forth our total revenue by payor source as a percent of revenue generated by each of our reportable segments and as a percentage of total revenue for the year ended December 31, 2023:

	Year Ended December 31, 2023
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue
Medicare	48.1%	86.2%	—%	48.4%
Medicaid	4.8	10.7	31.2	14.2
Subtotal	52.9	96.9	31.2	62.6
Managed care	34.2	2.8	—	13.5
Private and other(a)	13.0	0.3	68.8	23.9
Total revenue	100.0%	100.0%	100.0%	100.0%

(a)	Private and other payors in our home health and hospice services segment includes revenue from all payors generated in our home care operations.

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

Increased competition could limit our ability to attract and retain patients and residents, maintain or increase rates of reimbursement or to expand our business. Some of our competitors have greater financial and other resources than we have, may have greater brand recognition and may be more established in their respective communities than we are. Competing companies may also offer newer or more recently renovated communities or different programs or services than we offer and may, therefore, attract individuals who are currently patients of our operations, potential residents of our senior living communities, or who are otherwise receiving our healthcare services. Other competitors may have lower expenses or other competitive advantages than us and, therefore, provide services at lower prices than we offer.

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

Innovative Operating Model. We believe healthcare should be operated primarily as a local business. Our innovative operating model, described in Part 1, Item 1 - “Our Innovative Operating Model”, is one of our key competitive strengths.

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

Superior Clinical Outcomes and Quality Care. We will continue to succeed by delivering high quality home health, hospice and senior living services. Using the CMS five-star quality rating criteria, our home health agencies achieved an average of 4.1 out of 5 stars across all agencies for the for the year ended December 31, 2023, compared to the industry average of 3.0 stars (see Government Regulation below for further discussion on the five-star quality rating system). Our locally driven, patient-centered approach to clinical care allows us to meet the unique needs of our patients, resulting in improved clinical outcomes, including reduced hospital readmission rates. These improved outcomes are driven by both our talented local clinicians and our data-driven analytical approach to patient care and risk stratification. We believe that our achievement of high-quality clinical outcomes positions us as a solution for patients, residents and referral sources, leading to census growth and improved profitability.

Diversified Portfolio by Payor and Services. As of December 31, 2023, we operated 111 home health and hospice agencies and 51 senior living communities across 13 states. Because of this diversified portfolio, our blended payor mix was 48.4% Medicare, 14.2% Medicaid, 13.5% managed care and 23.9% private pay for the year ended December 31, 2023. Our balanced payor mix can provide greater business stability through economic cycles and mitigates volatility arising from government-driven reimbursement changes. For the year ended December 31, 2023, we generated 72.4% of our revenue from home health and hospice services and 27.6% of our revenue from senior living services. Our diversified service portfolio allows us to opportunistically execute on our acquisition strategy as valuations fluctuate over industry cycles.

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

Human Capital

The operation of our home health and hospice operations and senior living communities requires a large number of highly skilled healthcare professionals and support staff. As of December 31, 2023, we had 5,791 employees who were employed by our independent operating subsidiaries or our Service Center.

Our ability to attract and retain future leaders is critical to our ongoing success. Therefore, we are dedicated to continuously recruiting and developing a diverse group of capable leaders. As described in Part 1, Item 1., Grow Talent Base and Develop Future Leaders, our CEO-in-Training program provides significant in-person instruction and extensive training with key leaders from across the organization to empower local leaders.

For the year ended December 31, 2023, 58.3% of our total expenses were payroll related. Periodically, market forces, which vary by region, require that we increase wages in excess of general inflation or in excess of increases in reimbursement rates we receive. We believe that we staff appropriately, focusing primarily on the acuity level and day-to-day needs of our patients and residents. We seek to manage our labor costs by improving staff retention, improving operating efficiencies, maintaining competitive wage rates and benefits and reducing reliance on overtime compensation and temporary nursing agency services.

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

Recent Updates

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

On November 1, 2023, CMS finalized rules regarding the administration of a Hospice Special Focus Program (“HSFP”) beginning in CY 2024. Under this final rule, CMS established the data sources for identifying hospices for inclusion in the HSFP, defined the scoring system, and set the criteria for selection into the HSFP. Based on public comments, CMS is finalizing the HSFP without any modifications of the proposed rule with respect to the hospice care index (“HCI”) score, standardization of HCI scores, and addressing how missing scores will be handled in the HSFP algorithm. Specifically, for missing scores, CMS will replace a hospice’s missing score with a zero after standardization, which is equivalent to replacing a non-reporting hospice’s missing data with the average value for that score or measure. This final rule mandates hospices in the HSFP to be surveyed at least semiannually over 18 months. This final rule also outlines conditions for successful completion and exit from the HSFP, as well as termination from the Medicaid program for those hospices that cannot meet substantial compliance for surveys conducted during the HSFP. Additionally, the final rule implements an informal resolution process for disputes between CMS and hospices related to condition-level deficiencies, similar to the process for home health agencies.

On November 1, 2023, CMS issued the CY 2024 Home Health Prospective Payment System Final Rule (“Home Health Payment Final Rule”). The Home Health Payment Final Rule finalizes an estimated 0.8% aggregate increase to all home health agencies in CY 2024. This increase reflects the effects of the 3.0% home health payment update percentage ($525 million increase), an estimated 2.6% decrease that reflects the net effects of CMS’s finalized prospective permanent behavior assumption adjustment across all payments (half of the full proposed adjustment), ($455 million decrease), and an estimated 0.4% increase that reflects the effects of an update to the fixed-dollar loss ratio used in determining outlier payments ($70 million increase). CMS also finalized recalibrated case-mix weights and low utilization payment adjustment thresholds using 2022 data. Overall, the Home Health Payment Final Rule estimates that Medicare payments to all home health agencies will increase in the aggregate by $140 million based on its contents.

General. The laws and statutes affecting the regulatory landscape of the home health, hospice and senior living industries continue to expand. We expect that these changes will continue. In addition to this changing regulatory environment, federal, state and local officials are increasingly focusing their efforts on the enforcement of these laws. In order to operate our businesses, we must comply with federal, state and local laws relating to, among other things, licensure, delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, immigration, employment, rate-setting, billing and reimbursement, building codes and environmental protection. Additionally, we must also adhere to federal and state anti-fraud and abuse laws, such as anti-kickback statutes and, physician referral laws, as well as safety and health standards set by the Occupational Safety and Health Administration (“OSHA”). Changes in laws or regulations, or new interpretations of existing laws may have an adverse impact on our methods and costs of doing business.

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

Home Health Star Rating. As a consumer tool for selecting a home health provider, CMS has used a five-star rating model to rate home health agencies since 2015. This Quality of Patient Care Star Rating is a summary measure of a home health agency’s performance based upon how well it provides patient care. CMS uses seven measurements indicating quality to determine its quality of patient care rating, including how often the agency initiated care in a timely manner, how often patients demonstrated improvements in ambulation, bed transferring, bathing, oral medication administration, less shortness of breath, and decreased need for acute care hospitalization. According to CMS, a 3-star rating means the agency provides good quality of care, as a 3-star rating applies to most home health agencies. According to the November 2023 quarterly refresh of CMS Home Health Compare star rating criteria, our home health agencies have achieved an average of 4.1 out of 5 stars across all agencies compared to the industry average of 3.0 stars.

Home Health Reimbursement Under PDGM. To qualify for home health services, Medicare CoPs require that beneficiaries (1) be homebound (meaning that the beneficiary is unable to leave his/her home without a considerable and taxing effort); (2) require intermittent skilled nursing, physical therapy, or speech therapy services; (3) have a face to face encounter that (a) has occurred no more than 90 days prior to the start of care or within 30 days after the start of care, (b) was related to the primary reason the patient requires home health services, and (c) was performed by a physician or allowed non-physician provider; and (4) receive treatment under a plan of care established and periodically reviewed by a physician.

Under PDGM, Medicare provides agencies with payments for each 30-day payment period provided to beneficiaries. There is no limit to the number of periods of care a beneficiary who remains eligible for the home health benefit can receive. The reimbursement rate is determined by a set of factors intended to account for the cost of providing care to each patient. Payments may be adjusted for certain variables including, but not limited to the number of visits provided, patient transfers, and other factors.

Home Health Value Based Purchasing (“HHVBP”). The Center for Medicare and Medicaid Innovation (“Innovation Center”) implemented the original HHVBP Model from January 1, 2016 through December 31, 2021. The model was designed to support greater quality and efficiency of care among Medicare-certified Home Health Agencies (“HHA”) across the nation. The HHVBP Model supported efforts to build a health care system that delivers better care, spends health care dollars more wisely, and results in healthier people and communities. All Medicare-

certified HHAs that provided services in Massachusetts, Maryland, North Carolina, Florida, Washington, Arizona, Iowa, Nebraska, and Tennessee competed on value, where payment was tied to quality performance. The overall purpose of the HHVBP Model was to improve the quality and delivery of home health care services to Medicare beneficiaries with specific goals to; provide incentives for better quality care with greater efficiency, study new potential quality and efficiency measures for appropriateness in the home health setting, and, enhance the public reporting process. The HHVBP Model was expanded nationwide in the Calendar Year (“CY”) 2022 HH PPS rule. In addition, the rule finalized the end of the HHVBP Model one year early for the HHAs in the nine original Model states, such that CY 2020 performance data will not be used to calculate a payment adjustment for HHAs in the nine states and did not have their payments impacted in CY 2022.

The expanded HHVBP Model began on January 1, 2022 and includes Medicare-certified HHAs in all fifty states. Calendar Year 2022 was the pre-implementation year wherein CMS provided HHAs with resources and training, which allowed HHAs time to prepare and learn about the expectations and requirements of the expanded HHVBP Model without risk to payments. CY 2023 (beginning on January 1, 2023) was the first full performance year for the expanded HHVBP Model. Calendar Year 2025 will be the first year when payment will be adjusted determined on CY 2023 performance. Payment adjustments could be as high as 5 percent in 2025 based on data obtained in CY 2023 and CMS could increase the payment adjustment percentage in future years.

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

Medicare payments are subject to two fixed annual caps, which are assessed on a provider number basis, and are broken into an inpatient cap amount and an overall payment cap. These cap amounts are calculated and published by the Medicare fiscal intermediary on an annual basis covering the fiscal year, measured as the period from October 1 through September 30. The inpatient cap limits hospice care provided on an inpatient basis. This cap limits the number of days that are paid at the higher inpatient care rate to 20.0% of the total number of days of hospice care that are provided to all Medicare beneficiaries served by a provider. The daily rate for all days exceeding the cap is the standard RHC daily rate, and the provider must reimburse Medicare for any payments received in excess of that amount. The overall payment cap is calculated by the Medicare fiscal intermediary at the end of each hospice cap period to determine the maximum allowable payments to a hospice provider during the period. We estimate our potential cap exposure by using available information to compare our actual reimbursement for all hospice services provided during the period to the number of beneficiaries we served multiplied by the statutory per beneficiary cap amount. If payments received by any one of our hospice provider numbers exceeds either of these caps, we are required to reimburse Medicare for payments received in excess of the cap amounts. The hospice cap amount for the 2023 fiscal year was $32,486.92. The hospice cap amount for the 2024 fiscal year is $33,494.01, which is a 3.1% increase over the fiscal year 2023 hospice cap.

Improving Medicare Post-Acute Care Transformation Act of 2014 (“IMPACT Act”). The IMPACT Act requires the submission of standardized assessment data for quality improvement, payment and discharge planning purposes across the spectrum of post-acute care providers (“PACs”), including home health agencies. Failure to report such data when required subjects a PAC to a 2% reduction in market basket prices then in effect.

Hospice Quality Reporting Requirements (“HQRP”). HQRP, mandated by the Patient Protection and Affordable Care Act, requires hospice agencies to submit required quality data for inclusion on the public facing Hospice Compare website hosted by CMS. Hospices that fail to meet quality reporting requirements receive a 2.0% reduction to the annual market basket update for the fiscal years 2022 and 2023. This reduction penalty increases to 4.0% beginning in fiscal year 2024.

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

Patient Protection and Affordable Care Act (“ACA”). Various healthcare reform provisions became law upon enactment of the ACA in 2010. The reforms contained in the ACA have affected our independent operating subsidiaries in some manner and are directed in large part at increased quality and cost reductions. These reforms include modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. In 2022 and 2023, HHS engaged in rulemaking under Section 1557 of the ACA that would expand the influence and authority of existing civil rights laws, and prohibitions against discrimination on the bases of race, national origin, sex (or sex stereotype), gender identity or expression, disability, or age, within the healthcare context. Presidential and congressional elections may result in significant changes in legislation, regulation, and implementation of Medicare, Medicaid, and government policy, along with potential changes to tax rates and other tax treatment of our operations. We continually monitor these developments so we can respond to the changing regulatory environment impacting our business.

Civil Rights. On January 25, 2024, the HHS Office for Civil Rights (“OCR”) issued guidance to healthcare providers, services, and facilities emphasizing the importance of non-discriminatory visitation policies consistent with CMS regulations and the U.S. National Strategy to Counter Antisemitism, highlighting the prohibition of discrimination based on religion or other protected characteristics during public health emergencies. This guidance also addresses instances of non-compliance, such as unequal treatment based on religious beliefs or dietary restrictions, and outlines the support OCR provides to ensure compliance, encouraging affected individuals to file complaints for potential enforcement actions.

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

We may also face adverse consequences if we violate federal law related to certain Medicare physician referrals. Section 1877 of the Social Security Act, commonly known as the “Stark Law,” provides that a physician may not refer a Medicare or Medicaid patient for a “designated health service” to an entity with which the physician or an immediate family member has a financial relationship unless the financial arrangement meets an exception under the Stark Law or its regulations. Any funds collected for an item or service resulting from a referral that violates the Stark Law must be repaid to Medicare or Medicaid, any other third-party payor, and the patient. In addition, CMPs, which are adjusted for annual inflation, treble damages, and Medicare exclusion may be imposed for presenting or causing to be presented, a claim for a service rendered in violation of the Stark Law. Many states have enacted healthcare provider referral laws that go beyond physician self-referrals or apply to a greater range of services than just the designated health services under the Stark Law.

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

Additionally, government agencies and other authorities periodically inspect our operations to assess our compliance with various standards, rules and regulations. The robust regulatory and enforcement environment continues to impact healthcare providers, especially in connection with responses to any alleged noncompliance identified in periodic surveys and other inspections by government authorities. Unannounced surveys or inspections generally occur at least annually at our independent operating subsidiaries and may also follow a government agency's receipt of a complaint about an operation. We are also subject to regulatory reviews relating to Medicare services, billings and potential overpayments resulting from the Recovery Audit Contractors, Zone Program Integrity Contractors, Program Safeguard Contractors, Unified Program Integrity Contractors, Supplemental Medical Review Contractors and Medicaid Integrity Contributors programs in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare programs. We must pass these inspections to maintain our licensure under state law, to obtain or maintain certification under the Medicare and Medicaid programs, to continue participation in the Veterans Administration (VA) program at some operations, and/or to comply with our provider contracts with managed care clients at many operations. From time to time, we, like others in the healthcare industry, may receive notices from federal and state regulatory agencies alleging that we failed to substantially comply with applicable standards, rules or regulations. These notices may require us to take corrective action, may impose CMPs for noncompliance, and may threaten or impose other sanctions and operating restrictions, up through and including the loss of licensure and termination of, or exclusion from, important payor relationships. If our operations fail to comply with these directives or otherwise fail to comply substantially with licensure and certification laws, rules and regulations, we could lose our certification as a Medicare or Medicaid provider, lose our state licenses to operate and be subject to fines and penalties.

Healthcare operations in our industries with otherwise acceptable regulatory histories are generally given an opportunity to correct deficiencies and continue their participation in the Medicare and Medicaid programs by a certain date, usually within nine months, although where denial of payment or similar remedies are asserted, such interim remedies go into effect much sooner. Operations with poor regulatory histories continue to be classified by CMS as poor performing operations notwithstanding any intervening change in ownership, unless the new owner obtains a new Medicare provider agreement instead of assuming the operation's existing agreement. However, new owners (including us, historically) nearly always assume the existing Medicare provider agreement due to the difficulty and time delays generally associated with obtaining new Medicare certifications, especially in previously certified locations with sub-par operating histories. Accordingly, operations that have poor regulatory histories before we acquire them may be more likely to have sanctions imposed upon them by CMS or state regulators.

Regulations Regarding Patient Record Confidentiality. We are also subject to laws and regulations enacted to protect the confidentiality of patient health information. For example, HHS has issued rules pursuant to Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, which relate to the privacy of certain patient information and provide patients with the right of access to their health information. These rules govern our use and disclosure of protected health information. We have established policies and procedures to comply with HIPAA privacy, security and breach notification requirements at our facilities and operations subject to HIPAA. We maintain a company-wide HIPAA compliance plan, which we believe complies with the HIPAA regulations. The HIPAA regulations have and will continue to impose significant costs on our facilities in order to comply with these standards. Our operations are also subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties for privacy and security breaches. Based on a notice of proposed rulemaking HHS issued in January of 2021, which has yet been finalized, it is possible that HHS may issue new regulations regarding HIPAA and its privacy requirements in 2024.

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

Risks Related to Our Business and Industry

Our revenue could be impacted by federal changes to reimbursement and other aspects of Medicare. We derived 48.4% of our revenue from the Medicare program for the year ended December 31, 2023, which is typical. In addition, other payors may use published Medicare rates as a basis for reimbursements. The Medicare program and its reimbursement rates, caps, deductibles and rules are subject to frequent change for a variety of reasons, which is discussed in Item 1., Government Regulation. Budget pressures also frequently lead the federal government to reduce or limit reimbursement rates under Medicare, and to adjust when or how those reductions or limitations are implemented. Additionally, Medicare payments can be delayed or denied (including retroactively) due to determinations that certain costs, services or providers are not covered. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if we do not realize an adequate percentage of billed Medicare charges, or if there are changes in the way these programs pay for services or what services or providers are covered, our business and results of operations would be adversely affected. CMS has also introduced in the past, and will likely introduce in the future, new payment models, such as value-based arrangements or payment models that look to numerous factors in order to issue full payment, in markets in which we operate. Those models may depend on the formation of preferred provider relationships among payors and providers. Our operations may not successfully implement or adapt to these changes and our operations could be materially impacted. Medicare reimbursement and participation may also be tied to the vaccination of employees against COVID-19 pursuant to a CMS rule which took effect in March 2022 and was in effect until August of 2023 when CMS withdrew this requirement. When CMS’s COVID-19 vaccine mandate was in effect, it required employees of certain Medicare-participating facilities and services including home health agencies and hospices to be vaccinated, which affected our businesses and employees during that time period.

Reductions in Medicaid reimbursement rates or changes in the rules governing the Medicaid program could have a material, adverse effect on our revenues, financial condition and results of operations. We derived 14.2% of our revenue from Medicaid programs for the year ended December 31, 2023, which is typical. Any budget reductions or funding restrictions, discontinuance or reduction of federal matching, change in payment methodology or delays in states in which we operate could adversely affect our net patient service revenue and profitability, including the reduction of federal funds contributed to state Medicaid budgets during the COVID-19 public health emergency. Like Medicare payments, Medicaid payments can be delayed due to budgetary constraints of the state or state agencies responsible for making such payments, and Medicaid payments may be declined (including retroactively) due to determinations that certain costs, services or providers are not covered by the state Medicaid agency or its intermediary organizations. We can expect continuing cost containment pressures on Medicaid outlays for our services.

Reforms to the U.S. healthcare system continue to impose new requirements upon us and may lower our reimbursements. Health care reform is a key political and legislative focal point. We cannot predict what effect legislative or regulatory changes (including, for instance, proposals for Medicare-for-All or public option insurers operated by one or more individual states), will have on our business, including the demand for our services or the amount of reimbursement available for those services. The consequences of elections are not yet fully known for this industry, and our industry may be affected by the Presidential primary campaigns that began in 2023 and will continue this year, culminating with the presidential election in November of 2024. It is possible new laws may lower reimbursement or increase the cost of doing business and adversely affect our business.

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

Public and government calls for increased survey and enforcement efforts toward our industries could result in increased scrutiny and potential sanctions or costly remedies. Government authorities have increased the scope or number of inspections or surveys and the severity of consequent citations for alleged failure to comply with regulatory requirements. As discussed in Item 1., Government Regulation, from time to time in the ordinary course of business, we receive deficiency reports from state and federal regulatory bodies resulting from such inspections or surveys. Although most inspection deficiencies are resolved through an agreed-upon plan of corrective action, the reviewing agency typically has the authority to take further action against a licensed or certified operation, which could result in the imposition of fines and penalties, imposition of a provisional or conditional license, suspension or revocation of a license, suspension of new admission or bed holds, loss of certification as a provider under state or federal healthcare programs or termination of the operations’ payment relationships with those programs, or imposition of other sanctions, including criminal penalties. Furthermore, in some states, citations issued against one operation can affect other operations in the state, particularly where there is any element of common or affiliated ownership. Revocation of a license or decertification at a given operation could therefore impair our ability to obtain new licenses or to renew existing licenses at other operations, which may also trigger defaults or cross-defaults under our leases and our credit arrangements, or adversely affect our ability to operate in the future. If state or federal regulators were to determine, formally or otherwise, that one operation’s regulatory history ought to impact another of our existing or prospective communities, this could also increase costs, result in additional fines or penalties, result in increased scrutiny by state and federal survey agencies, and impact our expansion plans as well as our ongoing operations. In addition, from time to time, we may opt to voluntarily stop accepting new patients pending completion of a new state survey, to avoid straining staff and other resources while retraining staff, upgrading operating systems or making other operational improvements, all of which can impact our financial results.

Future cost containment initiatives undertaken by payors may limit our future revenue and profitability. Our managed care revenue and profitability may be affected by continuing efforts of third-party payors to maintain or reduce costs of healthcare by lowering payment rates, narrowing the scope of covered services and network providers, increasing case management review of services and negotiating pricing. In addition, sustained unfavorable economic conditions may affect the number of patients enrolled in managed care programs and the profitability of managed care companies, which could result in reduced revenue due to reduced reimbursement for our services. There can be no assurance that third-party payors will make timely payments for our services, not seek recoupment of payments on grounds that may or may not be valid, or that we will continue to maintain our current payor or revenue mix. We are continuing our efforts to develop our private pay sources of revenue. Any changes in payment levels from current or future third-party payors could have a material adverse effect on our business financial condition, results of operations and cash flows. In addition, enrollment in Medicare Advantage programs continues to grow nationwide, and an increasing proportion of Medicare and Medicaid funds are managed by companies that are also third-party payors who may seek to reduce reimbursement as described above.

Any economic downturn, deepening of an economic downturn, continued deficit spending by the Federal Government or state budget pressures may result in a reduction in payments and covered services. Adverse economic developments in the United States could lead to a reduction in Federal Government expenditures, including government-funded programs in which we participate, such as Medicare and Medicaid. In addition, if at any time the Federal Government is not able to meet its debt payments due to Congress failing to appropriate funds for the payment of these obligations, the Federal Government may stop or delay making payments on its obligations, including funding for government programs in which we participate, such as Medicare and Medicaid. Failure of the government to make payments under these programs could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Further, any failure by the United States Congress to complete the federal budget process and fund government operations may result in a Federal Government shutdown, potentially causing us to incur substantial costs without reimbursement under the Medicare program, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. As an example, the failure of the 2011 Joint Select Committee to meet its Deficit Reduction goal resulted in an automatic reduction in Medicare home health and hospice payments of 2% beginning April 1, 2013 ("sequestration" - suspended from May 1, 2020 through March 31, 2022; reinstated at 1% for the period April 1, 2022 through June 30, 2022 and at 2% thereafter). In addition, the Federal Reserve has increased interest rates repeatedly and significantly in recent quarters and may further increase or decrease interest rates in future quarters, impacting our cost of capital, our operating costs, and the economy as a whole.

Increased competition for, or a shortage of, nurses and other skilled personnel could increase our staffing and labor costs and negatively impact our operations. Our success depends upon our ability to retain and attract nurses, certified nurse assistants, social workers and speech, physical and occupational therapists, as well as skilled personnel who are responsible for the day-to-day operations of each of our affiliated operations. If we fail to attract and retain qualified and skilled personnel, or if the associated costs to do so increase, our independent operating subsidiaries’ ability to conduct their business operations effectively could be harmed. Staffing challenges increased during the pandemic and have persisted due to health care worker burnout, COVID-19 exposures, vaccine mandates, and wage inflation, increasing the competition for qualified staff and cost of retaining personnel, and continue to affect our operations. There can be no assurance that we will be able to attract and retain key personnel going forward.

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

Our hospice independent operating subsidiaries are subject to annual Medicare caps calculated by Medicare. With respect to our hospice independent operating subsidiaries, overall payments made by Medicare for each Medicare beneficiary are subject to caps calculated by Medicare, as discussed in greater detail in Item 1., Government Regulation. If payments received by any one of our hospice provider numbers exceeds the caps for the beneficiary, we are required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business. Additionally, the annual increase in Medicare beneficiary caps may not keep pace with the rate of inflation or increased operating costs as it applies to the costs of caring for such patients, potentially resulting in our hospice independent operating subsidiaries treating these patients at a loss.

Security breaches and other cyber-security incidents could subject us to significant liability. Data breaches and leaks, which represent a material risk to our business, are reported to have occurred with greater frequency in 2023 than in 2022 and 2021. Our business depends on the proper functioning and availability of our computer systems and networks. Our security measures designed to protect our information systems, data and patient health information and disaster recovery plan may not prevent damage, interruption, or breach of our information systems and operations. In addition, hardware, software or applications we use may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of our information systems. Unauthorized parties may attempt to gain access to our systems or operations, or those of third parties with whom we do business, through fraud or other forms of deceiving our employees or contractors. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or support of existing systems also could disrupt or reduce the efficiency of our operations. If a cyber-security attack or other unauthorized attempt to access our systems, such as a ransomware attack, were to be successful, the incident could result in the theft, destruction, loss, misappropriation or release of confidential information or intellectual property, and could cause delays or disruptions that may materially impact our ability to provide various healthcare services. Any successful cyber-security attack or other unauthorized attempt to access our systems or operations also could result in negative publicity which could damage our reputation or brand with our patients, referral sources, payors or other third parties and could subject us to substantial regulatory, civil or criminal penalties, fines, investigations and enforcement actions, including under HIPAA and other federal and state privacy laws, including, for example, the California Consumer Privacy Act and Nevada Privacy Law, which includes a private right of action that may expose us to private litigation regarding our privacy practices and significant damages awards or settlements in civil litigation.

State efforts to regulate or deregulate the healthcare services industry or the construction or expansion of the number of home health, hospice or senior living operations could impair our ability to expand or result in increased competition. As discussed in greater detail in Item 1., Government Regulation, our ability to acquire or establish new home health, hospice or senior living operations or expand or provide new services at existing operations would be adversely affected if we are unable to obtain the necessary approvals, if there are changes in the standards applicable to those approvals, new laws or changes in applicable laws governing CON requirements (or increasing the circumstances where a CON is needed), or if we experience delays and increased expenses associated with obtaining those approvals. We may not be able to obtain licensure, CON approval, Medicare or Medicaid certification, Attorney General approval or other necessary approvals for future expansion projects. Conversely, and specific to the highly competitive senior living industry, the elimination or reduction of state regulations that limit the construction, expansion or renovation of new or existing communities could result in increased competition to us. In general, regulatory and other barriers to entry in the senior living industry are not prohibitive. Over the last several years, there has been a significant increase in the construction of new senior living communities, including in the markets where we provide services. This has resulted in increased competition in many of our markets. Such new competition may limit our ability to attract new residents, raise rents or otherwise expand our senior living business, which could have a material adverse effect on our revenues, results of operations and cash flow.

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

Our revenue, financial condition and results of operations could be negatively impacted by any changes in the acuity mix of patients in our affiliated operations as well as payor mix and payment methodologies. Our revenue is determined in part by the acuity of home health and hospice patients and senior living residents. Changes in the acuity level of patients we attract, as well as our payor mix among Medicare, Medicaid, managed care organizations and private payors, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the year ended December 31, 2023, 62.6% of our revenue was provided by government payors that reimburse us at predetermined rates, which is typical. If we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our independent operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected. Among other initiatives, these payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, we may lose patients if we choose not to renew our contracts with these insurers at lower rates.

We are subject to litigation that could result in significant legal costs and large settlement amounts or damage awards. Our business involves a significant risk of liability given the age and health of the patients and residents of our independent operating subsidiaries and the services we provide. The frequency and severity of litigation in the healthcare industry has increased, due in part to large verdicts and punitive damage awards. Claims are filed based upon a wide variety of assertions and theories, including deficiencies in conditions of participation under certain state and federal healthcare programs and wage and hour class actions. Plaintiffs’ attorneys have become increasingly aggressive in their pursuit of claims against healthcare providers, including home health, hospice and senior living providers, employing a wide variety of advertising and solicitation activities to generate more claims. Additionally, California, through its passage of AB 35, has increased the non-economic (i.e., pain and suffering) damages that may be recovered by attorneys on claims of professional negligence or malpractice in healthcare cases filed in California, and may embolden plaintiff’s attorneys to be more aggressive in their pursuit of facilities operated by our independent operating subsidiaries and the services provided through them. Since California’s passage of AB 35, Iowa and Nevada have enacted similar laws that increase the non-economic damages that may serve as the basis for the recovery for attorney’s fees in those states, which may stimulate additional litigation in those states and could have an adverse material affect on our financial performance. The defense of lawsuits may result in significant legal costs, regardless of the outcome. Further, such litigation against us or our independent operating subsidiaries may result in increased liability insurance premiums and/or a decline in available insurance coverage levels, which could materially and adversely affect our business, financial condition and results of operations.

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

If we are unable to obtain insurance, or if insurance becomes more costly for us to obtain, our business may be adversely affected. It may become more difficult and costly for us to obtain coverage for patient care liabilities and other risks, including property and casualty insurance. Our claims history, asset mix, or other factors may adversely affect our ability to obtain insurance at favorable rates. Recent legislation in Nevada that prohibits the reduction of available funds based on the costs of defending claims or litigation may result in higher premiums for our operations within that state. Our insurance carriers may require us to pay substantially higher premiums for the same or reduced coverage for insurance, including workers compensation, property and casualty, automobile, employment practices liability, directors and officers liability, employee healthcare and general and professional liability coverages. Further, many claims and other risks we face are not insurable. Attributable to the COVID-19 pandemic, insurers may increase their exclusions of infectious diseases or raise costs of coverage significantly affecting our ability to obtain insurance coverage.

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

Our self-insurance programs may expose us to significant and unexpected costs and losses. Our general liability and workers compensation insurance policies include self-insured retentions under which we are responsible to pay for a portion of each claim. We establish insurance loss reserves based on an estimation process that use information obtained from both company-specific and industry data. The estimation process requires us to continually monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and our assumptions about emerging trends, we, along with an independent actuary, develop information about the size of ultimate claims based on historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damages with respect to unpaid claims. It is possible, however, that the actual liabilities may exceed our estimates of loss. We may also experience an unexpectedly large number of successful claims or claims that result in costs or liability significantly in excess of our projections. For these and other reasons, our self-insurance reserves could prove to be inadequate, resulting in liabilities in excess of our available insurance and self-insurance. If a successful claim is made against us and it is not covered by our insurance or exceeds the insurance policy limits, our business may be negatively and materially impacted. Further, because our self-insured retentions under our general and professional liability and workers’ compensation program apply on a per claim basis, there is no limit to the maximum number of claims or the total amount for which we could be responsible in any policy period. We also self-insure our employee health benefits. With respect to our health benefits self-insurance, our reserves and premiums are computed based on a mix of company specific and general industry data. Even with a combination of limited company-specific loss data and general industry data, our loss reserves are based on actuarial estimate that may not correlate to actual loss experience in the future. Therefore, our reserves may prove to be insufficient and we may be exposed to significant and unexpected losses.

The unionization of our workers may adversely affect our revenue and profitability. To date, with the exception of one preexisting bargaining unit at an operation acquired as part of a joint venture, our employees have chosen not to unionize. Throughout 2022 and 2023, however, there has been a nationwide trend of increasing union activity, including strikes in the health care industry and in locations, such as California, in which we operate. Increasing trends of service workers successfully organizing to unionize their workplaces, may increase the likelihood of our employees seeking to unionize their activities at one or more additional locations controlled by our independent operating subsidiaries. If union activity among our employees increases, our cost of doing business could increase, our operations could experience disruption, and affected operations may no longer be economical to continue operating. Further, labor disputes and unionization efforts, among our own employees or among the employees of our referral partners, payors, vendors, joint venture partners, acquisition targets, or other parties, could lead to work stoppages, slowdown, strikes, lockouts, and increased costs, which could materially impact our operations.

Because we lease most of our affiliated senior living communities, we could experience risks associated with leased property, including risks relating to lease termination, lease extensions and special charges, which could adversely affect our business, financial position or results of operations. As of December 31, 2023, we leased all of our senior living communities, except for one. We also leased all of our administrative offices. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs), the cost of which have increased since 2020 and may adversely affect us with future increases and operating expense reconciliations due for prior years. Under certain master leases, a breach at a single community could subject one or more of the other communities covered by the same master lease to the same default risk. Failure to comply with provider requirements is a default under several of the leases and master lease agreements. In addition, lease defaults could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.

A housing downturn could decrease demand for assisted living services. Seniors often use the proceeds of home sales to fund their admission to assisted living communities. A downturn in the housing markets, such as the downturn that was ongoing in 2022 and 2023 as a result of higher than normal mortgage interest rates, could adversely affect seniors’ ability to afford our resident fees and entrance fees. If national or local housing markets enter a persistent decline in prices or transaction activity, our occupancy rates, revenues, results of operations and cash flow could be negatively impacted.

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

Inflation may negatively impact profitability. The annual inflation rate in 2023 has impacted our operations, placing upward pricing pressure on all things from wages to supplies to energy costs. Inflation is expected to remain relatively consistent in 2024, but may continue to affect the Company’s profit in providing services. We have historically derived a substantial portion of our revenue from the Medicare program. We also derive revenue from state Medicaid and similar reimbursement programs. Payments under these programs generally provide for reimbursement levels that are adjusted for inflation annually. These adjustments may not continue in the future, and even if continued, such adjustments may not reflect the actual increase in our costs for providing healthcare services. Labor and supply expenses make up a substantial portion of our cost of services. Those expenses are subject to increase in periods of rising inflation and when labor shortages occur in the marketplace. Inflation has led, and may continue to lead, to increased interest rates, which have and could continue to increase our cost of capital, impair consumers’ ability to purchase our services, or otherwise harm us financially.

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

Delays in reimbursement may cause liquidity problems. If we experience problems with our billing information systems or if payment issues arise with Medicare, Medicaid or other payors, we may encounter delays in our payment cycle or delays in submitting required cost reports. From time to time, we have experienced such delays as a result of government payors instituting planned reimbursement delays for budget balancing purposes or as a result of prepayment reviews. Some states in which we operate experience or have experienced budget deficits or could have a budget deficit in the future, which may delay reimbursement in a manner that would adversely affect our liquidity. In addition, from time to time, procedural issues require us to resubmit claims before payment is remitted, which contributes to aged receivables. Unanticipated delays in receiving reimbursement from state programs due to changes in their policies or billing or audit procedures may adversely impact our liquidity and working capital. Failure to timely submit required cost reports may result in financial penalties.

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

Two of our directors continue to serve as a director on the Ensign board of directors, and ownership of shares of Ensign common stock or equity awards of Ensign by our directors and executive officers may create conflicts of interest or the appearance of conflicts of interest. Two of our directors continue to serve on the Ensign board of directors and a portion of our executive officers and non-employee directors own shares of Ensign common stock. This could create, or appear to create, potential conflicts of interest when our or Ensign’s management or directors face decisions that could have different implications for us and Ensign, including our existing long term leases, any commercial agreements entered into in the future between us and Ensign and the allocation of such directors’ time between us and Ensign.

A Medicare overpayment audit of one of our independent operating subsidiaries could result in a material loss. From June 2021 to May 2022, a united program integrity contractor (“UPIC”) for the Medicare program suspended one of our independent operating subsidiary’s rights to submit claims to and obtain reimbursement from Medicare for its hospice agency services. The suspension concluded in May 2022 and Medicare has resumed payment on new claims submitted by the agency. The payments suspended as of June 30, 2022 totaled $5.2 million and represented all Medicare payments due to that independent operating subsidiary’s provider number during the suspension. During the suspension, the UPIC reviewed 107 patient records from a 10-month period to determine whether a Medicare overpayment was made to this independent operating subsidiary and whether repayment of any identified overpayment is due. Based on the results of its claim review, the UPIC alleged actual overpayments of $0.4 million and extrapolated overpayments of $5.2 million based upon its sampled and extrapolated data. In September and October 2022, the Company submitted requests for redetermination of the alleged overpayments. The UPIC’s redetermination decision was partially favorable, reducing the alleged overpayment from $5.2 million to $1.9 million. The Company plans to continue to contest the UPIC’s initial overpayment determination for the claim samples redetermined adversely to the Company.

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

Risks Related to COVID-19

COVID-19 has created new regulatory risks that impact our operations. COVID-19 generated dramatic and rapid changes in the laws affecting our operations, and the unwinding of pandemic-related activities may continue to affect our business in the foreseeable future. U.S. Federal, state, and local regulators implemented new laws, rules, regulations, and orders, or waived or modified existing laws, rules and regulations for the duration of the COVID-19 public health emergency (“PHE”). The PHE concluded on May 11, 2023, which required us to navigate the termination of federal and state waivers and flexibilities. The resumption of pre-COVID-19 regulatory requirements at the conclusion of the public health emergency may continue to require significant operational changes on short notice.

COVID-19 and related risks have affected and could materially affect our results of operations, financial position and/or liquidity. The global spread of COVID-19 and the various attempts to contain it created significant volatility, uncertainty and economic disruption, and we continue to see the after-effects of these changes today. Many of the direct and indirect consequences of COVID-19 on our business are now known; however, new developments in the wake of the PHE’s termination, as well as legacy consequences from the COVID-19 pandemic including COVID-19 variants, second-order effects such as inflation, consumer demand, and labor supply issues are ongoing. Similarly, not all the risks and consequences of the COVID-19 PHE’s termination and conclusion of emergency responses to COVID-19 in states and localities where we operate are not yet fully known, and may yet adversely affect our business in ways that are evolving or may only be evident with the passage of time. Risks presented by the effects of COVID-19 include the following:

•Disruption caused by repeated waves of COVID-19 variants, including breakthrough infections of fully vaccinated individuals, poses a risk to the Company for the foreseeable future due to the potential consequences of such variants on Company personnel, labor pool participants, availability of necessary supplies, continued adverse impact on move-in rates within senior living, and consequences for the broader economy.
•Decreased home health and hospice volumes and senior living occupancy, which may lead to decreased revenue.
•Increased costs and staffing requirements related to implementation of COVID-19 infection prevention protocols, including increased utilization of personal protective equipment (“PPE”), COVID-19 diagnostic testing and vaccination for staff and residents, and additional labor and cleaning supplies to frequently sterilize equipment and surfaces.
•Increased labor costs due to increased overtime or premium pay, paid leave, reduced labor force participation, wage pressure from competitors, workers becoming ineligible for employment due to COVID-19 vaccination requirements, mandatory testing costs, reduction of the qualified workforce due to burnout and qualified personnel leaving the caregiving field, and the increased need for temporary labor to supplement our existing staffing as our front-line employees may become unable to work while awaiting the results of COVID-19 tests or as they recover from a COVID-19 infection.

•Increased scrutiny by regulators of visitation requirements, infection control and prevention measures, including imposition of new COVID-19 disease and mortality reporting requirements, and increased enforcement of resident rights’ violations related to visitation.
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
•Inconsistent application or interpretation of modifications to regulatory requirements by surveyors, including both COVID-19 survey standards and the resumption of pre-COVID-19 survey standards and practices.
•Potential for continued inflation and price increases of certain goods or services resulting from changes in economic conditions and steps taken by the federal government and the Federal Reserve, which could lead to higher inflation rates or longer-lasting inflation than anticipated, which could in turn lead to an increase in expenses, including payroll, insurance, and rent expense under our triple net leases. All of the triple net leases in our senior living business contain annual rent escalators tied to year-over-year increases in various consumer price indices. While these leases contain provisions capping the increased rent expense each year, increased inflation could cause our rent expense in our senior living business to increase at a greater rate than in prior years.
•Potential for future investigations, sanctions, fines, or other penalties arising from the conclusion of the COVID-19 PHE and the expiration of waivers and flexibilities enacted at the federal and state levels as a result of the PHE, and the need to update and amend policies and procedures to timely acknowledge the expiration of these waivers and flexibilities and meet new standards concerning visitation and infection control that arose from the COVID-19 PHE.

COVID-19 could lead to future litigation. COVID-19 has affected virtually all businesses in the country, and healthcare providers have been acutely impacted due to direct involvement with the virus. The challenges of dealing with a global pandemic have been amplified by supply shortages (including testing supplies) and evolving information. Healthcare companies, including those in the post-acute care and senior living industries in which we operate, may become targets of plaintiffs’ litigation, alleging negligence, wrongful death, and similar claims resulting from where cases of COVID-19 occurred in senior living communities and through the direct contact with COVID-19 positive patients of our home health and hospice providers. If we or our operations are subject to litigation of this nature based on pandemic-era activity, such litigation may result in legal fees, damages, fines or settlements in amounts that could be material.

Although CMS and the states where we operate have rescinded, withdrawn, or discontinued their requirements for our employees to be vaccinated against COVID-19, we may face risk for monitoring and ensuring compliance with these mandates while they were in effect during 2022 and the applicable portions of 2023.

The Company may be subject to fines, penalties or judgments, or may otherwise be negatively impacted, if it is found not to have complied with these vaccination requirements when they were in effect. These consequences may include fines, penalties, and other administrative sanctions. Current or prospective employees may oppose vaccination, and the prior existence of these federal, state, and local vaccination mandates may make it more difficult to recruit or retain staff.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As a health care provider, we regularly process and store patient and resident information. We are committed to the protection of the personal information of our and our independent operating subsidiaries’ patients, residents, and employees. We have robust security tools, practices, and policies in place to help ensure the confidentiality, integrity, and accessibility of the data with which we are entrusted.

Certain of the numerous tools and processes that we use to assess, identify and manage material risks include, without limitation:
•Automated third-party tools to screen and block malicious content

•Dedicated IT security staff who review threats in real time and escalate issues as needed
•Regular security tests and audits performed by internal and external parties
•Ongoing security training for all employees

Our Chief Information Officer (“CIO”), Bryant Saxon, oversees our cybersecurity program and dedicated security resources. Mr. Saxon has over 15 years of direct cybersecurity experience in Chief Information Officer and other key leadership roles in the healthcare industry. His experience includes HIPAA compliance, systems design, security audits, and incident response.

Our Board of Directors is also committed to data security and is regularly updated by the CIO on cybersecurity and other relevant technology risks facing the Company. Each quarter, the Audit Committee receives an IT risk update from the CIO, and discusses emerging technology and cybersecurity risks. This risk update includes an overview and discussion of our cybersecurity and risk management programs. In addition, technology risk is a key component of our overall enterprise risk assessment, which is conducted annually and presented to the Board of Directors. Through these processes, the Board of Directors is apprised of, and given the opportunity to discuss at length, any meaningful cybersecurity risks we face. Directors Scott E. Lamb, Gregory K. Morris, and John G. Nackel, Ph.D. provide key oversight on cybersecurity matters. Our executive team is also briefed on any significant security risks during monthly leadership meetings.

We emphasize that everyone has a role to play in data security. All employees are provided with data security and privacy training upon hire and as part of annual refresher training. All employees are required to complete this training, and we also provide periodic updates and guidance related to cybersecurity. In addition, we regularly conduct phishing simulations or other tests to identify cyber threats.

To address and mitigate cybersecurity risks from third-party systems, the Company implements a stringent process that includes SOC 1 and SOC 2 compliance. These standards help ensure that our third-party vendors maintain appropriate security controls and processes. Additionally, we enter into Business Associate Agreements (BAAs) with relevant third-party vendors. These agreements are critical for reinforcing our cybersecurity framework, as they require vendors to maintain the confidentiality, integrity, and availability of protected health information according to our standards and federal regulations. Additionally, through third-party risk assessments, regular audits, and the enforcement of security requirements, we seek to ensure that all vendors adhere to our standards of data security and privacy. This layered security approach, incorporating both technical compliance and legal agreements, helps to create a defense against external cyber threats.

We did not experience any material cybersecurity incidents in 2023. Although we incur numerous costs in the ordinary course of business to address the risks and implement the policies described above, risks from cybersecurity threats did not materially affect our strategy, results of operations, or financial condition in 2023. Although we are deeply committed to cybersecurity, we cannot fully mitigate all technology risks. Cybersecurity threats, including data breaches, ransomware, and similar threats, could materially impact our future results in the future. For further discussion of how any risks from cybersecurity threats may materially affect the Company, including our business strategy, results of operations or financial condition, see Part 1, Item 1A. Risk Factors, which is incorporated by reference into this Part 1, Item 1C. Cybersecurity..

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

Home Health and Hospice Agencies and Senior Living Communities

As of December 31, 2023, we operated 111 home health, hospice and home care agencies in Arizona, California, Colorado, Idaho, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. Office space is leased within geographies served by our agencies.

As of December 31, 2023, we operated 51 affiliated senior living communities in Arizona, California, Idaho, Nevada, Texas, and Wisconsin with 3,588 Senior Living units. We lease all of our communities, save one which we own, through long-term, triple-net lease arrangements.

The following table provides summary information regarding the locations of our home health and hospice agencies and our senior living communities and operational units as of December 31, 2023:

State	Home Health Agencies	Hospice Agencies	Senior Living Communities	Senior Living Units
Arizona	7	13	5	841
California	8	12	7	629
Colorado	9	2	—	—
Idaho	5	4	2	175
Montana	1	1	—	—
Nevada	1	2	4	385
Oklahoma	2	2	—	—
Oregon	2	1	—	—
Texas	5	9	12	712
Utah	7	4	—	—
Washington	5	4	—	—
Wisconsin	2	1	21	846
Wyoming	1	1	—	—
Total	55	56	51	3,588

Item 3.    Legal Proceedings

We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. However, the results of such matters cannot be predicted with certainty and we cannot assure you that the ultimate resolution of any legal or administrative proceeding or dispute will not have a material adverse effect on our business, financial condition, results of operations and cash flows. See Note 16, Commitments and Contingencies, to the Audited Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business.

Item 4.    Mine Safety Disclosures

None.

Part II.

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common stock trades under the symbol “PNTG” on the NASDAQ Global Select Market. As of February 28, 2024, there are approximately 69 holders of record of our stock.

Dividend Policy

We do not intend to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our future earnings will be retained to support our operations and to finance the growth and development of our business.

Issuer Repurchases of Equity Securities

On December 12, 2022, the Board of the Directors of the Company approved a share repurchase program under which the Company could repurchase up to $1.0 million of its common stock. Under the share repurchase program, the Company could repurchase shares from time to time through open market purchases, including through the use of trading plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934. The timing and total amount of stock repurchases was dependent upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The authorization expired on December 12, 2023. No shares were repurchased during the year ended December 31, 2023 and 2022.

Stock Performance Graph

The following Stock Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference in such filing.

The graph below compares the cumulative total stockholder return on our common stock, $0.001 par value per share, during the period from the date of the Spin-Off on October 1, 2019, through December 31, 2023, with the cumulative total return on the NASDAQ composite index and an industry peer group over the same period (assuming the investment of $100 in our common stock, the NASDAQ composite index and the industry peer group on October 1, 2019 and the reinvestment of dividends). The peer group we selected is comprised of: Amedysis, Inc. (“AMED”), Addus Homecare Corporation (“ADUS”), Chemed Corporation (“CHE”), Encompass Health Corporation (“EHC”), Sonida Senior Living Inc., formerly known as Capital Senior Living Corporation (“SNDA”), and Brookdale Senior Living, Inc. (“BKD”). The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance. No cash dividends have been paid on our common stock.

	10/1/2019	12/2019	6/2020	12/2020	6/2021	12/2021	6/2022	12/2022	6/2023	12/2023
PNTG	100	219	150	385	271	152	85	73	81	92
NASDAQ	100	113	127	163	183	199	139	132	174	190
Peer Group	100	110	110	140	126	119	100	105	111	117
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

Overview

We are a leading provider of high-quality healthcare services to patients and residents of all ages, including the growing senior population, in the United States. We strive to be the provider of choice in the communities we serve through our innovative operating model. We operate in multiple lines of businesses including home health, hospice and senior living services across Arizona, California, Colorado, Idaho, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. As of December 31, 2023, our home health and hospice business provided home health, hospice and home care services from 111 agencies operating across 13 states, and our senior living business operated 51 senior living communities throughout six states.

The following table summarizes our affiliated home health and hospice agencies and senior living communities as of:

	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Home health and hospice agencies	25	32	39	46	54	63	76	88	95	111
Senior living communities	15	36	36	43	50	52	54	54	49	51
Senior living units	1,587	3,184	3,184	3,434	3,820	3,963	4,127	4,127	3,500	3,588
Total number of home health, hospice, and senior living operations	40	68	75	89	104	115	130	142	144	162

Recent Activities

Acquisitions. During 2023, we expanded our operations with the addition of three home health agencies, eight hospice agencies, two home care agencies, and two senior living communities. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction.

Trends

We have experienced modest senior living occupancy improvement through the year ended December 31, 2023, as a result of renewed consideration of senior living communities as a home-based care setting as the negative impacts of the global pandemic have subsided. Though we have seen steady improvements in occupancy throughout 2022 and 2023, the highly competitive environment for senior living residents and inflationary factors will continue to impact the rate at which we return our occupancy levels in our senior living communities to pre-pandemic levels.

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

The following table summarizes our overall home health and hospice services statistics for the periods indicated:

	Year Ended December 31,
	2023	2022
Home health services:
Total home health admissions	43,508	40,436
Total Medicare home health admissions	19,389	18,641
Average Medicare revenue per completed 60-day home health episode(a)	$3,533	$3,531
Hospice services:
Total hospice admissions	9,746	9,166
Average hospice daily census	2,607	2,296
Hospice Medicare revenue per day	$185	$178

(a)	The year to date average for Medicare revenue per 60-day completed episode includes post period claim adjustments for prior periods.

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

The following table summarizes our senior living statistics for the periods indicated:

	Year Ended December 31,
	2023	2022
Occupancy	78.5%	75.7%
Average monthly revenue per occupied unit	$3,969	$3,516

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

Primary Components of Expense

Cost of Services (excluding rent, general and administrative expense and depreciation and amortization). Our cost of services represents the costs of operating our independent operating subsidiaries, which primarily consists of employee wages and related benefits, share-based compensation, supplies, purchased services, and ancillary expenses such as the cost of pharmacy and therapy services provided to patients or residents. Cost of services also includes the cost of general and professional liability insurance and other general cost of services specifically attributable to our operations.

Rent—Cost of Services. Rent—cost of services consists solely of base minimum rent amounts payable under lease agreements to our landlords. Our subsidiaries lease and operate but do not own the underlying real estate at our operations, and these amounts do not include taxes, insurance, impounds, capital reserves or other charges payable under the applicable lease agreements, which are included in cost of services and general and administrative expense.

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

Depreciation and Amortization. Property and equipment are initially recorded at their historical cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets (ranging from one to 40 years). Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis we review our judgments and estimates, including but not limited to those related to self-insurance reserves, revenue, and intangible assets and goodwill. We base our estimates and judgments upon our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty, and actual results could differ materially from the amounts reported. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, within the Consolidated Financial Statements for further information on our critical accounting estimates and policies, which are as follows:

•Self-insurance reserves - The valuation methods and assumptions used in estimating costs up to retention amounts to settle open claims of insureds and an estimate of the cost of insured claims up to retention amounts that have been incurred but not reported;
•Revenue recognition - The amounts owed by private pay individuals for services and estimate of variable considerations to arrive at the transaction price, including methods and assumptions, used to determine settlements with Medicare and Medicaid adjustments due to audits and reviews; and
•Acquisition accounting and goodwill - The assumptions used to allocate the purchase price paid for assets acquired and liabilities assumed in connection with our acquisitions, and the review of goodwill for impairment at the Company’s annual impairment test date or upon the occurrence of a triggering event.

Recent Accounting Pronouncements

    Information concerning recently issued accounting pronouncements which are not yet effective is included in Note 2, Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements.

Results of Operations

The following table sets forth details of our expenses and earnings as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Total revenue	100.0%	100.0%	100.0%
Expense:
Cost of services	80.4	79.6	79.7
Rent—cost of services	7.3	8.0	9.3
General and administrative expense	6.7	7.2	8.2
Depreciation and amortization	0.9	1.0	1.1
Loss on asset dispositions and impairment, net	—	1.5	0.6
Total expenses	95.3	97.3	98.9
Income from operations	4.7	2.7	1.1
Other income (expense), net:
Other income	0.1	—	—
Interest expense, net	(1.2)	(0.8)	(0.5)
Other expense, net	(1.1)	(0.8)	(0.5)
Income before provision for income taxes	3.6	1.9	0.6
Provision for income taxes	1.0	0.4	0.1
Net income	2.6	1.5	0.5
Less: net income (loss) attributable to noncontrolling interest	0.1	0.1	(0.1)
Net income attributable to Pennant	2.5%	1.4%	0.6%

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Consolidated GAAP Financial Measures:
Total revenue	$544,891	$473,241	$439,694
Total expenses	519,722	460,502	434,999
Income from operations	$25,169	$12,739	$4,695

The following table presents certain financial information regarding our reportable segments. General and administrative expenses are not allocated to the reportable segments and are included in “All Other”:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Year Ended December 31, 2023
Revenue	$394,464	$150,427	$—	$544,891
Segment Adjusted EBITDAR from Operations	$65,606	$45,294	$(31,704)	$79,196
Year Ended December 31, 2022
Revenue	$342,249	$130,992	$—	$473,241
Segment Adjusted EBITDAR from Operations	$61,827	$37,563	$(31,435)	$67,955
Year Ended December 31, 2021
Revenue	$309,570	$130,124	$—	$439,694
Segment Adjusted EBITDAR from Operations	$55,565	$37,517	$(26,208)	$66,874

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations above to income from operations:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Segment Adjusted EBITDAR from Operations(a)	$79,196	$67,955	$66,874
Less: Depreciation and amortization	5,130	4,900	4,784
Rent—cost of services	39,759	38,018	40,863
Other (expense) income	339	(31)	(24)
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(b)	102	1,435	1,045
Share-based compensation expense(c)	5,565	3,363	10,040
Acquisition related costs and credit allowances(d)	476	731	80
Transition services costs(e)	—	—	2,008
Costs associated with transitioning operations(f)	612	6,103	2,835
Unusual or non-recurring charges(g)	2,575	1,297	—
Add: Net income (loss) attributable to noncontrolling interest	531	600	(548)
Income from operations	$25,169	$12,739	$4,695

(a)
Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation expense, (3) acquisition related costs and credit allowances, (4) transition services costs, (5) costs associated with transitioning operations, (6) unusual, non-recurring or redundant charges, and (7) net income (loss) attributable to noncontrolling interest. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

(b)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(c)	Share-based compensation expense and related payroll taxes incurred, including the impact of the modification of certain restricted stock units described below in Note 12, Options and Awards, to the Consolidated Financial Statements. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(d)	Non-capitalizable costs associated with acquisitions and credit allowances for amounts in dispute with the prior owners of certain acquired operations.
(e)	Costs identified as redundant or non-recurring incurred by the Company as a result of the Spin-Off. The 2021 amounts represents part of the costs incurred under the Transition Services Agreement. All amounts are included in general and administrative expense. Fees incurred under the Transition Services Agreement were $1,035, $1,561, and $3,124 for the year ended December 31, 2023, 2022 and 2021, respectively.
(f)	During the year ended December 31, 2023, an affiliate of the Company placed its memory care units into transition and is actively seeking to sublease the units to an unrelated third party. The amount above represents the net operating impact attributable to the units in transition. The amounts reported exclude rent and depreciation and amortization expense related to such operations and include legal settlement costs associated with one of the entities transitioned to Ensign.

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
(g)	Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses. The amounts reported for the year ended December 31, 2022 include certain costs identified as redundant or non-recurring incurred by the Company for services provided by Ensign under the Transition Services Agreement, and were included in general and administrative expense.

Performance and Valuation Measures:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Consolidated Non-GAAP Financial Measures:
Performance Metrics
Consolidated EBITDA	$30,107	$17,008	$10,003
Consolidated Adjusted EBITDA	$40,716	$31,545	$26,407
Valuation Metric
Consolidated Adjusted EBITDAR	$79,196

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Segment Non-GAAP Measures:(a)
Segment Adjusted EBITDA from Operations
Home health and hospice services	$60,128	$56,977	$51,045
Senior living services	$12,293	$6,003	$1,570

(a)	General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss.

The table below reconciles Consolidated Net Income to Consolidated EBITDA, Consolidated Adjusted EBITDA and Consolidated Adjusted EBITDAR for the periods presented:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Consolidated Net income	$13,910	$7,243	$2,148
Less: Net income (loss) attributable to noncontrolling interest	531	600	(548)
Add: Provision for income taxes	5,674	1,649	582
Net interest expense	5,924	3,816	1,941
Depreciation and amortization	5,130	4,900	4,784
Consolidated EBITDA	30,107	17,008	10,003
Adjustments to Consolidated EBITDA
Add: Costs at start-up operations(a)	102	1,435	1,045
Share-based compensation expense(b)	5,565	3,363	10,040
Acquisition related costs and credit allowances(c)	476	731	80
Transition services costs(d)	—	—	2,008
Costs associated with transitioning operations(e)	612	6,103	2,835
Unusual or non-recurring charges(f)	2,575	1,297	—
Rent related to items (a) and (e) above	1,279	1,608	396
Consolidated Adjusted EBITDA	40,716	31,545	26,407
Rent—cost of services	39,759	38,018	40,863
Rent related to items (a) and (e) above	(1,279)	(1,608)	(396)
Adjusted rent—cost of services	38,480	36,410	40,467
Consolidated Adjusted EBITDAR	$79,196

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense and related payroll taxes incurred, including the impact of the modification of certain restricted stock units described below in Note 12, Options and Awards, to the Consolidated Financial Statements. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(c)	Non-capitalizable costs associated with acquisitions and credit allowances for amounts in dispute with the prior owners of certain acquired operations.
(d)	Costs identified as redundant or non-recurring incurred by the Company as a result of the Spin-Off. The 2021 amounts represents part of the costs incurred under the Transition Services Agreement. All amounts are included in general and administrative expense. Fees incurred under the Transition Services Agreement were $1,035, $1,561, and $3,124 for the year ended December 31, 2023, 2022 and 2021, respectively.
(e)	During the year ended December 31, 2023, an affiliate of the Company placed its memory care units into transition and is actively seeking to sublease the units to an unrelated third party. The amount above represents the net operating impact attributable to the units in transition. The amounts reported exclude rent and depreciation and amortization expense related to such operations and include legal settlement costs associated with one of the entities transitioned to Ensign.

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
(f)	Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses. The amounts reported for the year ended December 31, 2022 include certain costs identified as redundant or non-recurring incurred by the Company for services provided by Ensign under the Transition Services Agreement, and were included in general and administrative expense.

The table below reconciles Segment Adjusted EBITDAR from Operations to Segment Adjusted EBITDA from Operations for the periods presented:

	Year Ended December 31,
	Home Health and Hospice			Senior Living
	2023	2022	2021	2023	2022	2021
	(In thousands)
Segment Adjusted EBITDAR from Operations	$65,606	$61,827	$55,565	$45,294	$37,563	$37,517
Less: Rent—cost of services	5,791	5,060	4,906	33,967	32,958	35,957
Rent related to start-up and transitioning operations	(313)	(210)	(386)	(966)	(1,398)	(10)
Segment Adjusted EBITDA from Operations	$60,128	$56,977	$51,045	$12,293	$6,003	$1,570

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

We strongly encourage investors to review our Consolidated Financial Statements, included in this report in their entirety and to not rely on any single financial measure. Because these Non-GAAP Financial Measures are not standardized, it may not be possible to compare these financial measures with other companies’ Non-GAAP financial measures having the same or similar names. These Non-GAAP Financial Measures should not be considered a substitute for, nor superior to, financial results and measures determined or calculated in accordance with GAAP. We strongly urge you to review the reconciliation of income from operations to the Non-GAAP Financial Measures in the table presented above, along with our Consolidated Financial Statements and related notes included elsewhere in this report.

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
•costs associated with transitioning operations; and
•unusual or non-recurring charges.
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

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Revenue

	Year Ended December 31,
	2023		2022
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$175,044	32.1%	$159,858	33.8%
Hospice	194,627	35.7	160,520	33.9
Home care and other(a)	24,793	4.6	21,871	4.6
Total home health and hospice services	394,464	72.4	342,249	72.3
Senior living services	150,427	27.6	130,992	27.7
Total revenue	$544,891	100.0%	$473,241	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this report.

Our consolidated revenue increased $71.7 million, or 15.1%, driven by the net organic growth of existing operations across all segments of $58.4 million or 12.3% as well as increased revenue from acquired operations of $13.3 million, or 2.8%, during the year ended December 31, 2023.

Home Health and Hospice Services

	Year Ended December 31,
	2023	2022	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$175,044	$159,858	$15,186	9.5%
Hospice services	194,627	160,520	34,107	21.2
Home care and other	24,793	21,871	2,922	13.4
Total home health and hospice revenue	$394,464	$342,249	$52,215	15.3%

	Year Ended December 31,
	2023	2022	Change	% Change
Home health services:
Total home health admissions	43,508	40,436	3,072	7.6%
Total Medicare home health admissions	19,389	18,641	748	4.0
Average Medicare revenue per 60-day completed episode(a)	$3,533	$3,531	$2	0.1
Hospice services:
Total hospice admissions	9,746	9,166	580	6.3
Average daily census	2,607	2,296	311	13.5
Hospice Medicare revenue per day	$185	$178	$7	3.9
Number of home health and hospice agencies at period end	111	95	16	16.8%

(a)	The year to date average for Medicare revenue per 60-day completed episode includes post period claim adjustments for prior periods.

Home health and hospice revenue increased $52.2 million, or 15.3%. Revenue grew due to an increase in all key performance indicators including an increase in total home health admissions of 7.6%, an increase in Medicare home health admissions of 4.0%, an increase in average Medicare revenue per 60-day completed episode of 0.1%, an increase of 6.3% in total hospice admissions, an increase of 3.9% in hospice Medicare revenue per day, and an increase of 13.5% in hospice average daily census. The improvement in these metrics resulted in net organic revenue growth of $40.8 million for the year ended December 31, 2023. Growth was also driven by the acquisition of 11 home health, home care, and hospice operations, between December 31, 2022 and December 31, 2023, resulting in an increase in revenue of $11.4 million, or 3.3% overall.

Senior Living Services

	Year Ended December 31,
	2023	2022	Change	% Change
Revenue (in thousands)	$150,427	$130,992	$19,435	14.8%
Number of communities at period end	51	49	2	4.1
Occupancy	78.5%	75.7%	2.8%
Average monthly revenue per occupied unit	$3,969	$3,516	$453	12.9%

Senior living revenue increased $19.4 million, or 14.8%, for the year ended December 31, 2023 when compared to the same period in the prior year primarily due to a 12.9% increase in average monthly revenue per occupied unit and a 2.8% increase in occupancy rate between December 31, 2022 and December 31, 2023. Growth in revenue was also driven by the acquisition of two senior living communities, between December 31, 2022 and December 31, 2023, resulting in an increase of $1.9 million, or 1.4% overall.

Cost of Services

The following table sets forth total cost of services by each of our reportable segments for the periods indicated:

	Year Ended December 31,
	2023	2022	Change	% Change
	(In thousands)
Home Health and Hospice	$331,844	$282,988	$48,856	17.3%
Senior Living	106,252	93,650	12,602	13.5
Total cost of services	$438,096	$376,638	$61,458	16.3%

Consolidated cost of services increased $61.5 million, or 16.3%, for the year ended December 31, 2023 when compared to the year ended December 31, 2022. The increase in the amount of cost of services was driven primarily by volume of services provided. Cost of services as a percentage of revenue increased by 80 basis points from 79.6% to 80.4% over the same time period. The increase was driven primarily by increased wages and benefits.

Home Health and Hospice Services

	Year Ended December 31,
	2023	2022	Change	% Change
	(In thousands)
Cost of service	$331,844	$282,988	$48,856	17.3%
Cost of services as a percentage of revenue	84.1%	82.7%	1.4%

Cost of services related to our Home Health and Hospice services segment increased $48.9 million, or 17.3%, primarily due to increased volume of services from the growth in admissions and average daily census. Cost of services as a percentage of revenue for the year ended December 31, 2023 increased by 140 basis points compared to the year ended December 31, 2022 primarily due to increased wages and benefits.

Senior Living Services

	Year Ended December 31,
	2023	2022	Change	% Change
	(In thousands)
Cost of service	$106,252	$93,650	$12,602	13.5%
Cost of services as a percentage of revenue	70.6%	71.5%	(0.9)%

Cost of services related to our Senior Living services segment increased $12.6 million, or 13.5%, during the year ended December 31, 2023 in response to higher occupancy and wage rate increases. As a percentage of revenue, costs of service decreased by 90 basis points during the year ended December 31, 2023 when compared to the year ended December 31, 2022 due to cost optimization, as occupancy increases toward approximately 80.0%.

Rent—Cost of Services. Rent increased 4.6% from $38.0 million to $39.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily as a result of the newly acquired senior living communities. As a percentage of revenue, rent—cost of services decreased 70 basis points when compared to the year ended December 31, 2022 due to improved senior living performance.

General and Administrative Expense. General and administrative expense increased $2.7 million, or 7.9%, from $34.0 million to $36.7 million for the year ended December 31, 2023 when compared to the year ended December 31, 2022. The increase in general and administrative expense was due to an increase of $1.5 million in share-based compensation for the year ended December 31, 2023 when compared to the year ended December 31, 2022.

Depreciation and Amortization. Depreciation and amortization expense decreased slightly as a percentage of total revenue.

Loss on Asset Dispositions and Impairment, Net. Loss on asset dispositions and impairment, net decreased $6.9 million for the year ended December 31, 2023 when compared to the year ended December 31, 2022 due to the transfer of senior living communities to Ensign in 2022.

Provision for Income Taxes. Our effective tax rate for the year ended December 31, 2023 was 29.0% of earnings before income taxes compared with an effective tax rate of 18.5% for the year ended December 31, 2022. The increase in the effective tax rate is primarily due to a change in nondeductible equity compensation expenses. See Note 14, Income Taxes, to the Consolidated Financial Statements included elsewhere in this report filed on Form 10-K for further discussion.

Comparison of Prior Year Information

For a comparison of our results of operations of the fiscal year ended December 31, 2022 as compared to the year ended December 31, 2021 refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations on Form 10-K filed with the SEC on February 23, 2023.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated through operating activities and borrowings under our revolving credit facility.

Revolving Credit Facility

On June 12, 2023, Pennant entered into the Second Amendment to its existing credit agreement (as amended, the “Credit Agreement”), to replace the LIBOR-based rates in the Credit Agreement with Standard Overnight Financing Rate (“SOFR”) based rates, due to the phase-out of LIBOR as a preferred global reference rate. The Credit Agreement provides for a revolving credit facility with a syndicate of banks with a borrowing capacity of $150.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility is not subject to interim amortization and the Company will not be required to repay any loans under the Revolving Credit Facility prior to maturity in 2026, except that the loans may become due immediately if the Company triggers an event of default under the terms of the Credit Agreement. The Company is permitted to prepay all or any portion of the loans under the Revolving Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders.

The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of December 31, 2023, we were in compliance with all covenants.

As of December 31, 2023 we had $6.1 million of cash and $80.8 million of available borrowing capacity on our Revolving Credit Facility.

We believe that our existing cash, cash generated through operations, and access to available borrowing capacity under our Credit Agreement, will be sufficient to provide adequate liquidity for the next twelve months for both our operating activities and opportunities for acquisition growth.

The following table presents selected data from our statement of cash flows for the periods presented:

	Year Ended December 31,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$33,090	$9,044
Net cash used in investing activities	(30,222)	(24,239)
Net cash provided by financing activities	1,112	12,084
Net change in cash	3,980	(3,111)
Cash at beginning of year	2,079	5,190
Cash at end of year	$6,059	$2,079

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Our net cash flow from operating activities for the year ended December 31, 2023 increased by $24.0 million when compared to the year ended December 31, 2022. The primary drivers of this difference was a $6.7 million increase in net income, a $12.9 million net increase in cash flows from the change in operating assets and liabilities, and an increase of $4.4 million in non-cash expenses.

Our net cash used in investing activities for the year ended December 31, 2023 increased by $6.0 million compared to the year ended December 31, 2022, primarily driven by a $11.9 million increase in business acquisitions and other assets, offset by a $6.1 million decrease in purchases of property and equipment during the year ended December 31, 2023 compared to the year ended December 31, 2022.

    Our net cash provided by financing activities decreased by $11.0 million for the year ended December 31, 2023 when compared to the year ended December 31, 2022 primarily due to a decrease in our net borrowings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We are exposed to risks associated with market changes in interest rates. On June 12, 2023, Pennant entered into the Second Amendment to the Credit Agreement, which replaced the reference rate under the Credit Agreement from LIBOR-based rate to SOFR-based rate. A 1.0% interest rate change would cause interest expense to change by approximately $0.7 million annually based upon our outstanding long-term debt as of December 31, 2023. We manage our exposure to this market risk by monitoring available financing alternatives.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). As a result of this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2023, there were no material changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Pennant Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Pennant Group, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

Boise, ID
February 28, 2024

Item 9B. Other Information

Rule 10b5-1 Plan Election

Brent J. Guerisoli, Chief Executive Officer, entered into a Rule 10b5-1 trading arrangement on May 5, 2023 (the "Rule 10b5-1 Plan"). Mr. Guerisoli’s 10b5-1 Plan provides for the potential sale of up to 2,514 shares of the Company's common stock between August 7, 2023 and May 7, 2024.

John J. Gochnour, President and Chief Operating Officer, entered into a Rule 10b5-1 trading arrangement on December 14, 2023 (the "Rule 10b5-1 Plan"). Mr. Gochnour's 10b5-1 Plan provides for the potential sale of up to 15,715 shares of the Company's common stock between March 15, 2024 and July 30, 2024, and 6,286 shares of the Company’s common stock between March 15, 2024 and May 21, 2025.

This Rule 10b5-1 trading arrangement was entered into during open trading windows and is intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) under the Securities Exchange Act of 1934, as amended, and the Company's policies regarding transactions in Company securities.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.
Part III.

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference to our definitive proxy statement on Form 14A for the 2024 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is hereby incorporated by reference to our definitive proxy statement on Form 14A for the 2024 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference to our definitive proxy statement on Form 14A for the 2024 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions and Director Independence

The information required by this Item is hereby incorporated by reference to our definitive proxy statement on Form 14A for the 2024 Annual Meeting of Stockholders.

Item 14.     Principal Accountant Fees and Services

The information required by this Item is hereby incorporated by reference to our definitive proxy statement on Form 14A for the 2024 Annual Meeting of Stockholders.

Part IV.

Item 15. Exhibits, Financial Statements and Schedules

The following documents are filed as a part of this report:

(a)(1) Financial Statements:

The following Consolidated Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K.

•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2023 and 2022
•Consolidated Statements of Income for the Years Ended December 31, 2023, 2022 and 2021
•Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2023, 2022 and 2021
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
•Notes to the Consolidated Financial Statements

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
10.17
Credit Agreement, dated June 12, 2023, by and among the Company and certain of its subsidiaries, the lenders named therein, and Truist Bank (successor by merger to SunTrust Bank), as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on June 12, 2023).

21.1*	Subsidiaries of The Pennant Group, Inc.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy of The Pennant Group, Inc.
101.INS*	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.
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

The Pennant Group, Inc.

Dated: February 28, 2024	BY:	/s/ LYNETTE B. WALBOM
Lynette B. Walbom
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRENT J. GUERISOLI	Chief Executive Officer (Principal Executive Officer)	February 28, 2024
Brent J. Guerisoli

/s/ LYNETTE B. WALBOM	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)	February 28, 2024
Lynette B. Walbom

/s/ BARRY M. SMITH	Chairman	February 28, 2024
Barry M. Smith

/s/ CHRISTOPER R. CHRISTENSEN	Director	February 28, 2024
Christopher R. Christensen

/s/ JOHN G. NACKEL, Ph.D.	Director	February 28, 2024
John G. Nackel, Ph.D.

/s/ STEPHEN M. R. COVEY	Director	February 28, 2024
Stephen M. R. Covey

/s/ JOANNE STRINGFIELD	Director	February 28, 2024
JoAnne Stringfield

/s/ SCOTT E. LAMB	Director	February 28, 2024
Scott E. Lamb

/s/ GREGORY K. MORRIS	Director	February 28, 2024
Gregory K. Morris

THE PENNANT GROUP, INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Pennant Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Pennant Group, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Self-Insurance Reserve — Refer to Note 2 and Note 16 to the financial statements

Critical Audit Matter Description

The Company is self-insured for general and professional liability, workers’ compensation, automobile, and its employee health plans while maintaining stop-loss coverage with third-party insurers to limit its total liability exposure. The self-insurance reserves are undiscounted. Self-insurance reserves consist of the projected settlement value of reported and unreported claims. The projected settlement values are estimated based on the Company’s historical claim experience, supplemented with industry experience, as necessary and are established using actuarial methods followed in the insurance industry.

We identified the evaluation of the Company’s self-insurance reserves for general and professional liability and workers’ compensation as a critical audit matter because estimating projected settlement value of reported and unreported claims involves significant estimation by management. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether self-insurance reserves were appropriately recorded as of December 31, 2023.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the self-insurance reserves for general and professional liability and workers’ compensation included the following among others:

•We tested the effectiveness of controls related to self-insurance reserves for general and professional liability and workers’ compensation, including management’s controls over the review of the historical claim data and the projection of the settlement value of the reported and unreported claims.

•We evaluated the methods and assumptions used by management to estimate the self-insurance reserves for general and professional liability and workers’ compensation by:

◦Reading the Company’s insurance policies and compared the coverage and terms to the assumptions used by management.

◦Testing the underlying data that served as the basis for the actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were accurate and complete.

◦Comparing management's change in ultimate loss to the differential between expected development and actuals incurred during the current year to identify potential bias in the determination of the insurance reserves.

•With the assistance of our actuarial specialists, we developed independent estimates of self-insurance reserves for general and professional liability and workers’ compensation and compared our estimates to management’s estimates.

/s/ DELOITTE & TOUCHE LLP

Boise, ID
February 28, 2024

We have served as the Company's auditor since 2019.

THE PENNANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$6,059	$2,079
Accounts receivable—less allowance for doubtful accounts of $259 and $592 at December 31, 2023 and 2022, respectively	61,116	53,420
Prepaid expenses and other current assets	12,902	18,323
Total current assets	80,077	73,822
Property and equipment, net	28,598	26,621
Right-of-use assets	262,923	260,868
Deferred tax assets, net	—	2,149
Restricted and other assets	9,337	10,545
Goodwill	91,014	79,497
Other indefinite-lived intangibles	67,742	58,617
Total assets	$539,691	$512,119
Liabilities and equity
Current liabilities:
Accounts payable	$10,841	$13,647
Accrued wages and related liabilities	28,256	23,283
Lease liabilities—current	17,122	16,633
Other accrued liabilities	15,330	16,684
Total current liabilities	71,549	70,247
Long-term lease liabilities—less current portion	248,596	247,042
Deferred tax liabilities, net	1,855	—
Other long-term liabilities	8,262	6,281
Long-term debt, net	63,914	62,892
Total liabilities	394,176	386,462
Commitments and contingencies (Note 16)
Equity:
Common stock, $0.001 par value; 100,000 shares authorized; 30,297 and 29,948 shares issued and outstanding at December 31, 2023, respectively, and 30,149 and 29,692 shares issued and outstanding at December 31, 2022, respectively	29	29
Additional paid-in capital	105,712	99,764
Retained earnings	34,663	21,284
Treasury stock, at cost, 3 shares at December 31, 2023 and 2022	(65)	(65)
Total The Pennant Group, Inc. stockholders' equity	140,339	121,012
Noncontrolling interest	5,176	4,645
Total equity	145,515	125,657
Total liabilities and equity	$539,691	$512,119
See accompanying notes to the consolidated financial statements.

THE PENNANT GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per-share amounts)

	Year Ended December 31,
	2023	2022	2021

Revenue	$544,891	$473,241	$439,694

Expense:
Cost of services	438,096	376,638	350,236
Rent—cost of services	39,759	38,018	40,863
General and administrative expense	36,667	33,981	36,259
Depreciation and amortization	5,130	4,900	4,784
Loss on asset dispositions and impairment, net	70	6,965	2,857
Total expenses	519,722	460,502	434,999
Income from operations	25,169	12,739	4,695
Other income (expense), net:
Other income (expense)	339	(31)	(24)
Interest expense, net	(5,924)	(3,816)	(1,941)
Other expense, net	(5,585)	(3,847)	(1,965)
Income before provision for income taxes	19,584	8,892	2,730
Provision for income taxes	5,674	1,649	582
Net income	13,910	7,243	2,148
Less: net income (loss) attributable to noncontrolling interest	531	600	(548)
Net income and other comprehensive income attributable to The Pennant Group, Inc.	$13,379	$6,643	$2,696
Earnings per share:
Basic	$0.45	$0.23	$0.09
Diluted	$0.44	$0.22	$0.09
Weighted average common shares outstanding:
Basic	29,863	29,064	28,406
Diluted	30,193	30,159	30,642
See accompanying notes to the consolidated financial statements.

THE PENNANT GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount			Shares	Amount

Balance at December 31, 2020	28,696	$28	$84,671	$11,945	3	$(65)	$4,593	$101,172
Net income attributable to The Pennant Group, Inc.	—	—	—	2,696	—	—	—	2,696
Net loss attributable to Non-controlling interests	—	—	—	—	—	—	(548)	(548)
Share-based compensation	—	—	10,040	—	—	—	—	10,040
Issuance of common stock from the exercise of stock options	115	—	884	—	—	—	—	884
Net issuance of restricted stock	15	—	—	—	—	—	—	—
Balance at December 31, 2021	28,826	28	95,595	14,641	3	(65)	4,045	114,244
Net income attributable to The Pennant Group, Inc.	—	—	—	6,643	—	—	—	6,643
Net income attributable to Non-controlling interests	—	—	—	—	—	—	600	600
Share-based compensation	—	—	3,086	—	—	—	—	3,086
Issuance of common stock from the exercise of stock options	125	1	1,083	—	—	—	—	1,084
Net issuance of restricted stock	1,198	—	—	—	—	—	—	—
Balance at December 31, 2022	30,149	29	99,764	21,284	3	(65)	4,645	125,657
Net income attributable to The Pennant Group, Inc.	—	—	—	13,379	—	—	—	13,379
Net income attributable to Non-controlling interests	—	—	—	—	—	—	531	531
Share-based compensation	—	—	5,369	—	—	—	—	5,369
Issuance of common stock from the exercise of stock options	89	—	579	—	—	—	—	579
Net issuance of restricted stock	59	—	—	—	—	—	—	—
Balance at December 31, 2023	30,297	$29	$105,712	$34,663	3	$(65)	$5,176	$145,515
See accompanying notes to the consolidated financial statements.

THE PENNANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$13,910	$7,243	$2,148
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,130	4,900	4,784
Amortization of deferred financing fees	521	520	488
Provision for doubtful accounts	646	881	616
Share-based compensation	5,369	3,086	10,040
Deferred income taxes	4,004	1,700	(1,752)
Loss on asset dispositions and impairment	70	218	2,835
Change in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(7,350)	(361)	(7,335)
Prepaid expenses and other assets	7,770	(7,426)	(4,624)
Operating lease obligations	(12)	(67)	803
Accounts payable	(1,845)	2,368	562
Accrued wages and related liabilities	4,972	(197)	(3,864)
Other accrued liabilities	(814)	1,856	2,570
Advance payments	—	(6,211)	(21,786)
Other long-term liabilities	719	534	(3,708)
Net cash provided by (used in) operating activities	33,090	9,044	(18,223)
Cash flows from investing activities:
Purchase of property and equipment	(8,105)	(14,170)	(6,303)
Cash payments for business acquisitions	(21,376)	(10,130)	(13,550)
Escrow deposits	(201)	(49)	—
Restricted and other assets	(540)	110	(267)
Net cash used in investing activities	(30,222)	(24,239)	(20,120)
Cash flows from financing activities:
Proceeds from revolver agreement	182,000	129,500	125,500
Payments on revolver agreement	(181,500)	(118,500)	(81,500)
Finance lease obligations	33	—	—
Payments for deferred financing costs	—	—	(1,394)
Issuance of common stock upon the exercise of options	579	1,084	884
Net cash provided by financing activities	1,112	12,084	43,490
Net increase (decrease) in cash	3,980	(3,111)	5,147
Cash beginning of period	2,079	5,190	43
Cash end of period	$6,059	$2,079	$5,190
See accompanying notes to the consolidated financial statements.

THE PENNANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,012	$3,027	$1,448
Income taxes	$841	$99	$2,616
Operating lease liabilities	$36,653	$35,994	$39,151
Right-of-use assets obtained in exchange for new operating lease obligations	$12,826	$12,645	$3,230
Finance lease assets obtained in exchange for new finance lease obligations	$633	$—	$—
Non-cash adjustment to right-of-use assets and lease liabilities from lease modifications	$5,195	$6,270	$4,674
Non-cash adjustment to right-of-use assets and lease liabilities from lease terminations and assignments	$—	$(43,136)	$—
Non-cash investing activity:
Capital expenditures in accounts payable	$319	$1,280	$730
See accompanying notes to the consolidated financial statements.

THE PENNANT GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data and operational senior living units)
1. DESCRIPTION OF BUSINESS
The Pennant Group, Inc. (herein referred to as “Pennant,” the “Company,” “it,” or “its”), is a holding company with no direct operating assets, employees or revenue. The Company, through its independent operating subsidiaries, provides healthcare services across the post-acute care continuum. As of December 31, 2023, the Company’s subsidiaries operated 111 home health, hospice and home care agencies and 51 senior living communities located in Arizona, California, Colorado, Idaho, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming.

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The accompanying consolidated financial statements of the Company (the “Financial Statements”) reflect the Company’s financial position for the years ended December 31, 2023 and 2022, and the Company’s results of operations and cash flows for the years ended December 31, 2023, 2022 and 2021 and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the regulations of the Securities and Exchange Commission (“SEC”). The Company presents noncontrolling interests within the equity section of its consolidated balance sheets and the amount of consolidated net income (loss) that is attributable to The Pennant Group, Inc. and the noncontrolling interest in its consolidated statements of income.

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

Reclassifications - Certain amounts in the prior financial statements have been reclassified to conform to the presentation of the current period financial statements.

Estimates and Assumptions - The preparation of the Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Financial Statements relate to self-insurance reserves, revenue recognition, and intangible assets and goodwill. Actual results could differ from those estimates.

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

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

not occur in a future period. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would effect net service revenue in the period such variances become known.

As the Company’s contracts have an original duration of one year or less, the Company uses the practical expedient applicable to its contracts and does not consider the time value of money. Further, because of the short duration of these contracts, the Company has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue. In addition, the Company has applied the practical expedient provided by Accounting Standard Codification (“ASC”) Topic 340, Other Assets and Deferred Costs, and all incremental customer contract acquisition costs are expensed as they are incurred because the amortization period would have been one year or less. See Note 5, Revenue and Accounts Receivable.

CARES Act - The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act allowed for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. The Company deferred approximately $7,836 of employer-paid portion of social security tax, all of which was repaid as of December 31, 2022. The CARES Act also expanded the Centers for Medicare & Medicaid Services’ (“CMS”) ability to provide accelerated/advance payments intended to increase the cash flow of healthcare providers and suppliers impacted by COVID-19. During 2020, the Company applied for and received $27,997 in funds under the Accelerated and Advance Payment (“AAP”) Program, all of which was recouped as of June 23, 2022.

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

Property and Equipment - Property and equipment are initially recorded at their historical cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets (ranging from one to 40 years). Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term. Repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets - The Company reviews the carrying value of long-lived assets that are held and used in the independent operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiary to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. There were no long-lived asset impairments during the year ended December 31, 2023. Management evaluated its long-lived assets and the Company identified $218 and $2,835 in long-lived asset impairments related to six senior living communities for the years ended December 31, 2022 and 2021, respectively. See further discussion at Note 8, Property and Equipment, Net.

Intangible Assets and Goodwill - The Company’s indefinite-lived intangible assets consist of trade names and Medicare and Medicaid licenses. The Company tests indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. The Company reviews goodwill for impairment annually on the first day of the fourth quarter and also if events or changes in circumstances indicate the occurrence of a triggering event. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform a quantitative impairment test by comparing the fair value with the carrying amount of the reporting unit. If

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the carrying amount of a reporting unit exceeds its fair value, then the Company records an impairment of goodwill equal to the amount that the carrying amount of a reporting unit exceeds its fair value.

As of December 31, 2023, we evaluated potential triggering events that might be indicators that our goodwill and indefinite-lived intangible assets were impaired. As a result of our evaluation, no goodwill or indefinite-lived intangible asset impairments were recorded during the years ended December 31, 2023, 2022 and 2021. See further discussion at Note 9, Goodwill and Intangible Assets.

Self-Insurance Reserve - The Company retains risk for a substantial portion of potential claims for general and professional liability and workers’ compensation. The Company recognizes obligations associated with these costs, up to specified deductible limits in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported. The Company evaluates the adequacy of the self-insurance reserves in conjunction with an independent actuarial assessment. As of December 31, 2023, the general and professional liability insurance has a retention limit of $150 per claim with a $500 corridor as an additional out-of-pocket retention we must satisfy for claims within the policy year before the carrier will reimburse losses. The workers’ compensation insurance has a retention limit of $250 per claim, except for policies held in Texas, Washington, and Wyoming which are subject to state insurance and possess their own limits.

These costs have generally been estimated based on historical data of our claims experience. Such estimates, and the resulting reserves, are reviewed and updated by us on a quarterly basis.

The following table presents details of the Company's insurance program, including general and professional liability and workers’ compensation, and amounts accrued for the periods indicated in other accrued liabilities and other long-term liabilities in our accompanying consolidated balance sheets. The amounts accrued below represent the total estimated liability for individual claims that are less than our noted insurance coverage amounts, which includes outstanding claims and claims incurred but not reported. The amounts are reported gross of reinsurance receivable of $2,045 and $1,561 included in restricted and other assets for the years ended December 31, 2023 and 2022, respectively, and $237 and $188 included in prepaid expenses and other current assets for the years ended December 31, 2023 and 2022, respectively.

	As of December 31,
	2023	2022
Type of Insurance
General and professional liability	$4,078	$3,690
Workers’ compensation	4,892	3,810
Total estimated liability	8,970	7,500
Less: long-term portion, included in other long-term liabilities	(6,509)	(5,748)
Current portion of estimated liability, included in other accrued liabilities	$2,461	$1,752

Beginning on January 1, 2022, the Company transitioned its employee health plans to a self-insurance model. Prior to that date, the Company did not retain risk related to its employee health plans. The Company self-funds medical, including prescription drugs, dental healthcare, and vision benefits for its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure associated with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $325 for each covered person for fiscal years 2023 and 2022. As of December 31, 2023 and 2022 our medical benefits liability was $1,931 and $1,794, respectively, recorded as a component of other accrued liabilities.

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

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Noncontrolling Interest - The noncontrolling interest in a subsidiary is initially recognized at estimated fair value on the acquisition date and is presented within total equity in the Company's consolidated balance sheets. The Company presents the noncontrolling interest and the amount of consolidated net income and other comprehensive income attributable to The Pennant Group, Inc. in its consolidated statements of income. Net income per share is calculated based on net income attributable to The Pennant Group, Inc.'s stockholders. The carrying amount of the noncontrolling interest is adjusted based on an allocation of subsidiary earnings based on ownership interest.

Share-Based Compensation - The Company measures and recognizes compensation expense for all share-based payment awards, including employee stock options and restricted stock, made to employees and Pennant’s directors based on estimated fair values, ratably over the requisite service period of the award. The Company accounts for forfeitures as they occur. The total amount of share-based compensation was $5,369, $3,086, and $10,040 for the years ended December 31, 2023, 2022 and 2021, respectively, of which $2,250, $647 and $7,964, respectively, was recorded in general and administrative expense, with the difference being recorded in cost of services. For further discussion see Note 12, Options and Awards.

State Relief Funding - The Company receives state relief funding through programs from various states, including healthcare relief funding under the American Rescue Plan Act (“ARPA”), and other state specific relief programs. The funding generally incorporates specific use requirements primarily for direct patient care including labor-related expenses that are attributable to the COVID-19 pandemic or are associated with providing patient care.

These funds are recognized as a reduction of cost of services when related expenses are incurred. As of December 31, 2023 and 2022, the Company had $780 and $1,479 in unapplied state relief funds, respectively. The unapplied state relief funds received are recorded in other accrued liabilities on the consolidated balance sheets. The Company recognized state relief funding totaling $4,654 for the year ended December 31, 2023, and $3,941 for the year ended December 31, 2022, which the Company recognized as a reduction of cost of services.

Recent Accounting Pronouncements - Except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws and a limited number of grandfathered standards, the FASB ASC is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. For any new pronouncements announced, the Company considers whether the new pronouncements could alter previous generally accepted accounting principles and determines whether any new or modified principles will have a material impact on the Company's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company's financial management and certain standards are under consideration.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which requires the Company to expand the breadth and frequency of segment disclosures to include additional information about significant segment expenses, the chief operating decision maker and other items, and also require the annual disclosures on an interim basis. This guidance is effective for annual periods beginning after December 15, 2023, which will be the Company's fiscal year 2024, with early adoption permitted. The Company is currently evaluating the impact of the ASU on its Quarterly and Annual Reports.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. This guidance is effective for annual periods beginning after December 15, 2024, which will be the Company's fiscal year 2025, with early adoption permitted. The Company doesn’t expect it to have any material impacts.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. TRANSACTIONS WITH ENSIGN
On October 1, 2019, The Ensign Group, Inc. (“Ensign”) completed the separation of Pennant (the “Spin-Off”). Pennant and Ensign continue to partner in the provision of services along the healthcare continuum.

The Company has incurred $1,035, $1,561, and $3,124 in costs related to the Transitions Services Agreement for the years ended December 31, 2023, 2022 and 2021, respectively, that related primarily to shared services at proximate operations.

Expenses related to room and board charges at Ensign skilled nursing facilities for hospice patients were $4,583, $3,211, and $3,084 for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company’s independent operating subsidiaries leased 29 of its senior living communities from subsidiaries of Ensign under a master lease arrangement as of December 31, 2023. See further discussion below at Note 13, Leases.

On January 27, 2022, affiliates of the Company entered into certain operations transfer agreements (collectively, the “Transfer Agreements”) with affiliates of Ensign, providing for the transfer of the operations of five senior living communities (the “Transaction”). The Transfer Agreements required one of the transferors to place $6,500 in escrow to cover post-closing capital expenditures and operating losses related to one of the communities, and such escrow was funded by an initial payment by the transferor at closing followed by eight equal monthly installments. The Company recorded the amount in loss on asset dispositions and impairment, net during 2022. The Transaction closed in April 2022.

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

The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income	$13,910	$7,243	$2,148
Less: net income (loss) attributable to noncontrolling interest	531	600	(548)
Net income attributable to The Pennant Group, Inc.	$13,379	$6,643	$2,696

Denominator:
Weighted average shares outstanding for basic net income per share	29,863	29,064	28,406
Plus: incremental shares from assumed conversion(a)	330	1,095	2,236
Adjusted weighted average common shares outstanding for diluted income per share	30,193	30,159	30,642

Earnings Per Share:
Basic net income per common share	$0.45	$0.23	$0.09
Diluted net income per common share	$0.44	$0.22	$0.09

(a)
The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 2,363, 1,860, and 478 for the years ended December 31, 2023, 2022 and 2021, respectively.

5. REVENUE AND ACCOUNTS RECEIVABLE
Revenue is recognized when services are provided to the patients at the amount that reflects the consideration to which the Company expects to be entitled from patients and third-party payors, including Medicaid, Medicare and managed care

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

programs (Commercial, Medicare Advantage and Managed Medicaid plans). The healthcare services in home health and hospice patient contracts include routine services in exchange for a contractual agreed-upon amount or rate. Routine services are treated as a single performance obligation satisfied over time as services are rendered. As such, patient care services represent a bundle of services that are not capable of being distinct within the context of the contract. Additionally, there may be ancillary services which are not included in the rates for routine services, but instead are treated as separate performance obligations satisfied at a point in time, if and when those services are rendered.

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

The Company records revenue from Medicare, Medicaid and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement.

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

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Senior Living Revenue

The Company has elected the lessor practical expedient within ASC Topic 842, Leases, and therefore recognizes, measures, presents, and discloses the revenue for services rendered under the Company’s senior living residency agreements based upon the predominant component, either the lease or non-lease component, of the contracts. The Company has determined that the services included under the Company’s senior living residency agreements each have the same timing and pattern of transfer. The Company recognizes revenue under ASC Topic 606, Revenue from Contracts with Customers, for its senior residency agreements, for which it has determined that the non-lease components of such residency agreements are the predominant component of each such contract.

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

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue by payor for the years ended December 31, 2023, 2022 and 2021, is summarized in the following tables:

	Year Ended December 31, 2023
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$96,035	$167,775	$—	$263,810	48.4%
Medicaid	9,625	20,738	46,974	77,337	14.2
Subtotal	105,660	188,513	46,974	341,147	62.6
Managed care	68,260	5,488	—	73,748	13.5
Private and other(a)	25,917	626	103,453	129,996	23.9
Total revenue	$199,837	$194,627	$150,427	$544,891	100.0%

(a)	Private and other payors in the Company’s home health and hospice services segment includes revenue from all payors generated in the Company’s home care operations.

	Year Ended December 31, 2022
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$91,415	$140,338	$—	$231,753	49.0%
Medicaid	9,749	15,568	37,617	62,934	13.3
Subtotal	101,164	155,906	37,617	294,687	62.3
Managed care	57,824	4,277	—	62,101	13.1
Private and other(a)	22,741	337	93,375	116,453	24.6
Total revenue	$181,729	$160,520	$130,992	$473,241	100.0%

(a)	Private and other payors in the Company’s home health and hospice services segment includes revenue from all payors generated in the Company’s home care operations.

	Year Ended December 31, 2021
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$80,849	$135,939	$—	$216,788	49.3%
Medicaid	8,935	12,103	37,317	58,355	13.3
Subtotal	89,784	148,042	37,317	275,143	62.6
Managed care	46,167	3,196	—	49,363	11.2
Private and other(a)	22,007	374	92,807	115,188	26.2
Total revenue	$157,958	$151,612	$130,124	$439,694	100.0%

(a)	Private and other payors in the Company’s home health and hospice services segment includes revenue from all payors generated in the Company’s home care operations.

Balance Sheet Impact

Included in the Company’s consolidated balance sheets are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounts receivable as of December 31, 2023 and December 31, 2022 is summarized in the following table:

	December 31, 2023	December 31, 2022
Medicare	$35,665	$31,321
Medicaid	11,578	10,700
Managed care	11,752	9,370
Private and other	2,380	2,621
Accounts receivable, gross	61,375	54,012
Less: allowance for doubtful accounts	(259)	(592)
Accounts receivable, net	$61,116	$53,420

The following table summarizes the activity for our allowance for doubtful accounts for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$592	$902	$643
Additions to bad debt expense	646	881	616
Write-offs of uncollectible accounts	(979)	(1,191)	(357)
Balance at end of period	$259	$592	$902

Concentrations- Credit Risk

Credit Risk - The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s gross receivables from the Medicare and Medicaid programs accounted for approximately 77.0% and 77.8% of its total gross accounts receivable as of December 31, 2023 and December 31, 2022, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 62.6%, 62.3%, and 62.6% of the Company's revenue for the years ended December 31, 2023, 2022 and 2021, respectively.

6. BUSINESS SEGMENTS
The Company classifies its operations into the following reportable operating segments: (1) home health and hospice services, which includes the Company’s home health, hospice and home care businesses; and (2) senior living services, which includes the operation of assisted living, independent living and memory care communities. The reporting segments are business units that offer different services and are managed separately to provide greater visibility into those operations. The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), reviews financial information at the operating segment level. The Company also report an “all other” category that includes general and administrative expense from its Service Center.

As of December 31, 2023, the Company provided services through 111 affiliated home health, hospice and home care agencies, and 51 affiliated senior living operations. The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. The Company’s Service Center provides various services to all lines of business. The Company does not review assets by segment and therefore assets by segment are not disclosed below.

The CODM uses Segment Adjusted EBITDAR from Operations as the primary measure of profit and loss for the Company's reportable segments and to compare the performance of its operations with those of its competitors. Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation expense, (3) acquisition related costs and credit allowances, (4) transition services costs, (5) costs associated with transitioning operations, (6) unusual, non-recurring or redundant charges, and (7) net income (loss) attributable to noncontrolling interest. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table presents certain financial information regarding the Company’s reportable segments, general and administrative expenses are not allocated to the reportable segments and are included in “All Other”.

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Year Ended December 31, 2023
Revenue	$394,464	$150,427	$—	$544,891
Segment Adjusted EBITDAR from Operations	$65,606	$45,294	$(31,704)	$79,196
Year Ended December 31, 2022
Revenue	$342,249	$130,992	$—	$473,241
Segment Adjusted EBITDAR from Operations	$61,827	$37,563	$(31,435)	$67,955
Year Ended December 31, 2021
Revenue	$309,570	$130,124	$—	$439,694
Segment Adjusted EBITDAR from Operations	$55,565	$37,517	$(26,208)	$66,874

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations above to income from operations:

	Year Ended December 31,
	2023	2022	2021
Segment Adjusted EBITDAR from Operations	$79,196	$67,955	$66,874
Less: Depreciation and amortization	5,130	4,900	4,784
Rent—cost of services	39,759	38,018	40,863
Other income (expense)	339	(31)	(24)
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(a)	102	1,435	1,045
Share-based compensation expense(b)	5,565	3,363	10,040
Acquisition related costs and credit allowances(c)	476	731	80
Transition services costs(d)	—	—	2,008
Costs associated with transitioning operations(e)	612	6,103	2,835
Unusual, non-recurring or redundant charges (f)	2,575	1,297	—
Add: Net income (loss) attributable to noncontrolling interest	531	600	(548)
Consolidated Income from operations	$25,169	$12,739	$4,695

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
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
(d)
Costs identified as redundant or non-recurring incurred by the Company as a result of the Spin-Off. The 2021 amounts represents part of the costs incurred under the Transition Services Agreement. All amounts are included in general and administrative expense. Fees incurred under the Transition Services Agreement were $1,035, $1,561, and $3,124 for the year ended December 31, 2023, 2022 and 2021, respectively.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(e)
During the year ended December 31, 2023, an affiliate of the Company placed its memory care units into transition and is actively seeking to sublease the units to an unrelated third party. The amount above represents the net operating impact attributable to the units in transition. The amounts reported exclude rent and depreciation and amortization expense related to such operations and include legal settlement costs associated with one of the entities transitioned to Ensign.

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

(f)
Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses. The amounts reported for the year ended December 31, 2022 include certain costs identified as redundant or non-recurring incurred by the Company for services provided by Ensign under the Transition Services Agreement, and were included in general and administrative expense.

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

2023 Acquisitions

During the year ended December 31, 2023, the Company expanded its operations with the addition of three home health agencies, eight hospice agencies, two home care agencies, and two senior living communities. In connection with the addition of the two senior living communities, the Company entered into a new long-term “triple-net” lease. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction.

The fair value of assets for two home health agencies, eight hospice agencies, and two home care agencies acquired were mostly concentrated in goodwill and indefinite-lived intangible assets and as such, these transactions were classified as business combinations in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The purchase price for the business combinations was $21,376, which primarily consisted of goodwill of $11,517, indefinite-lived intangible assets of $8,914 related to Medicare and Medicaid licenses, and equipment, other assets and accounts receivable of $1,026, less assumed liabilities of $81. The acquisitions contributed $10,549 in revenue and operating income of $280 during the year ended December 31, 2023. The Company anticipates that the total goodwill recognized will be fully deductible for tax purposes.

One home health agency acquired a Medicare license and was considered an asset acquisition. The fair value of the home health license acquired was $211 and was recorded in other indefinite-lived intangibles.

There were no material acquisition costs that were expensed related to the business combinations during the year ended December 31, 2023.

2022 Acquisitions

During the year ended December 31, 2022, the Company expanded its operations with the addition of three home health agencies, four hospice agencies, and one senior living community. In connection with the addition of the senior living community, the Company entered into a new long-term “triple-net” lease. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction.

The aggregate purchase price for the home health and hospice acquisitions was $10,130. The goodwill was primarily attributable to indefinite-lived intangible assets that do not qualify for separate recognition, and to synergies the Company expects to achieve related to the acquisition, which was allocated to the Company's operating segments which are its reporting units. Total goodwill recognized was fully deductible for tax purposes. There were no material acquisition costs that were expensed related to the business combination during the year ended December 31, 2022.

2021 Acquisitions

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the year ended December 31, 2021, the Company expanded its operations with the addition of five home health agencies, four hospice agencies, and two home care agencies. The aggregate purchase price for these acquisitions was $14,135. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction. The goodwill was primarily attributable to intangible assets that do not qualify for separate recognition and to synergies the Company expects to achieve related to the acquisition and was allocated to the Company's operating segments which are its reporting units. Total goodwill recognized was fully deductible for tax purposes. Acquisition costs related to the business combinations of home health, hospice, and home care acquisitions of $80 were expensed related to the business combinations during the year ended December 31, 2021.

Two of the hospice agencies were acquired Medicare licenses and were considered asset acquisitions. The fair value of assets for the hospice licenses acquired totaled $585 and was allocated to indefinite-lived intangible assets.

The fair value of assets for home health and hospice acquisitions was mostly concentrated in goodwill and as such, these transactions were classified as business combinations in accordance with ASC 805. The table below presents the allocation of the purchase price for the operations acquired in acquisitions during the years ended December 31, 2023, 2022 and 2021 as noted above:

	December 31,
	2023	2022	2021
Equipment, furniture, and fixtures	$34	$188	$62
Goodwill	11,517	5,232	7,821
Other indefinite-lived intangible assets	8,914	4,887	6,242
Intangible assets	—	10	—
Other assets	992	—	10
Liabilities assumed	(81)	(187)	—
Total acquisitions	$21,376	$10,130	$14,135
Less: cash paid in prior year (held in escrow)(a)	—	—	(585)
Total cash paid for acquisitions	$21,376	$10,130	$13,550

(a)	Total cash paid for acquisitions for the year ended December 31, 2021 includes $585 as an escrow deposit that was paid in the prior year.

Subsequent Events

On January 1, 2024, the Company announced it closed on a home health joint venture with John Muir Health (“Muir”), a leading nonprofit integrated health system serving communities throughout the east bay region of San Francisco, California. The transaction, which combines certain assets and the operations of Muir’s home health business and the assets and operations of a local Pennant-affiliated home health agency, will be majority-owned and managed by an independent operating subsidiary of the Company and provide home health services to patients throughout the San Francisco east bay region. Along with the assets contributed by a local Pennant-affiliated home health agency, the Company paid Muir $11,780 for a majority interest in the joint venture.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following:

	December 31,
	2023	2022
Land	$96	$96
Building	1,890	1,890
Leasehold improvements	21,204	18,759
Equipment	29,247	25,532
Furniture and fixtures	1,238	1,151
Total property and equipment	53,675	47,428
Less: accumulated depreciation	(25,077)	(20,807)
Property and equipment, net	$28,598	$26,621

Depreciation expense was $5,120, $4,856 and $4,751 for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company acquired one building and related assets during the year ended December 31, 2022 associated with an existing senior living community operation. The total acquisition price of the land, building and related equipment was $2,007.

Asset Impairment

The Company measures certain assets at fair value on a non-recurring basis, including long-lived assets, which are evaluated for impairment. Long-lived assets include assets such as property and equipment, operating lease assets and certain intangible assets. The inputs used to determine the fair value of long-lived assets and a reporting unit are considered Level 3 measurements due to their subjective nature. Management has evaluated its long-lived assets and determined there were no losses due to impairment for the year ended December 31, 2023, and $218 and $2,835 for the years ended December 31, 2022 and 2021, respectively. Losses resulting from impairment are included in loss on asset dispositions and impairment, net on the consolidated statements of income.

9. GOODWILL AND INTANGIBLE ASSETS
The Company tests goodwill annually and also if events or changes in circumstances indicate the occurrence of a triggering event which might indicate there may be impairment. The Company performs its goodwill impairment analysis for each reporting unit that constitutes a component for which (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component, in accordance with the provisions of ASC Topic 350, Intangibles-Goodwill and Other.

The Company reviews goodwill for impairment by initially considering qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform a quantitative analysis. The Company may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis. An impairment loss is recognized for the amount that the carrying amount of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The Company did not identify any impairment charges during the years ended December 31, 2023, 2022 and 2021.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table represents activity in goodwill by segment:

	Home Health and Hospice Services	Senior Living Services	Total
December 31, 2021	$70,623	$3,642	$74,265
Additions	5,232	—	5,232
December 31, 2022	75,855	3,642	79,497
Additions	11,517	—	11,517
December 31, 2023	$87,372	$3,642	$91,014

Other indefinite-lived intangible assets consist of the following:

	December 31,
	2023	2022
Trade names	$1,385	$1,385
Medicare and Medicaid licenses	66,357	57,232
Total other indefinite-lived intangibles	$67,742	$58,617

10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	December 31, 2023	December 31, 2022
Refunds payable	$1,566	$2,244
Deferred revenue	1,658	1,592
Resident deposits	2,367	4,315
Property taxes	1,255	1,027
Deferred state relief funds	780	1,479
Accrued self-insurance liabilities	4,392	3,546
Other	3,312	2,481
Other accrued liabilities	$15,330	$16,684

Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Deferred revenue occurs when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to residents and a small portion consists of non-refundable deposits recognized into revenue over a period of time. Deferred state relief funds are relief funds the Company has received from various states that will offset against future related expenses.

11. DEBT
Long-term debt, net consists of the following:

	December 31,
	2023	2022
Revolving credit facility	$65,000	$64,500
Less: unamortized debt issuance costs(a)	(1,086)	(1,608)
Long-term debt, net	$63,914	$62,892

(a)
Amortization expense for debt issuance costs was $521, $520, and $488 for the years ended December 31, 2023, 2022 and 2021, respectively, and is recorded in interest expense, net on the consolidated statements of income.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On June 12, 2023, Pennant entered into the Second Amendment to the Credit Agreement that replaced the reference rate in the Credit Agreement from LIBOR-based rates to SOFR-based rates. The Credit Agreement provides for a revolving credit facility with a syndicate of banks with a borrowing capacity of $150,000 (the “Revolving Credit Facility”). The interest rates applicable to loans under the Revolving Credit Facility are, at the Company’s election, either (i) Adjusted Term SOFR (as defined in the Credit Agreement) plus a margin ranging from 2.3% to 3.3% per annum or (ii) Base Rate plus a margin ranging from 1.3% to 2.3% per annum, in each case, based on the ratio of Consolidated Total Net Debt to Consolidated EBITDA (each, as defined in the Credit Agreement). In addition, Pennant pays a commitment fee on the undrawn portion of the commitments under the Revolving Credit Facility which ranges from 0.35% to 0.50% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio of the Company and its subsidiaries. The Company is not required to repay any loans under the Credit Agreement prior to maturity in 2026, other than to the extent the outstanding borrowings exceed the aggregate commitments under the Credit Agreement. As of December 31, 2023, the Company’s weighted average interest rate on its outstanding debt was 7.9%. As of December 31, 2023, the Company had available borrowing on the Revolving Credit Facility of $80,814, which is net of outstanding letters of credit of $4,186.

The fair value of the Revolving Credit Facility approximates carrying value, due to the short-term nature and variable interest rates. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates.

The Credit Agreement is guaranteed, jointly and severally, by certain of the Company’s independent operating subsidiaries, and is secured by a pledge of stock of the Company's material independent operating subsidiaries as well as a first lien on substantially all of each material operating subsidiary's personal property. The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of December 31, 2023 and 2022, the Company was compliant with all such financial covenants.

12. OPTIONS AND AWARDS

Outstanding options and restricted stock awards of the Company were granted under the 2019 Omnibus Incentive Plan and Long-Term Incentive Plan (the “LTIP”), (together referred to as the “Pennant Plans”).

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

Total share-based compensation expense for all of the Pennant Plans for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Share-based compensation expense related to stock options	$3,945	$3,266	$3,093
Share-based compensation expense related to Restricted Stock	712	(467)	6,141
Share-based compensation expense related to Restricted Stock to non-employee directors	712	287	806
Total share-based compensation	$5,369	$3,086	$10,040

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In future periods, the Company estimates it will recognize the following share-based compensation expense for unvested stock options and unvested Restricted Stock. Total unrecognized share-based compensation as of December 31, 2023 was as follows:

	Unrecognized Share-Based Compensation Expense	Weighted Average Recognition Period (in years)
Unvested stock options	$11,529	3.3
Unvested Restricted Stock	2,389	3.5
Total unrecognized share-based compensation expense	$13,918

On July 25, 2022 the Company modified certain outstanding RSUs granted to the former chief executive officer of the Company in connection with the Spin-Off. All the RSUs had an original vesting date of October 1, 2022. The modification resulted in the forfeiture of 250 outstanding RSUs and accelerated the vesting on the remaining 943 RSUs from October 1, 2022 to July 31, 2022. The modification of the award resulted in a net reduction of share-based compensation expense related to the awards of $3,812 recorded in general and administrative expense during 2022. There were no modification of awards during 2023.

Stock Options

Under the Pennant Plans, options granted to employees of the subsidiaries of Pennant generally vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years after the date of grant.

The Company uses the Black-Scholes option-pricing model to determine the grant date fair value which is used to recognize the value of share-based compensation expense for share-based payment awards under the Pennant Plans. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the grant date requires considerable judgment, including estimating stock price volatility and expected option life. The Company develops estimates based on historical data and market information, which can change significantly over time.

The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted:

Grant Year	Options Granted	Risk-Free Interest Rate	Expected Life(a)	Expected Volatility(b)	Dividend Yield	Weighted Average Fair Value of Options
2023	924	4.2%	6.5	41.8%	—%	$6.59
2022	448	2.7%	6.5	39.8%	—%	$6.35
2021	454	1.1%	6.5	38.4%	—%	$13.84

(a)
Under the midpoint method, the expected option life is the midpoint between the contractual option life and the average vesting period for the options being granted. This resulted in an expected option life of 6.5 years for the options granted.

(b)	Because the Company’s equity shares have been traded for a relatively short period of time, expected volatility assumption was based on the volatility of related industry stocks.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table represents the employee stock option activity during the year ended December 31, 2023:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
December 31, 2022	2,219	$20.76	973	$16.90
Granted	924	$13.55
Exercised	(89)	$6.57
Forfeited	(72)	$21.51
Expired	(58)	$19.14
December 31, 2023	2,924	$18.79	1,190	$19.14

The aggregate intrinsic value of options outstanding, vested, unvested and exercised as of and for the year ended December 31, 2023 is as follows:

Options	December 31, 2023
Outstanding	$3,776
Vested	2,699
Unvested	1,077
Exercised	577
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. There were 1,734 unvested and outstanding options at December 31, 2023. The weighted average contractual life for options outstanding, vested and expected to vest at December 31, 2023 was 7.16 years.

Restricted Stock

Under the Pennant Plans, the Company granted Restricted Stock to Pennant employees, Ensign employees, and to non-employee directors. All awards generally vest between three to five years. A summary of the status of Pennant’s non-vested Restricted Stock, and changes during the year ended December 31, 2023, is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
December 31, 2022	418	$14.26
Granted	63	11.31
Vested	(213)	13.36
Forfeited	(3)	15.70
December 31, 2023	265	$14.27

13. LEASES
The Company’s independent operating subsidiaries lease senior living communities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from 15 to 25 years. The Company’s independent operating subsidiaries also lease the administrative offices of home health and hospice agencies which generally range from one to 11 years. Most of these leases contain renewal options, most involve rent increases and none contain purchase options. The lease term excludes lease renewals because the renewal rents are not at a bargain, there are no economic penalties for the Company to renew the lease, and it is not reasonably certain that the Company will exercise the extension options. The Company elected the accounting policy practical expedients in ASC 842 to: (i) combine associated lease and non-lease components into a single lease component; and (ii) exclude recording short-term leases as right-of-use assets and liabilities on the consolidated balance sheets. Non-lease components, which are not significant overall, are combined with lease components.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2023, the Company’s independent operating subsidiaries leased 29 senior living communities from subsidiaries of Ensign (“Ensign Leases”) under a master lease arrangement. The existing leases with subsidiaries of Ensign are for initial terms of between 14 to 20 years. The total amount of rent expense included in rent - cost of services paid to subsidiaries of Ensign was $13,567, $13,595, and $12,773, for the years ended December 31, 2023, 2022 and 2021, respectively. In addition to rent, each of the operating companies are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all community maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties.

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

As further described in Note 3, Transactions with Ensign, on January 27, 2022, affiliates of the Company entered into Transfer Agreements with affiliates of Ensign, providing for the transfer of the operations of five senior living communities. The closing of the Transaction was completed in two phases with the transfer of two operations on March 1, 2022 and the remainder transferred on April 1, 2022. As a result of the lease terminations, the Company reduced both the right of use assets and the lease liabilities by $42,506. Four of the terminated leases were part of a master lease agreement. As a result of the transferred leases being removed from the master lease arrangement, the remaining lease components under the master lease arrangement were modified which resulted in a net increase to the lease liability and ROU asset balance of $6,161 for the year ended December 31, 2022.

On July 7, 2023 the Company modified one of its master leases, which included nine locations, with an unrelated party to extend the term of the master lease from September 30, 2035 to March 31, 2038. As a result of the modification, the lease components under the master lease arrangement were modified which resulted in a net increase to the lease liability and ROU asset balance of $5,195.

The components of operating lease cost, are as follows:

	Year Ended December 31,
	2023	2022	2021
Operating lease costs:
Facility rent—cost of services	$33,992	$32,958	$35,958
Office rent—cost of services	5,767	5,060	4,905
Rent—cost of services	$39,759	$38,018	$40,863

General and administrative expense	$385	$370	$276
Variable lease cost(a)	$7,369	$6,281	$6,248

(a)
Represents variable lease cost for operating leases, which costs include property taxes and insurance, common area maintenance, and consumer price index increases, incurred as part of the Company’s triple net lease, and which is included in cost of services for the years ended December 31, 2023, 2022 and 2021.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table shows the lease maturity analysis for all leases as of December 31, 2023:

Year	Operating Leases
2024	$37,625
2025	36,393
2026	34,900
2027	33,941
2028	33,187
Thereafter	249,070
Total lease payments	425,116
Less: present value adjustments	(159,398)
Present value of total lease liabilities	265,718
Less: current lease liabilities	(17,122)
Long-term operating lease liabilities	$248,596

At lease commencement, lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at each lease’s commencement date to determine each lease's liability. As of December 31, 2023, the weighted average remaining lease term and the weighted average discount rate was 12.5 years and 8.1% for operating leases, respectively.

14. INCOME TAXES
The provision for income tax expense for the years ended December 31, 2023, 2022 and 2021 is summarized as follows:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$1,178	$(193)	$1,768
State	492	146	566
Total current	1,670	(47)	2,334
Deferred:
Federal	3,217	1,334	(1,360)
State	787	362	(392)
Total deferred	4,004	1,696	(1,752)
Total provision for income taxes	$5,674	$1,649	$582

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the federal statutory tax rate to the effective tax rate for income from continuing operations for the years ended December 31, 2023, 2022 and 2021, respectively, is comprised as follows:

	Year Ended December 31,
	2023	2022	2021
Income tax expense at statutory rate	21.0%	21.0%	21.0%
State income taxes - net of federal benefit	5.3	4.7	3.9
Non-deductible meals and entertainment	0.8	0.6	1.8
Non-deductible equity compensation(a)	2.0	(6.1)	19.4
Section 162(m) limitation	1.0	0.6	2.1
Non-deductible accrued bonus	—	—	2.7
Other non-deductible expenses	0.2	0.2	0.7
Tax credits	(0.2)	—	—
Deductible equity compensation(b)	—	(0.8)	(34.1)
Noncontrolling interest	(0.7)	(1.7)	5.0
Other adjustments	(0.4)	—	(1.2)
Total income tax expense at effective rate	29.0%	18.5%	21.3%

(a)	During the year ended December 31, 2023, approximately $2,078 of the share-based compensation expense related to restricted stock that originally resulted in a deferred tax asset was written off.
(b)
During the year ended December 31, 2023, employees exercised stock options representing approximately 89 shares. The Company had decreased exercises and increased expirations of stock options in the year ended December 31, 2023 coupled with an increase in book income has caused the effect of this on the effective tax rate to be minimal. During the year ended December 31, 2022, employees exercised stock options representing approximately 125 shares. During the year ended December 31, 2021, employees exercised stock options representing approximately 115 shares. These exercises and vestings resulted in tax benefits that reduced the Company's effective tax rate significantly in the year ended December 31, 2021.

The Company’s deferred tax assets and liabilities for the years ended December 31, 2023 and 2022 are summarized below.

	Year Ended December 31,
	2023	2022
Deferred tax assets (liabilities):
Accrued compensation	$8,472	$7,681
Allowance for doubtful accounts	960	1,088
State taxes	64	—
Net operating losses	—	2,537
Lease liabilities	69,029	68,676
Insurance	1,061	961
Other	1,164	1,564
Gross deferred tax assets	80,750	82,507
Less: valuation allowance	—	(29)
Net deferred tax assets	80,750	82,478
Depreciation and amortization	(13,714)	(11,618)
Prepaid expenses	(786)	(781)
Right-of-use assets	(68,105)	(67,765)
State taxes	—	(165)
Total deferred tax liabilities	(82,605)	(80,329)
Net deferred tax assets (liabilities)	$(1,855)	$2,149

During the year ended December 31, 2023, the Company fully utilized all of its federal and state net operating loss carryforwards from the year ended December 31, 2022.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2023	2022	2021
Balance at January 1	$—	$65	$—
Additions for tax positions of prior years	—	—	188
Reductions for tax positions related to the current year	—	(65)	(123)
Balance at December 31	$—	$—	$65

None of the unrecognized tax benefits net of their state benefits would affect the Company’s effective tax rate for the years ended December 31, 2023, 2022 and 2021. The Company classifies interest and/or penalties on income tax liabilities or refunds as additional income tax expense or income. Such amounts are not material.

As of December 31, 2023, the Company is no longer subject to federal tax examinations for the fiscal years prior to 2020, and in most states, is no longer subject to state income tax examinations for fiscal years before 2019. The lapsing of the statutes of limitation for the years ended December 31, 2023 and 2022 had no impact on the Company’s unrecognized tax benefits.

15. DEFINED CONTRIBUTION PLAN
The Company has a 401(k) defined contribution plan (the “401(k) Plan”), whereby eligible employees may contribute up to 90% of their annual basic earnings, subject to applicable annual Internal Revenue Code limits. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company. The Company expensed matching contributions to the 401(k) Plan of $866, $627, and $412 during the years ended December 31, 2023, 2022 and 2021, respectively.

During fiscal year 2021, the Company implemented a non-qualified deferred compensation plan (the “DCP”) for executives, other highly compensated employees, independent contractors and non-employee directors which went into effect on June 1, 2021, effective for compensation to be paid in 2022 and thereafter. The independent contractors and non-employee directors are otherwise ineligible for participation in the Company's 401(k) plan. The DCP allows participants to defer the receipt of a portion of their base compensation, and further allows certain participants to defer up to 80% of their base salary and bonus compensation or director fees. At the participant’s election, payments can be deferred until a specific date at least one year after the year of deferral or until termination of engagement with the Company and can be paid in a lump sum or in up to ten annual installments. Separate deferral elections can be made for each year, and in limited circumstances, existing payment elections may be changed. The amounts deferred are credited with earnings and losses based upon the actual performance of the deemed investments selected by the participant. The rate of return for each participant varies depending on the specific investment elections made by the participant. Additionally, the plan deposits the employee deferrals into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by the Company that are specifically designed to informally fund savings plans of this nature. The Company paid for related administrative costs, which were immaterial during the fiscal years presented.

As of December 31, 2023 and 2022, the Company’s deferred compensation liabilities were $1,108 and $389, respectively, in other long-term liabilities on the consolidated balance sheets. The cash surrender value of the individual variable life insurance contracts is based on investment funds that shadow the investment allocations specified by participants in the DCP. As of December 31, 2023 and 2022, the cash surrender value of the company owned life insurance (“COLI”) policies were $1,123 and $386, respectively, and were included as a component of restricted and other assets on the consolidated balance sheets. There are no outstanding loan amounts offset against the cash surrender value of the COLI policies. The losses recorded for the change in cash surrender value were immaterial for each period presented.

16. COMMITMENTS AND CONTINGENCIES
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

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Litigation - The Company’s businesses involve a significant risk of liability given the age and health of the patients and residents served by its independent operating subsidiaries. The Company, its operating companies, and others in the industry may be subject to a number of claims and lawsuits, including professional liability claims, alleging that services provided have resulted in personal injury, elder abuse, wrongful death or other related claims. Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and the Company is routinely subjected to these claims in the ordinary course of business, including potential claims related to patient care and treatment, and professional negligence. The Company may also face employment related claims, including wage and hour class actions, which are frequent in our industries. If there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could materially adversely affect the Company’s business, financial condition, results of operations and cash flows. In addition, the defense of these lawsuits may result in significant legal costs, regardless of the outcome, and may result in large settlement amounts or damage awards.

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

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company cannot predict or provide any assurance as to the possible outcome of any litigation. If any litigation were to proceed, and the Company and its operating companies are subjected to, alleged to be liable for, or agree to a settlement of, claims or obligations under federal Medicare statutes, the FCA, or similar state and federal statutes and related regulations, the Company’s business, financial condition and results of operations and cash flows could be materially and adversely affected. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged civil violations, and may also include the assumption of specific procedural and financial obligations by the Company or its independent operating subsidiaries going forward under a corporate integrity agreement and/or other arrangement with the government. The Company establishes reserves to cover the anticipated costs of such litigation, including legal fees and expected settlements, based on the Company’s historical litigation experience, current developments, and other factors.

Medicare Revenue Recoupments - The Company is subject to probe reviews relating to Medicare services, billings and potential overpayments by Unified Program Integrity Contractors (“UPIC”), Recovery Audit Contractors (“RAC”), Zone Program Integrity Contractors (“ZPIC”), Program Safeguard Contractors (“PSC”), Supplemental Medical Review Contractors (“SMRC”) and Medicaid Integrity Contributors (“MIC”) programs, (each of the foregoing collectively referred to as “Reviews.”)

As of December 31, 2023, ten of the Company’s independent operating subsidiaries had Reviews scheduled, on appeal or in dispute resolution process, both pre- and post-payment. If an operation fails an initial or subsequent Review, the operation could then be subject to extended Review, suspension of payment, or extrapolation of the identified error rate to all billing in the same time period. The Company, from time to time, receives record requests in Reviews which have resulted in claim denials on paid claims. The Company has appealed substantially all denials arising from these Reviews using the applicable appeals process. As of December 31, 2023, and through the filing of this Annual Report on Form 10-K, the Company’s independent operating subsidiaries have responded to the Reviews that are currently ongoing, on appeal or in dispute resolution process. The Company cannot predict the ultimate outcome of any regulatory and other governmental Reviews. While such reviews are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The costs to respond to and defend such Reviews may be significant and an adverse determination in such reviews may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, other penalties (some of which may not be covered by insurance), and termination from Medicare programs which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.

From June 2021 to May 2022, one hospice provider number was subject to a Medicare payment suspension imposed by a UPIC. The total amounts suspended was $5,105, which represents all Medicare payments due to the provider number during the suspension. As of December 31, 2023, the total amount due from the government payor impacted by the suspension was $1,888 and was recorded in long-term other assets.

In May 2022, the Company received communication that the Medicare payment suspension, for the above-referenced hospice provider number, was terminated and the UPIC’s review was complete. The UPIC reviewed 107 patient records covering a 10-month period to determine whether, in its view, a Medicare overpayment was made. Based on the results of the review, the UPIC initially alleged sampled and extrapolated overpayments of $5,105, and withheld that amount through continued recoupment of Medicare payments. The Company is pursuing its appeal rights through the administrative appeals process, including contesting the methodology used by the UPIC to perform statistical extrapolation. To date the Company has been successful in appealing some of the previously denied claims. The Company received the refund of previously withheld amounts totaling $3,249 for the year ended December 31, 2023, respectively. The Company continues to work through the appeals process for the remaining denied claims of $1,888 and expects to be successful in those appeals. Based on the information currently available to the Company, the Company cannot predict the timing or the ultimate outcome of this review including refunds to be received. As of December 31, 2023, the Company has an accrued liability that is immaterial for this review which was recorded as an offset to revenue.

Insurance - The Company retains risk for a substantial portion of potential claims for general and professional liability, workers’ compensation and automobile liability. The Company recognizes obligations associated with these costs, up to specified deductible limits in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported. The general and professional liability insurance has a retention limit of $150 per claim with a $500 corridor as an additional out-of-pocket retention the Company must satisfy for claims within the policy year before the carrier will reimburse losses. The workers’ compensation insurance has a retention limit of $250 per claim, except for policies held in Texas, Washington and Wyoming which are subject to state insurance and possess their own limits.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Effective January 1, 2022, the Company is self-insured for claims related to employee health, dental and vision care. To protect itself against loss exposure, the Company has purchased individual stop-loss insurance coverage that insures individual health claims that exceed $325 for each covered person for fiscal years 2023 and 2022, respectively.