Form 10-Q
period 2024-03-31
Pennant Group, Inc.
filed 2024-05-06
CIK 1766400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2024.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 3, 2024, 30,045,760 shares of the registrant’s common stock were outstanding.

THE PENNANT GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash	$2,722	$6,059
Accounts receivable—less allowance for doubtful accounts of $197 and $259, respectively	71,354	61,116
Prepaid expenses and other current assets	12,987	12,902
Total current assets	87,063	80,077
Property and equipment, net	40,592	28,598
Right-of-use assets	258,775	262,923
Restricted and other assets	9,651	9,337
Goodwill	107,220	91,014
Other indefinite-lived intangibles	74,942	67,742
Total assets	$578,243	$539,691
Liabilities and equity
Current liabilities:
Accounts payable	$13,060	$10,841
Accrued wages and related liabilities	25,254	28,256
Operating lease liabilities—current	17,378	17,122
Other accrued liabilities	19,543	15,330
Total current liabilities	75,235	71,549
Long-term operating lease liabilities—less current portion	244,180	248,596
Deferred tax liabilities. net	2,140	1,855
Other long-term liabilities	9,162	8,262
Long-term debt, net	83,294	63,914
Total liabilities	414,011	394,176
Commitments and contingencies
Equity:
Common stock, $0.001 par value; 100,000 shares authorized; 30,371 and 30,036 shares issued and outstanding, respectively, at March 31, 2024; and 30,297 and 29,948 shares issued and outstanding, respectively, at December 31, 2023	30	29
Additional paid-in capital	107,644	105,712
Retained earnings	39,569	34,663
Treasury stock, at cost, 3 shares at March 31, 2024 and December 31, 2023	(65)	(65)
Total The Pennant Group, Inc. stockholders’ equity	147,178	140,339
Noncontrolling interest	17,054	5,176
Total equity	164,232	145,515
Total liabilities and equity	$578,243	$539,691
See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except for per-share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$156,915	$126,464

Expense
Cost of services	125,995	102,602
Rent—cost of services	10,384	9,597
General and administrative expense	11,436	8,705
Depreciation and amortization	1,331	1,280
Gain on disposition of property and equipment, net	(755)	—
Total expenses	148,391	122,184
Income from operations	8,524	4,280
Other income (expense), net:
Other income	85	30
Interest expense, net	(1,792)	(1,406)
Other expense, net	(1,707)	(1,376)
Income before provision for income taxes	6,817	2,904
Provision for income taxes	1,759	907
Net income	5,058	1,997
Less: Net income attributable to noncontrolling interest	152	147
Net income attributable to The Pennant Group, Inc.	$4,906	$1,850
Earnings per share:
Basic	$0.16	$0.06
Diluted	$0.16	$0.06
Weighted average common shares outstanding:
Basic	30,046	29,751
Diluted	30,403	30,147

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2023	30,297	$29	$105,712	$34,663	3	$(65)	$5,176	$145,515
Net income attributable to The Pennant Group, Inc.	—	—	—	4,906	—	—	—	4,906
Noncontrolling interests assumed related to acquisitions	—	—	—	—	—	—	11,726	11,726
Net income attributable to noncontrolling interests	—	—	—	—	—	—	152	152
Share-based compensation	—	—	1,440	—	—	—	—	1,440
Issuance of common stock from the exercise of stock options	72	1	492	—	—	—	—	493
Net issuance of restricted stock	2	—	—	—	—	—	—	—
Balance at March 31, 2024	30,371	$30	$107,644	$39,569	3	$(65)	$17,054	$164,232

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2022	30,149	$29	$99,764	$21,284	3	$(65)	$4,645	$125,657
Net income attributable to The Pennant Group, Inc.	—	—	—	1,850	—	—	—	1,850
Net income attributable to noncontrolling interests	—	—	—	—	—	—	147	147
Share-based compensation	—	—	1,367	—	—	—	—	1,367
Issuance of common stock from the exercise of stock options	26	—	203	—	—	—	—	203
Net issuance of restricted stock	28	—	—	—	—	—	—	—
Balance at March 31, 2023	30,203	$29	$101,334	$23,134	3	$(65)	$4,792	$129,224

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$5,058	$1,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,331	1,280
Amortization of deferred financing fees	130	130
Gain on disposition of property and equipment, net	(755)	—
Provision for doubtful accounts	244	151
Share-based compensation	1,440	1,367
Deferred income taxes	285	776
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,483)	3,166
Prepaid expenses and other assets	(1,298)	4,317
Operating lease obligations	(13)	(18)
Accounts payable	2,414	(772)
Accrued wages and related liabilities	(3,001)	(2,788)
Other accrued liabilities	2,922	(1,077)
Income taxes payable	536	—
Other long-term liabilities	1,735	467
Net cash provided by operating activities	545	8,996
Cash flows from investing activities:
Purchase of property and equipment	(3,144)	(2,314)
Cash payments for business acquisitions	(11,680)	—
Cash payments for asset acquisitions	(10,380)	(210)
Escrow deposits	248	—
Other	1,320	198
Net cash used in investing activities	(23,636)	(2,326)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	69,000	40,500
Payments on Revolving Credit Facility	(49,750)	(46,500)
Finance lease obligations	11	—
Issuance of common stock upon the exercise of options	493	203
Net cash provided by (used in) financing activities	19,754	(5,797)
Net (decrease) increase in cash	(3,337)	873
Cash beginning of period	6,059	2,079
Cash end of period	$2,722	$2,952

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,711	$1,536
Income taxes	$41	$30
Lease liabilities	$9,471	$8,927
Right-of-use assets obtained in exchange for new operating lease obligations	$755	$7,489
Non-cash investing activity:
Capital expenditures in accounts payable	$125	$566

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and operational senior living units)

1. DESCRIPTION OF BUSINESS
The Pennant Group, Inc. (herein referred to as “Pennant,” the “Company,” “it,” or “its”), is a holding company with no direct operating assets, employees or revenue. The Company, through its independent operating subsidiaries, provides healthcare services across the post-acute care continuum. As of March 31, 2024, the Company’s subsidiaries operated 112 home health, hospice and home care agencies and 53 senior living communities located in Arizona, California, Colorado, Idaho, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming.

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of the Company (the “Interim Financial Statements”) reflect the Company’s financial position, results of operations, and cash flows of the business. The Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the regulations of the Securities and Exchange Commission (“SEC”). Management believes that the Interim Financial Statements reflect, in all material respects, all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position, results of operations, and cash flows for the periods presented in conformity with GAAP. The results reported in these Interim Financial Statements are not necessarily indicative of results that may be expected for the entire year.

The Condensed Consolidated Balance Sheet as of December 31, 2023 is derived from the Company’s annual audited Consolidated Financial Statements for the fiscal year ended December 31, 2023, which should be read in conjunction with these Interim Financial Statements. Certain information in the accompanying footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with GAAP.

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

These funds are recognized as a reduction of cost of services expenses when related expenses are incurred. As of March 31, 2024 and December 31, 2023, the Company had $383 and $780 in unapplied state relief funds, respectively. The unapplied state relief funds received are recorded in other accrued liabilities. The Company recognized state relief funding

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

totaling $453 for the three months ended March 31, 2024, and $685 for the three months ended March 31, 2023, which the Company recognized as a reduction of cost of services expense.

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

The Company incurred costs of $280 for the three months ended March 31, 2024, and $273 for the three months ended March 31, 2023, that related primarily to shared services at proximate operations.

Expenses related to room and board charges at Ensign skilled nursing facilities for hospice patients were $1,500 for the three months ended March 31, 2024, and $940 for the three months ended March 31, 2023, and are included in cost of services.

The Company’s independent operating subsidiaries leased 29 communities from subsidiaries of Ensign under a master lease arrangement as of both March 31, 2024 and March 31, 2023. See further discussion below at Note 13, Leases.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income attributable to The Pennant Group, Inc.	$4,906	$1,850

Denominator:
Weighted average shares outstanding for basic net income per share	30,046	29,751
Plus: assumed incremental shares from exercise of options and assumed conversion or vesting of restricted stock(a)	357	396
Adjusted weighted average common shares outstanding for diluted income per share	30,403	30,147

Earnings Per Share:
Basic net income per common share	$0.16	$0.06
Diluted net income per common share	$0.16	$0.06

(a)
The diluted per share amounts do not reflect common share equivalents outstanding of 2,043 for the three months ended March 31, 2024, and 2,002 for the three months ended March 31, 2023, respectively, because of their anti-dilutive effect.

5. REVENUE AND ACCOUNTS RECEIVABLE
Revenue is recognized when services are provided to the patients at the amount that reflects the consideration to which the Company expects to be entitled from patients and third-party payors, including Medicare, Medicaid, and managed care programs (Commercial, Medicare Advantage and Managed Medicaid plans). The healthcare services in home health and hospice patient contracts include routine services in exchange for a contractual agreed-upon amount or rate. Routine services are treated as a single performance obligation satisfied over time as services are rendered. As such, patient care services represent a bundle of services that are not capable of being distinct within the context of the contract. Additionally, there may be ancillary services which are not included in the rates for routine services, but instead are treated as separate performance obligations satisfied at a point in time, if and when those services are rendered.

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

Revenue By Payor

Revenue by payor for the three months ended March 31, 2024 and 2023, is summarized in the following tables:

	Three Months Ended March 31, 2024
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$29,842	$47,139	$—	$76,981	49.1%
Medicaid	6,545	6,159	12,362	25,066	16.0
Subtotal	36,387	53,298	12,362	102,047	65.1
Managed care	19,086	1,036	—	20,122	12.8
Private and other(a)	6,410	273	28,063	34,746	22.1
Total revenue	$61,883	$54,607	$40,425	$156,915	100.0%

(a)	Private and other payors in the Company’s home health and hospice services segment includes revenue from all payors generated in the Company’s home care operations.

	Three Months Ended March 31, 2023
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$23,376	$37,380	$—	$60,756	48.0%
Medicaid	2,191	4,598	10,842	17,631	14.0
Subtotal	25,567	41,978	10,842	78,387	62.0
Managed care	15,932	1,194	—	17,126	13.5
Private and other(a)	6,291	117	24,543	30,951	24.5
Total revenue	$47,790	$43,289	$35,385	$126,464	100.0%

(a)	Private and other payors in the Company’s home health and hospice services segment includes revenue from all payors generated in the Company’s home care operations.

Balance Sheet Impact

Included in the Company’s Condensed Consolidated Balance Sheets are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounts receivable, net as of March 31, 2024 and December 31, 2023 is summarized in the following table:

	March 31, 2024	December 31, 2023
Medicare	$38,107	$35,665
Medicaid	15,359	11,578
Managed care	15,890	11,752
Private and other	2,195	2,380
Accounts receivable, gross	71,551	61,375
Less: allowance for doubtful accounts	(197)	(259)
Accounts receivable, net	$71,354	$61,116

Concentrations - Credit Risk

The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s gross receivables from the Medicare and Medicaid programs accounted for approximately 74.7% and 77.0% of its total gross accounts receivable as of March 31, 2024 and December 31, 2023, respectively. Combined revenue from reimbursement under the Medicare and Medicaid programs accounted for 65.1% for the three months ended March 31, 2024, and 62.0% of the Company’s revenue for the three months ended March 31, 2023.

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

As of March 31, 2024, the Company provided services through 112 affiliated home health, hospice and home care agencies, and 53 affiliated senior living operations. The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. The Company’s Service Center provides various services to all lines of business. The Company does not review assets by segment and therefore assets by segment are not disclosed below.

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
The following tables present certain financial information regarding the Company’s reportable segments, general and administrative expenses are not allocated to the reportable segments and are included in “All Other” for the three months ended March 31, 2024 and 2023:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Three Months Ended March 31, 2024
Revenue	$116,490	$40,425	$—	$156,915
Segment Adjusted EBITDAR from Operations	$19,550	$12,011	$(10,161)	$21,400
Three Months Ended March 31, 2023
Revenue	$91,079	$35,385	$—	$126,464
Segment Adjusted EBITDAR from Operations	$14,412	$10,241	$(7,514)	$17,139

The following table provides a reconciliation of Segment Adjusted EBITDAR from Operations to income from operations:

	Three Months Ended March 31,
	2024	2023
Segment Adjusted EBITDAR from Operations	$21,400	$17,139
Less: Depreciation and amortization	1,331	1,280
Rent—cost of services	10,384	9,597
Other income	85	30
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(a)	(82)	203
Share-based compensation expense and related taxes(b)	1,526	1,419
Acquisition related costs and credit allowances(c)	137	32
Costs associated with transitioning operations(d)	(628)	47
Unusual, non-recurring or redundant charges(e)	275	398
Add: Net income attributable to noncontrolling interest	152	147
Condensed Consolidated Income from Operations	$8,524	$4,280

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(c)	Non-capitalizable costs associated with acquisitions, credit allowances, and write offs for amounts in dispute with the prior owners of certain acquired operations.
(d)	During the three months ended March 31, 2023, an affiliate of the Company placed its memory care units into transition and is actively seeking to sublease the units to an unrelated third party. The amount above represents the net operating impact attributable to the units in transition. The amounts reported exclude rent and depreciation and amortization expense related to such operations and include legal settlement costs associated with one of the entities transitioned to Ensign.
(e)	Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses.

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

2024 Acquisitions

During the three months ended March 31, 2024, the Company expanded its operations with the addition of one home health agency described below and two senior living communities. The Company acquired the real estate of the two senior living communities. These new communities included 223 operational senior living units to be operated by the Company's independent subsidiaries.

On January 1, 2024, the Company announced it closed on a home health joint venture with John Muir Health (“Muir”), a leading nonprofit integrated health system serving communities throughout the east bay region of San Francisco, California. The transaction combines certain assets and the operations of Muir’s home health business and the assets and operations of a local Pennant-affiliated home health agency. The joint venture is majority-owned and managed by an independent operating subsidiary of the Company and provide home health services to patients throughout the San Francisco east bay region. Along with the assets contributed by a local Pennant-affiliated home health agency, the Company paid Muir $11,680 for a majority interest in the joint venture.

The fair value of assets for the joint venture acquired was mostly concentrated in goodwill and intangible assets and as such, these transaction was classified as business combination in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The fair value of assets acquired for the business combination was $23,406, which preliminarily consisted of goodwill of $16,206 and indefinite-lived intangible assets of $7,200 related to a Medicare and Medicaid license. The Company acquired 60.0% ownership interest in the joint venture. The contributions of assets by Muir to the joint venture, resulted in the Company recording a noncontrolling interest with a fair value of $11,726. The Company anticipates that the total goodwill recognized will be fully deductible for tax purposes.

The aggregate purchase price of the real estate of the two senior living communities acquired was $10,380 which preliminarily consisted primarily of land and building.

There were no material acquisition costs that were expensed related to the business combinations during the three months ended March 31, 2024.

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

Subsequent Events

On April 12, 2024, the Company closed on an acquisition of one home health agency in Washington. On May 1, 2024, the Company expanded its operations with one senior living community in Idaho and the acquisition of one home health and one hospice agency in Utah. In connection with the addition of the senior living community, the Company entered into a new long-term “triple-net” lease.

The total purchase price of the two home health agencies and the one hospice agency was $1,000. As of the date of this report, the preliminary allocation of the purchase price for the acquisitions acquired subsequent to March 31, 2024 were not completed as necessary valuation information was not yet available. As such, the determination whether these acquisitions should be classified as business combinations or asset acquisitions under ASC 805 will be determined upon completion of the allocation of the purchase price.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. PROPERTY AND EQUIPMENT—NET
Property and equipment, net consist of the following:

	March 31, 2024	December 31, 2023
Land	$5,389	$96
Building	8,180	1,890
Leasehold improvements	19,662	21,204
Equipment	32,496	29,247
Furniture and fixtures	1,246	1,238
	66,973	53,675
Less: accumulated depreciation	(26,381)	(25,077)
Property and equipment, net	$40,592	$28,598

Depreciation expense was $1,331 for the three months ended March 31, 2024, and $1,275 for the three months ended March 31, 2023.

The Company measures certain assets at fair value on a non-recurring basis, including long-lived assets, which are evaluated for impairment. Long-lived assets include assets such as property and equipment, operating lease assets and certain intangible assets. The inputs used to determine the fair value of long-lived assets in the impairment analysis are considered Level 3 measurements due to their subjective nature. Management has evaluated its long-lived assets and determined there was no impairment recorded during the three months ended March 31, 2024 and 2023.

9. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS
The following table represents activity in goodwill by segment for the three months ended March 31, 2024:

	Home Health and Hospice Services	Senior Living Services	Total
December 31, 2023	$87,372	$3,642	$91,014
Additions	16,206	—	16,206
March 31, 2024	$103,578	$3,642	$107,220

Other indefinite-lived intangible assets consist of the following:

	March 31, 2024	December 31, 2023
Trade name	$1,385	$1,385
Medicare and Medicaid licenses	73,557	66,357
Total	$74,942	$67,742

No goodwill or intangible asset impairment charges were recorded during the three months ended March 31, 2024 and 2023.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	March 31, 2024	December 31, 2023
Refunds payable	$1,835	$1,566
Deferred revenue	1,793	1,658
Resident deposits	2,154	2,367
Property taxes	1,157	1,255
Deferred state relief funds	383	780
Accrued self-insurance liabilities	6,504	4,392
Other	5,717	3,312
Other accrued liabilities	$19,543	$15,330

Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Deferred revenue occurs when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to residents.

11. DEBT
Long-term debt, net consists of the following:

	March 31, 2024	December 31, 2023
Revolving Credit Facility	$84,250	$65,000
Less: unamortized debt issuance costs(a)	(956)	(1,086)
Long-term debt, net	$83,294	$63,914

(a)
Amortization expense for debt issuance costs was $130 for the three months ended March 31, 2024, and $130 for the three months ended March 31, 2023, and is recorded in interest expense, net on the Condensed Consolidated Statements of Income.

On February 23, 2021, Pennant entered into an amendment to its existing credit agreement (as amended, the “Credit Agreement”), which provides for an increased revolving credit facility with a syndicate of banks with a borrowing capacity of $150,000 (the “Revolving Credit Facility”). On June 12, 2023, Pennant entered into a second amendment to the Credit Agreement that modified the reference rate from LIBOR to Standard Overnight Financing Rate (“SOFR”). The interest rates applicable to loans under the Revolving Credit Facility are, at the Company’s election, either (i) Adjusted Term SOFR (as defined in the Credit Agreement) plus a margin ranging from 2.25% to 3.25% per annum or (ii) Base Rate plus a margin ranging from 1.25% to 2.25% per annum, in each case, based on the ratio of Consolidated Total Net Debt to Consolidated EBITDA (each, as defined in the Credit Agreement). In addition, Pennant pays a commitment fee on the undrawn portion of the commitments under the Revolving Credit Facility which ranges from 0.35% to 0.50% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio of the Company and its subsidiaries. The Company is not required to repay any loans under the Credit Agreement prior to maturity in 2026, other than to the extent the outstanding borrowings exceed the aggregate commitments under the Credit Agreement. As of March 31, 2024, the Company’s weighted average interest rate on its outstanding debt was 8.22%. As of March 31, 2024, the Company had available borrowing on the Revolving Credit Facility of $61,564, which is net of outstanding letters of credit of $4,186.

The fair value of the Revolving Credit Facility approximates carrying value, due to the short-term nature and variable interest rates. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates.

The Credit Agreement is guaranteed, jointly and severally, by certain of the Company’s independent operating subsidiaries, and is secured by a pledge of stock of the Company's material independent operating subsidiaries as well as a first lien on substantially all of each material operating subsidiary's personal property. The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions,

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of March 31, 2024, the Company was compliant with all such financial covenants.

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

Total share-based compensation expense for all Plans for the three months ended March 31, 2024 and 2023 was:

	Three Months Ended March 31,
	2024	2023
Share-based compensation expense related to stock options	$997	$850
Share-based compensation expense related to Restricted Stock	93	177
Share-based compensation expense related to Restricted Stock to non-employee directors	350	340
Total share-based compensation	$1,440	$1,367

In future periods, the Company estimates it will recognize the following share-based compensation expense for unvested stock options and unvested Restricted Stock as of March 31, 2024:

	Unrecognized Compensation Expense	Weighted Average Recognition Period (in years)
Unvested Stock Options	$14,536	3.7
Unvested Restricted Stock	1,971	3.3
Total unrecognized share-based compensation expense	$16,507
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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted as of March 31:

Grant Year	Options Granted	Risk-Free Interest Rate	Expected Life(a)	Expected Volatility(b)	Dividend Yield	Weighted Average Fair Value of Options
2024	498	4.2%	6.5	42.6%	—%	$9.27
2023	467	4.1%	6.5	41.5%	—%	$7.25

(a)
Under the midpoint method, the expected option life is the midpoint between the contractual option life and the average vesting period for the options being granted. This resulted in an expected option life of 6.5 years for the options granted.

(b)	Because the Company’s equity shares have been traded for a relatively short period of time, expected volatility assumption was based on the volatility of related industry stocks.

The following table represents the employee stock option activity during the three months ended March 31, 2024:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
December 31, 2023	2,924	18.79	1,190	$19.14
Granted	498	18.79
Exercised	(73)	6.90
Forfeited	(64)	23.73
Expired	(11)	32.32
March 31, 2024	3,274	$18.89	1,279	$19.77

Restricted Stock

A summary of the status of Pennant’s non-vested Restricted Stock, and changes during the three months ended March 31, 2024, is presented below:

	Non-Vested Restricted Stock	Weighted Average Grant Date Fair Value
December 31, 2023	265	$14.27
Granted	23	15.55
Vested	(26)	15.73
Forfeited	(20)	16.26
March 31, 2024	242	$14.07

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of March 31, 2024, the Company’s independent operating subsidiaries leased 29 senior living communities from subsidiaries of Ensign (“Ensign Leases”) under a master lease arrangement. The existing leases with subsidiaries of Ensign are for initial terms of between 14 to 20 years. The total amount of rent expense included in rent - cost of services paid to subsidiaries of Ensign was $3,488 for the three months ended March 31, 2024, and $3,416 for the three months ended March 31, 2023. In addition to rent, each of the operating companies are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all community maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties.

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

The components of operating lease cost, are as follows:

	Three Months Ended March 31,
	2024	2023
Operating Lease Costs:
Community Rent—cost of services	$8,627	$8,274
Office Rent—cost of services	1,757	1,323
Rent—cost of services	$10,384	$9,597

General and administrative expense	$87	$93
Variable lease cost (a)	$2,030	$1,730

(a)
Represents variable lease cost for operating leases, which costs include property taxes and insurance, common area maintenance, and consumer price index increases, incurred as part of the Company’s triple net lease, and which is included in cost of services for the three months ended March 31, 2024 and 2023.

The following table shows the lease maturity analysis for all leases as of March 31, 2024, for the years ended December 31:

Year	Amount
2024 (Remainder)	$28,189
2025	36,403
2026	34,894
2027	33,963
2028	33,227
Thereafter	249,086
Total lease payments	415,762
Less: present value adjustments	(154,204)
Present value of total lease liabilities	261,558
Less: current lease liabilities	(17,378)
Long-term operating lease liabilities	$244,180

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at each lease’s commencement date to determine each lease's operating lease liability. As of March 31, 2024, the weighted average remaining lease term is 12.3 years and the weighted average discount rate is 8.1%.

14. INCOME TAXES
The Company recorded income tax expense of $1,759 and $907, or 25.8% and 31.2% of earnings before income taxes for the three months ended March 31, 2024 and 2023, respectively. The decrease in the effective tax rate is primarily due to the increase in deductible equity compensation.

15. DEFINED CONTRIBUTION PLAN
The Company has a 401(k) defined contribution plan (the “401(k) Plan”), whereby eligible employees may contribute up to 90% of their annual basic earnings, subject to applicable annual Internal Revenue Code limits. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company. The Company expensed matching contributions to the 401(k) Plan of $291 and $213 during the three months ended March 31, 2024 and 2023, respectively.

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

As of March 31, 2024 and 2023, the Company’s deferred compensation liabilities were $1,965 and $855, respectively, in other long-term liabilities on the consolidated balance sheets. The cash surrender value of the individual variable life insurance contracts is based on investment funds that shadow the investment allocations specified by participants in the DCP. As of March 31, 2024 and 2023, the cash surrender value of the company owned life insurance (“COLI”) policies were $1,997 and $852, respectively, and were included as a component of restricted and other assets on the consolidated balance sheets. There are no outstanding loan amounts offset against the cash surrender value of the COLI policies. The losses recorded for the change in cash surrender value were immaterial for each period presented.

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

As of March 31, 2024, ten of the Company’s independent operating subsidiaries had Reviews scheduled, on appeal or in dispute resolution process, both pre- and post-payment. If an operation fails an initial or subsequent Review, the operation could then be subject to extended Review, suspension of payment, or extrapolation of the identified error rate to all billing in the same time period. The Company, from time to time, receives record requests in Reviews which have resulted in claim denials on previously paid claims. The Company has appealed substantially all denials arising from these Reviews using the applicable appeals process. As of March 31, 2024, and through the filing of this Quarterly Report on Form 10-Q, the Company’s independent operating subsidiaries have responded to the Reviews that are currently ongoing, on appeal or in dispute resolution process. The Company cannot predict the ultimate outcome of any regulatory and other governmental Reviews. While such Reviews are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The costs to respond to and defend such Reviews may be significant and an adverse determination in such Reviews may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, other penalties (some of which may not be covered by insurance), and termination from Medicare programs which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.

From June 2021 to May 2022, one hospice provider number was subject to a Medicare payment suspension imposed by a UPIC. The total amounts suspended was $5,105, which represents all Medicare payments due to the provider number during the suspension. As of March 31, 2024, the total amount due from the government payor impacted by the suspension was $1,774 and was recorded in long-term other assets.

In May 2022, the Company received communication that the Medicare payment suspension, for the above-referenced hospice provider number, was terminated and the UPIC’s review was complete. The UPIC reviewed 107 patient records covering a 10-month period to determine whether, in its view, a Medicare overpayment was made. Based on the results of the review, the UPIC initially alleged sampled and extrapolated overpayments of $5,105, and withheld that amount through continued recoupment of Medicare payments. The Company is pursuing its appeal rights through the administrative appeals process, including contesting the methodology used by the UPIC to perform statistical extrapolation. To date the Company has been successful in appealing most of the previously denied claims. The Company received the refund of previously withheld amounts totaling $3,363 as of March 31, 2024. Subsequent to March 31, 2024, the Company received refund payments totaling $1,431. The Company continues to work through the appeals process for the remaining denied claims and expects to be successful in those appeals. Based on the information currently available to the Company, the Company cannot predict the timing or the ultimate outcome of this review including refunds to be received. As of March 31, 2024, the Company has an accrued liability that is immaterial for this review which was recorded as an offset to revenue.

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

The Company is self-insured for claims related to employee health, dental, and vision care. To protect itself against loss exposure, the Company has purchased individual stop-loss insurance coverage that insures individual health claims that exceed $350 for each covered person for fiscal year 2024 and fiscal year 2023.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the Interim Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”). The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), which discusses our business and related risks in greater detail, as well as subsequent reports we may file from time to time on Form 10-K, Form 10-Q and Form 8-K, for additional information. The section entitled “Risk Factors” filed within our 2023 Annual Report describes some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Quarterly Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

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

    The risk factors discussed in this Quarterly Report and the 2023 Annual Report under the heading “Risk Factors,” could cause our results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

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
•inability to complete future acquisitions at attractive prices or at all, and failure to successfully or efficiently integrate new acquisitions into our existing operations and operating subsidiaries;
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

Overview

We are a leading provider of high-quality healthcare services to patients of all ages, including the growing senior population, in the United States. We strive to be the provider of choice in the communities we serve through our innovative operating model. We operate in multiple lines of businesses including home health, hospice and senior living services across Arizona, California, Colorado, Idaho, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. As of March 31, 2024, our home health and hospice business provided home health, hospice and home care services from 112 agencies operating across these 13 states, and our senior living business operated 53 senior living communities throughout six states.

The following table summarizes our affiliated home health and hospice agencies and senior living communities as of:

	December 31,								March 31,
	2016	2017	2018	2019	2020	2021	2022	2023	2024
Home health and hospice agencies	39	46	54	63	76	88	95	111	112
Senior living communities	36	43	50	52	54	54	49	51	53
Senior living units	3,184	3,434	3,820	3,963	4,127	4,127	3,500	3,588	3,811
Total number of home health, hospice, and senior living operations	75	89	104	115	130	142	144	162	165

Recent Activities

Acquisitions. During the three months ended March 31, 2024, we expanded our operations with the addition of one home health agency and two senior living communities. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction.

Trends

We have experienced modest senior living occupancy improvement through the three months ended March 31, 2024, as a result of renewed consideration of senior living communities as a home-based care setting as the negative impacts of the global pandemic have subsided. Though we have seen steady improvements in occupancy throughout 2023 and the first quarter of 2024, the highly competitive environment for senior living residents and inflationary factors will continue to impact the rate at which we return our occupancy levels in our senior living communities to pre-pandemic levels.

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

Government Regulation

We have disclosed under the heading “Government Regulation” in the 2023 Annual Report a summary of regulations that we believe materially affect our business, financial condition or results of operations. Since the time of the filing of the 2023 Annual Report, the following regulations have been updated.

On April 22, 2024, CMS published the Ensuring Access to Medicaid Services (the “Access Rule”) which creates new obligations for providers of home- and community-based services (“HCBS”), including non-skilled personal care services in the home. The Access Rule requires that, beginning in 2030, states must implement data collection and monitoring systems to ensure that, subject to exceptions, Medicaid-funded HCBS providers spend at least 80% of their Medicaid HCBS reimbursement on compensation for direct care workers, as opposed to administrative overhead or profits. The Access Rule further requires states to establish hardship exemptions and separate requirements for small providers. The Company anticipates potential changes to the Access Rule, or offsetting Medicaid rate increases, before its ultimate implementation in six years.

On March 28, 2024, CMS issued the 2025 Hospice Payment Rate Update proposed rule (the “Hospice Payment Proposed Rule”). The Hospice Payment Proposed Rule’s payment update percentage is 2.6%, which is an estimated increase of $705 million in payments from fiscal year 2024. The payment update percentage is based on a 3.0% market basket percentage increase, which is reduced by a 0.4% productivity adjustment. Hospices that fail to meet quality reporting requirements will receive a 4% reduction to the annual hospice payment update percentage increase for that year, which would more than negate the payment update percentage for fiscal year 2025 contained in the Hospice Payment Proposed Rule for hospices that fail to submit required quality reporting data to CMS. In addition, the Hospice Payment Proposed Rule updates the statutory aggregate cap that limits the overall payments per patient that may be made to a hospice annually. The proposed hospice cap amount for the 2025 fiscal year is $34,364.85. The Hospice Payment Proposed Rule also proposes clarifying revisions to the hospice conditions of payment, proposes to update statistical area delineations, and solicits comments regarding a proposed separate payment mechanism for certain high-intensity hospice palliative care services. As this is a proposed rule, the final rule that is expected later in 2024 may contain significant changes, or even remove, the provisions contained within the Hospice Payment Proposed Rule.

On March 6, 2024, the SEC issued its final climate disclosure rule (the “Climate Rule”), intended to regulate how public companies report on the risks and impacts of climate-related matters. The Climate Rule requires companies to report on how they manage and assess climate-related risks, as well as how the board and management oversee these risks. The Climate Rule also mandates companies to disclose the financial consequences of extreme weather events and other natural conditions in their audited financial statements. Additionally, larger companies will have to report on their greenhouse gas emissions, which will be subject to a gradual assurance requirement. The Company anticipates that it will be required to disclose information about its management and oversight of climate risks beginning in 2027, and its greenhouse gas emissions beginning in 2029, assuming no further changes to the Climate Rule, or to the Company’s status as an Accelerated Filer under SEC rules. The Climate Rule is the subject of litigation in various courts and on April 4, 2024, the SEC stayed the Climate Rule pending the outcome of these cases.

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

The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Home health services:
Total home health admissions	14,649	10,910
Total Medicare home health admissions	6,346	4,948
Average Medicare revenue per 60-day completed episode(a)	$3,535	$3,419
Hospice services:
Total hospice admissions	3,080	2,451
Average hospice daily census	2,962	2,439
Hospice Medicare revenue per day	$187	$183

(a)	The year-to-date average Medicare revenue per 60-day completed episode includes post period claim adjustments for prior quarters.

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

The following table summarizes our senior living statistics for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Occupancy	78.5%	78.1%
Average monthly revenue per occupied unit	$4,667	$4,300

Revenue Sources

Home Health and Hospice Services

Home Health. We derive the majority of our home health revenue from Medicare and managed care. The Medicare payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Net service revenue is recognized in accordance with PDGM methodology. Under PDGM, Medicare provides agencies with payments for each 30-day period of care provided to beneficiaries. If a beneficiary is still eligible for care after the end of the first 30-day payment period, a second 30-day payment period can begin. There are no limits to the number of periods of care a beneficiary who remains eligible for the home health benefit can receive. While payment for each 30-day period of care is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The PDGM payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits is below an established threshold that varies based on the diagnosis of a beneficiary; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the period of care; (c) adjustment to the admission source of claim if it is determined that the patient had a qualifying stay in a post-acute care setting within 14 days prior to the start of a 30-day payment period; (d) the timing of the 30-day payment period provided to a patient in relation to the admission date, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes to the acuity of the patient during the previous 30-day period of care; (f) changes in the base payments established by the Medicare program; (g) adjustments to the base payments for case mix and geographic wages; and (h) recoveries of overpayments. For further detail regarding PDGM see the Government Regulation section of our 2023 Annual Report.

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

Senior Living Services. As of March 31, 2024, we provided assisted living, independent living and memory care services in 53 communities. Within our senior living operations, we generate revenue primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on Interim Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the Interim Financial Statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis we review our judgments and estimates, including but not limited to those related to self-insurance reserves, revenue, intangible assets, and goodwill. We base our estimates and judgments upon our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty, and actual results could differ materially from the amounts reported. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, within the 2023 Annual Report for further information on our critical accounting estimates and policies, which are as follows:

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Total revenue	100.0%	100.0%
Expense:
Cost of services	80.3	81.1
Rent—cost of services	6.6	7.6
General and administrative expense	7.3	6.9
Depreciation and amortization	0.9	1.0
Gain on disposition of property and equipment, net	(0.5)	—
Total expenses	94.6	96.6
Income from operations	5.4	3.4
Other expense:
Other income	0.1	—
Interest expense, net	(1.1)	(1.1)
Other expense, net	(1.0)	(1.1)
Income before provision for income taxes	4.4	2.3
Provision for income taxes	1.2	0.7
Net income	3.2	1.6
Less: net income attributable to noncontrolling interest	0.1	0.1
Net income attributable to Pennant	3.1%	1.5%

The following table presents our consolidated GAAP Financial measures for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Consolidated GAAP Financial Measures:
Total revenue	$156,915	$126,464
Total expenses	$148,391	$122,184
Income from operations	$8,524	$4,280

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Three Months Ended March 31, 2024
Revenue	$116,490	$40,425	$—	$156,915
Segment Adjusted EBITDAR from Operations	$19,550	$12,011	$(10,161)	$21,400
Three Months Ended March 31, 2023
Revenue	$91,079	$35,385	$—	$126,464
Segment Adjusted EBITDAR from Operations	$14,412	$10,241	$(7,514)	$17,139

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations to Condensed Consolidated Income from operations:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Segment Adjusted EBITDAR from Operations(a)	$21,400	$17,139
Less: Depreciation and amortization	1,331	1,280
Rent—cost of services	10,384	9,597
Other (expense) income	85	30
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(b)	(82)	203
Share-based compensation expense(c)	1,526	1,419
Acquisition related costs and credit allowances(d)	137	32
Costs associated with transitioning operations(e)	(628)	47
Unusual, non-recurring or redundant charges(f)	275	398
Add: Net income attributable to noncontrolling interest	152	147
Condensed Consolidated Income from Operations	$8,524	$4,280

(a)	Segment Adjusted EBITDAR from Operations is net income (loss) attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs and credit allowances, (4) the costs associated with transitioning operations, (5) unusual, non-recurring or redundant charges, and (6) net income attributable to noncontrolling interest. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(b)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(c)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(d)	Non-capitalizable costs associated with acquisitions, credit allowances, and write offs for amounts in dispute with the prior owners of certain acquired operations.
(e)	During the three months ended March 31, 2023, an affiliate of the Company placed its memory care units into transition and is actively seeking to sublease the units to an unrelated third party. The amount above represents the net operating impact attributable to the units in transition. The amounts reported exclude rent and depreciation and amortization expense related to such operations and include legal settlement costs associated with one of the entities transitioned to Ensign.
(f)	Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses.

Performance and Valuation Measures:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Consolidated Non-GAAP Financial Measures:
Performance Metrics
Consolidated EBITDA	$9,788	$5,443
Consolidated Adjusted EBITDA	$11,224	$7,916
Valuation Metric
Consolidated Adjusted EBITDAR	$21,400

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Segment Non-GAAP Measures:(a)
Segment Adjusted EBITDA from Operations
Home health and hospice services	$17,886	$13,182
Senior living services	$3,499	$2,248

(a)	General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss.

The tables below reconcile Consolidated Net Income to the consolidated Non-GAAP financial measures, Consolidated EBITDA and Consolidated Adjusted EBITDA, and to the Non-GAAP valuation measure, Consolidated Adjusted EBITDAR, for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Consolidated net income	$5,058	$1,997
Less: Net income attributable to noncontrolling interest	152	147
Add: Provision for income taxes	1,759	907
Interest expense, net	1,792	1,406
Depreciation and amortization	1,331	1,280
Consolidated EBITDA	9,788	5,443
Adjustments to Consolidated EBITDA
Add: Costs at start-up operations(a)	(82)	203
Share-based compensation expense(b)	1,526	1,419
Acquisition related costs and credit allowances(c)	137	32
Costs associated with transitioning operations(d)	(628)	47
Unusual, non-recurring or redundant charges(e)	275	398
Rent related to items (a) and (d) above	208	374
Consolidated Adjusted EBITDA	11,224	7,916
Rent—cost of services	10,384	9,597
Rent related to items (a) and (d) above	(208)	(374)
Adjusted rent—cost of services	10,176	9,223
Consolidated Adjusted EBITDAR	$21,400

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(c)	Non-capitalizable costs associated with acquisitions, credit allowances, and write offs for amounts in dispute with the prior owners of certain acquired operations.
(d)	During the three months ended March 31, 2023, an affiliate of the Company placed its memory care units into transition and is actively seeking to sublease the units to an unrelated third party. The amount above represents the net operating impact attributable to the units in transition. The amounts reported exclude rent and depreciation and amortization expense related to such operations and include legal settlement costs associated with one of the entities transitioned to Ensign.
(e)	Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses.

	Three Months Ended March 31,
	Home Health and Hospice		Senior Living
	2024	2023	2024	2023
	(In thousands)
Segment Adjusted EBITDAR from Operations	$19,550	$14,412	$12,011	$10,241
Less: Rent—cost of services	1,729	1,323	8,655	8,274
Rent related to start-up and transitioning operations	(65)	(93)	(143)	(281)
Segment Adjusted EBITDA from Operations	$17,886	$13,182	$3,499	$2,248

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

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Revenue

	Three Months Ended March 31,
	2024		2023
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$57,212	36.5%	$41,780	33.0%
Hospice	54,607	34.8	43,289	34.2
Home care and other(a)	4,671	3.0	6,010	4.8
Total home health and hospice services	116,490	74.3	91,079	72.0
Senior living services	40,425	25.7	35,385	28.0
Total revenue	$156,915	100.0%	$126,464	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $30.5 million, or 24.1%, during the three months ended March 31, 2024. The increase in revenue was driven by increases in key metrics for home health and hospice and senior living, including hospice admissions, hospice revenue per day, hospice average daily census, senior living occupancy, and senior living revenue per occupied room.

Home Health and Hospice Services

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$57,212	$41,780	$15,432	36.9%
Hospice services	54,607	43,289	11,318	26.1
Home care and other	4,671	6,010	(1,339)	(22.3)
Total home health and hospice revenue	$116,490	$91,079	$25,411	27.9%

	Three Months Ended March 31,
	2024	2023	Change	% Change
Home health services:
Total home health admissions	14,649	10,910	3,739	34.3%
Total Medicare home health admissions	6,346	4,948	1,398	28.3
Average Medicare revenue per 60-day completed episode(a)	$3,535	$3,419	$116	3.4
Hospice services:
Total hospice admissions	3,080	2,451	629	25.7
Average daily census	2,962	2,439	523	21.4
Hospice Medicare revenue per day	$187	$183	$4	2.2
Number of home health and hospice agencies at period end	112	96	16	16.7

(a)	The year-to-date average for Medicare revenue per 60-day completed episode includes post period claim adjustments for prior periods.

Home health and hospice revenue increased $25.4 million, or 27.9% during the three months ended March 31, 2024 compared to the same period in the prior year primarily due to an increase in hospice average daily census of 21.4%, an increase of 34.3% in home health admissions, inclusive of an increase in total Medicare home health admissions of 28.3%, and an increase of 25.7% in hospice admissions. The addition of sixteen home health and hospice operations between March 31, 2023 and March 31, 2024, added revenue of $12.8 million or 14.1%.

Senior Living Services

	Three Months Ended March 31,
	2024	2023	Change	% Change

Revenue (in thousands)	$40,425	$35,385	$5,040	14.2%
Number of communities at period end	53	51	2	3.9
Occupancy	78.5%	78.1%	0.4%
Average monthly revenue per occupied unit	$4,667	$4,300	$367	8.5

Senior living revenue increased $5.0 million, or 14.2%, for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to an increase of 8.5% in average monthly revenue per occupied unit and an increase of 40 basis points in the occupancy rate between March 31, 2023 and March 31, 2024. The acquisition of two senior living communities between March 31, 2023 and March 31, 2024, added $1.5 million or 4.1% in revenue.

Cost of Services

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(In thousands)
Home Health and Hospice	$97,320	$77,406	$19,914	25.7%
Senior Living	28,675	25,196	3,479	13.8
Total cost of services	$125,995	$102,602	$23,393	22.8%

Consolidated cost of services increased $23.4 million, or 22.8%, during the three months ended March 31, 2024 compared to the same period in the prior year. Cost of services as a percentage of revenue for the three months ended March 31, 2024 decreased by 80 basis points to 80.3% from 81.1% compared to the three months ended March 31, 2023.

Home Health and Hospice Services

	Three Months Ended March 31,
	2024	2023	Change	% Change
Cost of service (in thousands)	$97,320	$77,406	$19,914	25.7%
Cost of services as a percentage of revenue	83.5%	85.0%	(1.5)%

Cost of services related to our Home Health and Hospice services segment increased $19.9 million, or 25.7%, compared to the same period in the prior year primarily due to the increased volume of services from the growth in admissions and average daily census. Cost of services as a percentage of revenue for the three months ended March 31, 2024 decreased by 150 basis points compared to the three months ended March 31, 2023 primarily due to decreased wages and benefits as a percent of revenue.

Senior Living Services

	Three Months Ended March 31,
	2024	2023	Change	% Change
Cost of service (in thousands)	$28,675	$25,196	$3,479	13.8%
Cost of services as a percentage of revenue	70.9%	71.2%	(0.3)%

Cost of services related to our Senior Living services segment increased $3.5 million, or 13.8%, during the three months ended March 31, 2024 compared to the same period in the prior year primarily due to higher occupancy and wage rate increases. As a percentage of revenue, costs of service decreased by 30 basis points during the three months ended March 31, 2024 when compared to the three months ended March 31, 2023.

Rent—Cost of Services. Rent increased 8.2% from $9.6 million to $10.4 million during the three months ended March 31, 2024 compared to the same period in the prior year, primarily as a result of the newly acquired senior living communities. As a percentage of revenue, rent—cost of services decreased 100 basis points when compared to the three months ended March 31, 2023 due to improved senior living performance.

General and Administrative Expense. Our general and administrative expense increased $2.7 million, or 31.4%, from $8.7 million to $11.4 million for the three months ended March 31, 2024 when compared to the three months ended March 31, 2023. The increase in general and administrative expense was due to an increase of $2.2 million in payroll and related benefits, for the three months ended March 31, 2024 when compared to the three months ended March 31, 2023.

Depreciation and Amortization. Depreciation and amortization expense was essentially flat.

Gain on disposition of property and equipment, net. We recorded a gain of $0.8 million for insurance proceeds received in excess of the carrying values of related assets during the three months ended March 31, 2024. No gain on disposition of property and equipment was recorded during the three months ended March 31, 2023.

Provision for Income Taxes. We recorded income tax expense of $1.8 million and $0.9 million, or 25.8% and 31.2% of earnings before income taxes, for the three months ended March 31, 2024 and 2023, respectively. The decrease in the effective tax rate is primarily due to the increase in deductible equity compensation.

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

The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of March 31, 2024, the Company was compliant with all such financial covenants.

As of March 31, 2024, we had $2.7 million of cash and $61.6 million of available borrowing capacity on our Revolving Credit Facility.

We believe that our existing cash, cash generated through operations, and access to available borrowing capacity under our existing Credit Agreement, will be sufficient to provide adequate liquidity for the next twelve months for our operating activities and for opportunities of acquisition growth.

The following table presents selected data from our Condensed Consolidated Statement of Cash Flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$545	$8,996
Net cash used in investing activities	(23,636)	(2,326)
Net cash provided by (used in) financing activities	19,754	(5,797)
Net (decrease) increase in cash	(3,337)	873
Cash at beginning of period	6,059	2,079
Cash at end of period	$2,722	$2,952

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Our net cash flow from operating activities for the three months ended March 31, 2024 decreased by $8.5 million when compared to the three months ended March 31, 2023. The primary driver of this difference was a decrease in cash flows from the change in operating assets and liabilities of $10.5 million net and a decrease of $1.0 million in non-cash expenses partially offset by an increase in Net income of $3.1 million.

Our net cash used in investing activities for the three months ended March 31, 2024 increased by $21.3 million compared to the three months ended March 31, 2023, primarily driven by an increase in business and asset acquisitions.

Our net cash used in financing activities increased by approximately $25.6 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to a net increase in the balance on our line of credit during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

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

Other than those transactions there have been no other material changes to our total obligations during the period covered by this Quarterly Report outside of the normal course of our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We are exposed to risks associated with market changes in interest rates. On June 12, 2023, Pennant entered into a second amendment to the Credit Agreement that modified the reference rate from LIBOR to SOFR. A 1.0% interest rate change would cause interest expense to change by approximately $0.8 million annually based upon our outstanding long-term debt as of March 31, 2024. We manage our exposure to this market risk by monitoring available financing alternatives.

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

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in the 2023 Annual Report risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in the 2023 Annual Report and the other information set forth elsewhere in this Quarterly Report. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

The Pennant Group, Inc.

Dated: May 6, 2024	BY:	/s/ LYNETTE B. WALBOM
Lynette B. Walbom
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)