Form 10-Q
period 2024-06-30
Pennant Group, Inc.
filed 2024-08-06
CIK 1766400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2024.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 5, 2024, 30,206,741 shares of the registrant’s common stock were outstanding.

THE PENNANT GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash	$3,043	$6,059
Accounts receivable—less allowance for doubtful accounts of $253 and $259, respectively	76,089	61,116
Prepaid expenses and other current assets	14,981	12,902
Total current assets	94,113	80,077
Property and equipment, net	40,905	28,598
Right-of-use assets	267,353	262,923
Deferred tax assets, net	114	—
Restricted and other assets	11,953	9,337
Goodwill	110,487	91,014
Other indefinite-lived intangibles	77,542	67,742
Total assets	$602,467	$539,691
Liabilities and equity
Current liabilities:
Accounts payable	$15,392	$10,841
Accrued wages and related liabilities	30,601	28,256
Operating lease liabilities—current	18,473	17,122
Other accrued liabilities	19,223	15,330
Total current liabilities	83,689	71,549
Long-term operating lease liabilities—less current portion	251,613	248,596
Deferred tax liabilities. net	1,336	1,855
Other long-term liabilities	10,662	8,262
Long-term debt, net	82,174	63,914
Total liabilities	429,474	394,176
Commitments and contingencies
Equity:
Common stock, $0.001 par value; 100,000 shares authorized; 30,493 and 30,150 shares issued and outstanding, respectively, at June 30, 2024; and 30,297 and 29,948 shares issued and outstanding, respectively, at December 31, 2023	30	29
Additional paid-in capital	110,311	105,712
Retained earnings	45,259	34,663
Treasury stock, at cost, 3 shares at June 30, 2024 and December 31, 2023	(65)	(65)
Total The Pennant Group, Inc. stockholders’ equity	155,535	140,339
Noncontrolling interest	17,458	5,176
Total equity	172,993	145,515
Total liabilities and equity	$602,467	$539,691
See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except for per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$168,745	$132,281	$325,660	$258,745

Expense
Cost of services	135,313	106,176	261,308	208,778
Rent—cost of services	10,524	9,836	20,908	19,433
General and administrative expense	11,878	8,791	23,314	17,496
Depreciation and amortization	1,468	1,214	2,799	2,494
Loss (gain) on disposition of property and equipment, net	—	3	(755)	3
Total expenses	159,183	126,020	307,574	248,204
Income from operations	9,562	6,261	18,086	10,541
Other (expense) income, net:
Other (expense) income	(2)	35	83	65
Interest expense, net	(1,622)	(1,453)	(3,414)	(2,859)
Other expense, net	(1,624)	(1,418)	(3,331)	(2,794)
Income before provision for income taxes	7,938	4,843	14,755	7,747
Provision for income taxes	1,844	1,921	3,603	2,828
Net income	6,094	2,922	11,152	4,919
Less: Net income attributable to noncontrolling interest	404	125	556	272
Net income attributable to The Pennant Group, Inc.	$5,690	$2,797	$10,596	$4,647
Earnings per share:
Basic	$0.19	$0.09	$0.35	$0.16
Diluted	$0.18	$0.09	$0.35	$0.15
Weighted average common shares outstanding:
Basic	30,142	29,809	30,094	29,780
Diluted	30,781	30,193	30,583	30,171

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2023	30,297	$29	$105,712	$34,663	3	$(65)	$5,176	$145,515
Net income attributable to The Pennant Group, Inc.	—	—	—	4,906	—	—	—	4,906
Noncontrolling interests assumed related to acquisitions	—	—	—	—	—	—	11,726	11,726
Net income attributable to noncontrolling interests	—	—	—	—	—	—	152	152
Share-based compensation	—	—	1,440	—	—	—	—	1,440
Issuance of common stock from the exercise of stock options	72	1	492	—	—	—	—	493
Net issuance of restricted stock	2	—	—	—	—	—	—	—
Balance at March 31, 2024	30,371	$30	$107,644	$39,569	3	$(65)	$17,054	$164,232
Net income attributable to The Pennant Group, Inc.	—	—	—	5,690	—	—	—	5,690
Net income attributable to noncontrolling interests	—	—	—	—	—	—	404	404
Stock-based compensation	—	—	1,851	—	—	—	—	1,851
Issuance of common stock from the exercise of stock options	100	—	816	—	—	—	—	816
Net issuance of restricted stock	22	—	—	—	—	—	—	—
Balance at June 30, 2024	30,493	$30	$110,311	$45,259	3	$(65)	$17,458	$172,993

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2022	30,149	$29	$99,764	$21,284	3	$(65)	$4,645	$125,657
Net income attributable to The Pennant Group, Inc.	—	—	—	1,850	—	—	—	1,850
Net income attributable to noncontrolling interests	—	—	—	—	—	—	147	147
Share-based compensation	—	—	1,367	—	—	—	—	1,367
Issuance of common stock from the exercise of stock options	26	—	203	—	—	—	—	203
Net issuance of restricted stock	28	—	—	—	—	—	—	—
Balance at March 31, 2023	30,203	$29	$101,334	$23,134	3	$(65)	$4,792	$129,224
Net loss attributable to The Pennant Group, Inc.	—	—	—	2,797	—	—	—	2,797
Net income attributable to noncontrolling interests	—	—	—	—	—	—	125	125
Share-based compensation	—	—	1,303	—	—	—	—	1,303
Issuance of common stock from the exercise of stock options	38	—	249	—	—	—	—	249
Net issuance of restricted stock	10	—	—	—	—	—	—	—
Balance at June 30, 2023	30,251	$29	$102,886	$25,931	3	$(65)	$4,917	$133,698

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$11,152	$4,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,799	2,494
Amortization of deferred financing fees	261	261
(Gain) loss on disposition of property and equipment, net	(755)	3
Provision for doubtful accounts	457	349
Share-based compensation	3,291	2,670
Deferred income taxes	(634)	2,365
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,429)	(2,631)
Prepaid expenses and other assets	(2,905)	5,607
Operating lease obligations	(130)	182
Accounts payable	4,804	(732)
Accrued wages and related liabilities	2,345	(435)
Other accrued liabilities	4,396	(99)
Income taxes payable	31	—
Other long-term liabilities	1,353	580
Net cash provided by operating activities	11,036	15,533
Cash flows from investing activities:
Purchase of property and equipment	(4,762)	(3,973)
Cash payments for business acquisitions	(16,680)	(7,261)
Cash payments for asset acquisitions	(11,380)	—
Escrow deposits	(1,755)	—
Other	1,297	8
Net cash used in investing activities	(33,280)	(11,226)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	134,000	94,000
Payments on Revolving Credit Facility	(116,000)	(98,000)
Finance lease obligations	(81)	—
Issuance of common stock upon the exercise of options	1,309	452
Net cash provided by (used in) financing activities	19,228	(3,548)
Net (decrease) increase in cash	(3,016)	759
Cash beginning of period	6,059	2,079
Cash end of period	$3,043	$2,838

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,377	$2,857
Income taxes	$3,308	$160
Lease liabilities	$19,248	$17,898
Right-of-use assets obtained in exchange for new operating lease obligations	$13,822	$8,329
Non-cash investing activity:
Capital expenditures in accounts payable	$66	$402

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and operational senior living units)

1. DESCRIPTION OF BUSINESS
The Pennant Group, Inc. (herein referred to as “Pennant,” the “Company,” “it,” or “its”), is a holding company with no direct operating assets, employees or revenue. The Company, through its independent operating subsidiaries, provides healthcare services across the post-acute care continuum. As of June 30, 2024, the Company’s subsidiaries operated 117 home health, hospice and home care agencies and 54 senior living communities located in Arizona, California, Colorado, Idaho, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming.

Certain of the Company’s subsidiaries, collectively referred to as the Service Center, provide accounting, payroll, human resources, information technology, legal, risk management, and other services to the operations through contractual relationships. The Service Center also provides certain of these services to unaffiliated third parties under management agreements.

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

Estimates and Assumptions - The preparation of the Interim Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Interim Financial Statements relate to self-insurance reserves, revenue recognition, and intangible assets and goodwill. Actual results could differ from those estimates.

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

These funds are recognized as a reduction of cost of services expenses when related expenses are incurred. As of June 30, 2024 and December 31, 2023, the Company had $1,162 and $780 in unapplied state relief funds, respectively. The unapplied state relief funds received are recorded in other accrued liabilities. The Company recognized state relief funding

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

totaling $1,124 and $1,577 for the three and six months ended June 30, 2024, and $1,397 and $2,082 for the three and six months ended June 30, 2023, respectively, which the Company recognized as a reduction of cost of services expense.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws and a limited number of grandfathered standards, the Financial Accounting Standards Board (“FASB”) ASC is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. For any new pronouncements announced, the Company considers whether the new pronouncements could alter previous generally accepted accounting principles and determines whether any new or modified principles will have a material impact on the Company's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company's financial management and certain standards are under consideration.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires the Company to expand the breadth and frequency of segment disclosures to include additional information about significant segment expenses, the chief operating decision maker and other items, and also requires the annual disclosures on an interim basis. This guidance is effective for annual periods beginning after December 15, 2023, which will be the Company's fiscal year 2024, with early adoption permitted. The Company is currently evaluating the impact of the ASU on its quarterly and annual reports.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. This guidance is effective for annual periods beginning after December 15, 2024, which will be the Company's fiscal year 2025, with early adoption permitted. The Company doesn’t expect it to have any material impacts.
3. TRANSACTIONS WITH ENSIGN
Pennant completed its separation from The Ensign Group, Inc. (“Ensign”) in 2019. Certain directors who serve on our Board of Directors also serve as directors of Ensign and own shares of Ensign common stock. Pennant and Ensign continue to partner in the provision of services along the healthcare continuum.

The Company incurred costs of $302 and $582 for the three and six months ended June 30, 2024, and $192 and $465 for the three and six months ended June 30, 2023, respectively, that related primarily to shared services at proximate operations.

Expenses related to room and board charges at Ensign skilled nursing facilities for hospice patients were $1,570 and $3,070 for the three and six months ended June 30, 2024, and $1,014 and $1,954 for the three and six months ended June 30, 2023, respectively, and are included in cost of services.

The Company’s independent operating subsidiaries leased 29 communities from subsidiaries of Ensign under a master lease arrangement as of both June 30, 2024 and June 30, 2023. See further discussion below at Note 13, Leases.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to The Pennant Group, Inc.	$5,690	$2,797	$10,596	$4,647

Denominator:
Weighted average shares outstanding for basic net income per share	30,142	29,809	30,094	29,780
Plus: assumed incremental shares from exercise of options and assumed conversion or vesting of restricted stock(a)	639	384	489	391
Adjusted weighted average common shares outstanding for diluted income per share	30,781	30,193	30,583	30,171

Earnings Per Share:
Basic net income per common share	$0.19	$0.09	$0.35	$0.16
Diluted net income per common share	$0.18	$0.09	$0.35	$0.15

(a)
The diluted per share amounts do not reflect common share equivalents outstanding of 1,375 and 1,788 for the three and six months ended June 30, 2024, and 2,312 and 2,158 for the three and six months ended June 30, 2023, respectively, because of their anti-dilutive effect.

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

Non-Medicare Revenue

Episodic Based Revenue - The Company recognizes revenue in a similar manner as it recognizes Medicare revenue for episodic-based rates that are paid by other insurance carriers, including carriers administering Medicare Advantage programs. These rates can vary based upon the negotiated terms.

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

Revenue By Payor

Revenue by payor for the three months ended June 30, 2024 and 2023, is summarized in the following tables:

	Three Months Ended June 30, 2024
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$30,389	$51,491	$—	$81,880	48.5%
Medicaid	7,400	6,463	12,599	26,462	15.7
Subtotal	37,789	57,954	12,599	108,342	64.2
Managed care	20,335	1,014	—	21,349	12.7
Private and other(a)	7,830	379	30,845	39,054	23.1
Total revenue	$65,954	$59,347	$43,444	$168,745	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations and management services agreement.

	Three Months Ended June 30, 2023
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$23,920	$40,294	$—	$64,214	48.5%
Medicaid	2,466	4,682	11,783	18,931	14.3
Subtotal	26,386	44,976	11,783	83,145	62.8
Managed care	15,837	1,417	—	17,254	13.1
Private and other(a)	6,235	169	25,478	31,882	24.1
Total revenue	$48,458	$46,562	$37,261	$132,281	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue by payor for the six months ended June 30, 2024 and 2023, is summarized in the following tables:

	Six Months Ended June 30, 2024
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$60,231	$98,630	$—	$158,861	48.8%
Medicaid	13,945	12,622	24,961	51,528	15.8
Subtotal	74,176	111,252	24,961	210,389	64.6
Managed care	39,421	2,050	—	41,471	12.7
Private and other(a)	14,240	652	58,908	73,800	22.7
Total revenue	$127,837	$113,954	$83,869	$325,660	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations and management services agreement.

	Six Months Ended June 30, 2023
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$47,296	$77,674	$—	$124,970	48.3%
Medicaid	4,657	9,280	22,625	36,562	14.1
Subtotal	51,953	86,954	22,625	161,532	62.4
Managed care	31,769	2,611	—	34,380	13.3
Private and other(a)	12,526	286	50,021	62,833	24.3
Total revenue	$96,248	$89,851	$72,646	$258,745	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations.

Balance Sheet Impact

Included in the Company’s Condensed Consolidated Balance Sheets are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided.

Accounts receivable, net as of June 30, 2024 and December 31, 2023 is summarized in the following table:

	June 30, 2024	December 31, 2023
Medicare	$43,640	$35,665
Medicaid	14,510	11,578
Managed care	14,814	11,752
Private and other	3,378	2,380
Accounts receivable, gross	76,342	61,375
Less: allowance for doubtful accounts	(253)	(259)
Accounts receivable, net	$76,089	$61,116

Concentrations - Credit Risk

The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s gross receivables from the Medicare and Medicaid programs accounted for approximately 76.2% and 77.0% of its total gross accounts receivable as of June 30, 2024 and December 31, 2023, respectively. Combined revenue from reimbursement under the Medicare and Medicaid programs accounted for 64.2% and 64.6% of the Company’s revenue for the three and six months ended June 30, 2024, and 62.8% and 62.4% of the Company’s revenue for the three and six months ended June 30, 2023 respectively.

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

As of June 30, 2024, the Company provided services through 117 affiliated home health, hospice and home care agencies, and 54 affiliated senior living operations. The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. The Company’s Service Center provides various services to all lines of business. The Company does not review assets by segment and therefore assets by segment are not disclosed below.

The CODM uses Segment Adjusted EBITDAR from Operations as the primary measure of profit and loss for the Company's reportable segments and to compare the performance of its operations with those of its competitors. Segment Adjusted EBITDAR from Operations is net income (loss) attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs and credit allowances, (4) the costs associated with transitioning operations, (5) unusual, non-recurring or redundant charges, and (6) net income attributable to noncontrolling interest. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other,” accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present certain financial information regarding the Company’s reportable segments, general and administrative expenses are not allocated to the reportable segments and are included in “All Other” for the three and six months ended June 30, 2024 and 2023:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Three Months Ended June 30, 2024
Revenue	$125,301	$43,444	$—	$168,745
Segment Adjusted EBITDAR from Operations	$21,214	$12,804	$(10,546)	$23,472
Three Months Ended June 30, 2023
Revenue	$95,020	$37,261	$—	$132,281
Segment Adjusted EBITDAR from Operations	$15,681	$11,680	$(7,885)	$19,476

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Six Months Ended June 30, 2024
Revenue	$241,791	$83,869	$—	$325,660
Segment Adjusted EBITDAR from Operations	$40,764	$24,815	$(20,707)	$44,872
Six Months Ended June 30, 2023
Revenue	$186,099	$72,646	$—	$258,745
Segment Adjusted EBITDAR from Operations	$30,093	$21,921	$(15,399)	$36,615

The following table provides a reconciliation of Segment Adjusted EBITDAR from Operations to Condensed Consolidated Income from Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment Adjusted EBITDAR from Operations	$23,472	$19,476	$44,872	$36,615
Less: Depreciation and amortization	1,468	1,214	2,799	2,494
Rent—cost of services	10,524	9,836	20,908	19,433
Other (expense) income	(2)	35	83	65
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(a)	(55)	65	(137)	268
Share-based compensation expense and related taxes(b)	1,949	1,354	3,475	2,773
Acquisition related costs and credit allowances(c)	365	72	502	104
Costs associated with transitioning operations(d)	33	538	(595)	585
Unusual, non-recurring or redundant charges(e)	32	226	307	624
Add: Net income attributable to noncontrolling interest	404	125	556	272
Condensed Consolidated Income from Operations	$9,562	$6,261	$18,086	$10,541

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(c)	Non-capitalizable costs associated with acquisitions, credit allowances, and write offs for amounts in dispute with the prior owners of certain acquired operations.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(d)	During the three months ended March 31, 2023, an affiliate of the Company placed its memory care units into transition and began seeking to sublease the units to an unrelated third party. The amount above represents the net operating impact attributable to the units in transition. The amounts reported exclude rent and depreciation and amortization expense related to such operations and include legal settlement costs associated with one of the entities transitioned to Ensign.
(e)	Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses.

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

2024 Acquisitions

During the six months ended June 30, 2024, the Company expanded its operations with the addition of four home health agencies, two hospice agencies, and three senior living communities. The Company also acquired the real estate of two of three senior living communities. The aggregate purchase price of the real estate of the two senior living communities acquired was $10,380 which consisted primarily of land and building. In connection with the third senior living community, the Company entered into a new long-term “triple-net” lease. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction. These new communities included 261 operational senior living units to be operated by the Company's independent operating subsidiaries.

On January 1, 2024, the Company announced it closed on a joint venture for a home health agency with John Muir Health (“Muir”), a leading nonprofit integrated health system serving communities throughout the east bay region of San Francisco, California. The transaction combines certain assets and the operations of Muir’s home health business and the assets and operations of a local Pennant-affiliated home health agency. The joint venture is majority-owned and managed by an independent operating subsidiary of the Company and provides home health services to patients throughout the San Francisco east bay region. Along with the assets contributed by a local Pennant-affiliated home health agency, the Company paid Muir $11,680 for a majority interest in the joint venture.

The fair value of assets for the joint venture acquired was mostly concentrated in goodwill and intangible assets and as such, this transaction was classified as a business combination in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The fair value of assets acquired for the business combination was $28,406, which preliminarily consisted of goodwill of $19,473, indefinite-lived intangible assets of $8,800 related to a Medicare and Medicaid license, and equipment of $133. The Company acquired a 60.0% ownership interest in the joint venture. The contributions of assets by Muir to the joint venture, resulted in the Company recording a noncontrolling interest with a fair value of $11,726. The Company anticipates that the total goodwill recognized will be fully deductible for tax purposes.

The fair value of assets for one home health agency and one hospice agency acquired were mostly concentrated in goodwill and intangible assets. This transaction was classified as a business combination in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The purchase price for the business combination was $5,000, which preliminarily consisted of goodwill of $3,267, indefinite-lived intangible assets of $1,600 related to Medicare and Medicaid licenses, and equipment and other assets of $133. The Company anticipates that the total goodwill recognized will be fully deductible for tax purposes.

One hospice and two home health agencies acquired were Medicare licenses and are considered asset acquisitions. The fair value of the licenses acquired was $1,000 and was recorded in other indefinite-lived intangibles.

There were no material acquisition costs that were expensed related to the business combinations during the six months ended June 30, 2024.

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

Subsequent Events

On August 1, 2024, the Company closed on the acquisition of certain affiliates of Signature Healthcare at Home (“Signature”) located in Washington and Idaho for an aggregate purchase price of $32,000. The acquisition will add to the Company’s existing strength in the region while building out its operational footprint. We are currently in the process of finalizing our accounting for this transaction and expect to complete our preliminary allocation of the purchase consideration in a subsequent quarter.

The Company has an agreement to purchase additional Signature assets located in Oregon which is anticipated to close January 1, 2025. The final purchase price is subject to certain adjustments based on potential changes in the business between the signing and closing of the agreement.

8. PROPERTY AND EQUIPMENT—NET
Property and equipment, net consist of the following:

	June 30, 2024	December 31, 2023
Land	$5,433	$96
Building	8,778	1,890
Leasehold improvements	20,296	21,204
Equipment	32,707	29,247
Furniture and fixtures	1,452	1,238
	68,666	53,675
Less: accumulated depreciation	(27,761)	(25,077)
Property and equipment, net	$40,905	$28,598

Depreciation expense was $1,468 and $2,799 for the three and six months ended June 30, 2024, respectively, and $1,211 and $2,486 for the three and six months ended June 30, 2023 respectively.

The Company measures certain assets at fair value on a non-recurring basis, including long-lived assets, which are evaluated for impairment. Long-lived assets include assets such as property and equipment, operating lease assets and certain intangible assets. The inputs used to determine the fair value of long-lived assets in the impairment analysis are considered Level 3 measurements due to their subjective nature. Management has evaluated its long-lived assets and determined there was no impairment recorded during the three and six months ended June 30, 2024 and 2023.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS
The following table represents activity in goodwill by segment for the six months ended June 30, 2024:

	Home Health and Hospice Services	Senior Living Services	Total
December 31, 2023	$87,372	$3,642	$91,014
Additions	19,473	—	19,473
June 30, 2024	$106,845	$3,642	$110,487

Other indefinite-lived intangible assets consist of the following:

	June 30, 2024	December 31, 2023
Trade name	$1,385	$1,385
Medicare and Medicaid licenses	76,157	66,357
Total	$77,542	$67,742

No goodwill or intangible asset impairment charges were recorded during the three and six months ended June 30, 2024 and 2023.

10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	June 30, 2024	December 31, 2023
Refunds payable	$1,459	$1,566
Deferred revenue	1,706	1,658
Resident deposits	1,854	2,367
Property taxes	789	1,255
Deferred state relief funds	1,162	780
Accrued self-insurance liabilities	6,488	4,392
Other	5,765	3,312
Other accrued liabilities	$19,223	$15,330

Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Deferred revenue occurs when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to residents.

11. DEBT
Long-term debt, net consists of the following:

	June 30, 2024	December 31, 2023
Revolving Credit Facility	$83,000	$65,000
Less: unamortized debt issuance costs(a)	(826)	(1,086)
Long-term debt, net	$82,174	$63,914

(a)
Amortization expense for debt issuance costs was $130 and $261 for the three and six months ended June 30, 2024, respectively, and $130 and $261 for the three and six months ended June 30, 2023, respectively, and is recorded in interest expense, net on the Condensed Consolidated Statements of Income.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On February 23, 2021, Pennant entered into an amendment to its existing credit agreement (as amended, the “Credit Agreement”), which provides for an increased revolving credit facility with a syndicate of banks with a borrowing capacity of $150,000 (the “Revolving Credit Facility”). On June 12, 2023, Pennant entered into a second amendment to the Credit Agreement that modified the reference rate from LIBOR to Standard Overnight Financing Rate (“SOFR”). The interest rates applicable to loans under the Revolving Credit Facility are, at the Company’s election, either (i) Adjusted Term SOFR (as defined in the Credit Agreement) plus a margin ranging from 2.25% to 3.25% per annum or (ii) Base Rate plus a margin ranging from 1.25% to 2.25% per annum, in each case, based on the ratio of Consolidated Total Net Debt to Consolidated EBITDA (each, as defined in the Credit Agreement). In addition, Pennant pays a commitment fee on the undrawn portion of the commitments under the Revolving Credit Facility which ranges from 0.35% to 0.50% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio of the Company and its subsidiaries. The Company is not required to repay any loans under the Credit Agreement prior to maturity in 2026, other than to the extent the outstanding borrowings exceed the aggregate commitments under the Credit Agreement. As of June 30, 2024, the Company’s weighted average interest rate on its outstanding debt was 8.35%. As of June 30, 2024, the Company had available borrowing on the Revolving Credit Facility of $62,814, which is net of outstanding letters of credit of $4,186.

The fair value of the Revolving Credit Facility approximates carrying value, due to the short-term nature and variable interest rates. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates.

The Credit Agreement is guaranteed, jointly and severally, by certain of the Company’s independent operating subsidiaries, and is secured by a pledge of stock of the Company's material independent operating subsidiaries as well as a first lien on substantially all of each material operating subsidiary's personal property. The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of June 30, 2024, the Company was compliant with all such financial covenants.

Subsequent Events

On July 31, 2024, Pennant entered into an amendment to the Credit Agreement (the “Amended Credit Agreement”), which provides for a revolving credit facility (the “2024 Revolving Credit Facility”) with a syndicate of banks with a borrowing capacity of $250,000. The interest rates applicable to loans under the 2024 Revolving Credit Facility are, at the Company’s election, either (i) Term SOFR (as defined in the Amended Credit Agreement) plus a margin ranging from 1.75% to 2.75% per annum or (ii) Base Rate plus a margin ranging from 0.75% to 1.75% per annum, in each case based on the ratio of Consolidated Total Net Debt to Consolidated EBITDA (each, as defined in the Amended Credit Agreement). In addition, Pennant will pay a commitment fee on the undrawn portion of the commitments under the Revolving Credit Facility that will range from 0.25% to 0.45% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio of the Company and its subsidiaries. The Company is not required to repay any loans under the Amended Credit Agreement prior to maturity in July 2029.

12. OPTIONS AND AWARDS
Outstanding options and restricted stock awards of the Company were granted under the 2019 Omnibus Incentive Plan (the “OIP”) and Long-Term Incentive Plan (the “LTIP,” and together with the OIP, the “Pennant Plans”).

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total share-based compensation expense for all Plans for the three and six months ended June 30, 2024 and 2023 was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Share-based compensation expense related to stock options	$1,254	984	$2,251	$1,834
Share-based compensation expense related to Restricted Stock	149	180	242	357
Share-based compensation expense related to Restricted Stock to non-employee directors	448	139	798	479
Total share-based compensation	$1,851	$1,303	$3,291	$2,670

In future periods, the Company estimates it will recognize the following share-based compensation expense for unvested stock options and unvested Restricted Stock as of June 30, 2024:

	Unrecognized Compensation Expense	Weighted Average Recognition Period (in years)
Unvested Stock Options	$15,396	3.7
Unvested Restricted Stock	1,822	3.1
Total unrecognized share-based compensation expense	$17,218
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

The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted as of June 30:

Grant Year	Options Granted	Risk-Free Interest Rate	Expected Life(a)	Expected Volatility(b)	Dividend Yield	Weighted Average Fair Value of Options
2024	714	4.3%	6.5	42.6%	—%	$9.89
2023	656	4.0%	6.5	41.6%	—%	$6.78

(a)
Under the midpoint method, the expected option life is the midpoint between the contractual option life and the average vesting period for the options being granted. This resulted in an expected option life of 6.5 years for the options granted.

(b)	Because the Company’s equity shares have been traded for a relatively short period of time, expected volatility assumption was based on the volatility of related industry stocks.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table represents the employee stock option activity during the six months ended June 30, 2024:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
December 31, 2023	2,924	18.79	1,190	$19.14
Granted	714	19.96
Exercised	(172)	7.63
Forfeited	(107)	20.73
Expired	(60)	30.58
June 30, 2024	3,299	$19.33	1,226	$20.42

Restricted Stock

A summary of the status of Pennant’s non-vested Restricted Stock, and changes during the six months ended June 30, 2024, is presented below:

	Non-Vested Restricted Stock	Weighted Average Grant Date Fair Value
December 31, 2023	265	$14.27
Granted	45	17.73
Vested	(55)	17.62
Forfeited	(21)	16.26
June 30, 2024	234	$13.97

13. LEASES
The Company’s independent operating subsidiaries lease senior living communities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from 15 to 25 years. The Company’s independent operating subsidiaries also lease the administrative offices of home health and hospice agencies, which generally have lease terms that range from one to 11 years. Most of these leases contain renewal options, most involve rent increases and none contain purchase options. The lease term excludes lease renewals because the renewal rents are not at a bargain, there are no economic penalties for the Company to renew the lease, and it is not reasonably certain that the Company will exercise the extension options. The Company elected the accounting policy practical expedients in ASC 842 to: (i) combine associated lease and non-lease components into a single lease component; and (ii) exclude recording short-term leases as right-of-use assets and liabilities on the condensed consolidated balance sheets. Non-lease components, which are not significant overall, are combined with lease components.

As of June 30, 2024, the Company’s independent operating subsidiaries leased 29 senior living communities from subsidiaries of Ensign (“Ensign Leases”) under a master lease arrangement. The existing leases with subsidiaries of Ensign have initial terms of between 14 to 20 years. The total amount of rent expense included in rent - cost of services paid to subsidiaries of Ensign was $3,488 and $6,976 for the three and six months ended June 30, 2024, respectively, and $3,333 and $6,749 for the three and six months ended June 30, 2023, respectively. In addition to rent, each of the operating companies are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all community maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties.

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

The components of operating lease cost, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Lease Costs:
Community Rent—cost of services	$8,860	$8,462	$17,515	$16,736
Office Rent—cost of services	1,664	1,374	3,393	2,697
Rent—cost of services	$10,524	$9,836	$20,908	$19,433

General and administrative expense	$116	$104	$203	$197
Variable lease cost (a)	$2,239	$1,761	$4,269	$3,491

(a)
Represents variable lease cost for operating leases, which costs include property taxes and insurance, common area maintenance, and consumer price index increases, incurred as part of the Company’s triple net lease, and which is included in cost of services for the three and six months ended June 30, 2024 and 2023.

The following table shows the lease maturity analysis for all leases as of June 30, 2024, for the years ended December 31:

Year	Amount
2024 (Remainder)	$19,680
2025	38,276
2026	36,728
2027	35,616
2028	34,832
Thereafter	260,683
Total lease payments	425,815
Less: present value adjustments	(155,729)
Present value of total lease liabilities	270,086
Less: current lease liabilities	(18,473)
Long-term operating lease liabilities	$251,613

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at each lease’s commencement date to determine each lease's operating lease liability. As of June 30, 2024, the weighted average remaining lease term is 12.1 years and the weighted average discount rate is 8.1%.

14. INCOME TAXES
The Company recorded income tax expense of $1,844 and $1,921 or 23.2% and 39.7% of earnings before income taxes for the three months ended June 30, 2024 and 2023, respectively. The decrease in the effective tax rate is primarily due to not having the impact of a change in the deductibility of equity compensation of certain executives in the current year.

The Company recorded income tax expense of $3,603 and $2,828, or 24.4% and 36.5% of earnings before income taxes for the six months ended June 30, 2024 and 2023, respectively. The decrease in the effective tax rate is primarily due to not having the impact of a change in the deductibility of equity compensation of certain executives in the current year.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. DEFINED CONTRIBUTION PLAN
The Company has a 401(k) defined contribution plan (the “401(k) Plan”), whereby eligible employees may contribute up to 90% of their annual basic earnings, subject to applicable annual Internal Revenue Code limits. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company. The Company expensed matching contributions to the 401(k) Plan of $281 and $572 for the three and six months ended June 30, 2024, and $205 and $418 for the three and six months ended June 30, 2023.

The Company has a non-qualified deferred compensation plan (the “DCP”) for executives, other highly compensated employees, independent contractors and non-employee directors. The independent contractors and non-employee directors are otherwise ineligible for participation in the Company's 401(k) plan. The DCP allows participants to defer the receipt of a portion of their base compensation, and further allows certain participants to defer up to 80% of their base salary and bonus compensation or director fees. At the participant’s election, payments can be deferred until a specific date at least one year after the year of deferral or until termination of engagement with the Company and can be paid in a lump sum or in up to ten annual installments. Separate deferral elections can be made for each year, and in limited circumstances, existing payment elections may be changed. The amounts deferred are credited with earnings and losses based upon the actual performance of the deemed investments selected by the participant. The rate of return for each participant varies depending on the specific investment elections made by the participant. Additionally, the plan deposits the employee deferrals into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by the Company that are specifically designed to informally fund savings plans of this nature. The Company paid for related administrative costs, which were immaterial during the fiscal years presented.

As of June 30, 2024 and 2023, the Company’s deferred compensation liabilities were $2,020 and $968, respectively, in other long-term liabilities on the condensed consolidated balance sheets. The cash surrender value of the individual variable life insurance contracts is based on investment funds that shadow the investment allocations specified by participants in the DCP. As of June 30, 2024 and 2023, the cash surrender value of the company owned life insurance (“COLI”) policies were $2,019 and $950, respectively, and were included as a component of restricted and other assets on the condensed consolidated balance sheets. There are no outstanding loan amounts offset against the cash surrender value of the COLI policies. The losses recorded for the change in cash surrender value were immaterial for each period presented.

16. COMMITMENTS AND CONTINGENCIES
Regulatory Matters - The Company provides services in complex and highly regulated industries. The Company’s compliance with applicable U.S. federal, state and local laws and regulations governing these industries may be subject to governmental review and adverse findings may result in significant regulatory action, which could include sanctions, damages, fines, penalties (many of which may not be covered by insurance), and even exclusion from government programs. The Company is a party to various regulatory and other governmental audits and investigations in the ordinary course of business and cannot predict the ultimate outcome of any federal or state regulatory survey, audit or investigation. While governmental audits and investigations are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve and penalties subject to appeal may remain in place during such appeals, which may include suspension, termination, or revocation of participation in governmental programs for the payment of the services the Company provides. The Department of Justice, HHS, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses. The Company believes it is presently in compliance in all material respects with all applicable laws and regulations.

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

Litigation - The Company’s businesses involve a significant risk of liability given the age and health of the patients and residents served by its independent operating subsidiaries. The Company, its operating subsidiaries, and others in the industry may be subject to a number of claims and lawsuits, including negligence and professional liability claims, alleging that services provided have resulted in personal injury, elder abuse, wrongful death or other related claims. Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and the Company is routinely subjected to these claims in the ordinary course of business, including potential claims related to patient care and treatment, and professional negligence, as well as employment-related claims. Certain of the states where we conduct business, including California and Nevada, recently adopted laws that increase the maximum amount of non-economic damages that may be awarded to a successful plaintiff in a claim for professional negligence or malpractice arising from care provided by our independent operating subsidiaries. These changes in applicable law may also increase the cost of obtaining and maintaining professional liability insurance to pay for the defense of, and any liability arising under, such claims. If there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could materially adversely affect the Company’s business, financial condition, results of operations and cash flows. In addition, the defense of these lawsuits may result in significant legal costs, regardless of the outcome, and may result in large settlement amounts or damage awards.

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

As of June 30, 2024, 13 of the Company’s independent operating subsidiaries had Reviews scheduled, on appeal or in dispute resolution process, both pre- and post-payment. If an operation fails an initial or subsequent Review, the operation could then be subject to extended Review, suspension of payment, or extrapolation of the identified error rate to all billing in the same time period. The Company, from time to time, receives record requests in Reviews which have resulted in claim denials on previously paid claims. The Company has appealed substantially all denials arising from these Reviews using the applicable appeals process. As of June 30, 2024, and through the filing of this Quarterly Report on Form 10-Q, the Company’s

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

independent operating subsidiaries have responded to the Reviews that are currently ongoing, on appeal or in dispute resolution process. The Company cannot predict the ultimate outcome of any regulatory and other governmental Reviews. While such Reviews are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The costs to respond to and defend such Reviews may be significant and an adverse determination in such Reviews may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, other penalties (some of which may not be covered by insurance), and termination from Medicare programs which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.

From June 2021 to May 2022, one hospice provider number was subject to a Medicare payment suspension imposed by a UPIC. The total amounts suspended was $5,105, which represents all Medicare payments due to the provider number during the suspension. As of June 30, 2024, the remaining amount due from the government payor impacted by the suspension was $246 and was recorded in long-term other assets.

The Medicare payment suspension concluded in May 2022, and the UPIC reviewed 107 patient records covering a 10-month period to determine whether, in its view, a Medicare overpayment was made. Based on the results of the review, the UPIC initially alleged sampled and extrapolated overpayments of $5,105, and withheld that amount through continued recoupment of Medicare payments. The Company is pursuing its appeal rights through the administrative appeals process, including contesting the methodology used by the UPIC to perform statistical extrapolation. To date the Company has been successful in appealing most of the previously denied claims. The Company received the refund of previously withheld amounts totaling $4,859 as of June 30, 2024. The Company continues to work through the appeals process for the remaining denied claims and expects to be successful in those appeals. Based on the information currently available to the Company, the Company cannot predict the timing or the ultimate outcome of this review including refunds to be received.

Insurance - The Company retains risk for a substantial portion of potential claims for general and professional liability, workers’ compensation and automobile liability. Based on changes in law that increase the maximum damages that may be recovered for professional negligence or malpractice claims in states where we operate, including California and Nevada, the costs of maintaining some of these insurance policies may increase in the future. The Company recognizes obligations associated with these costs, up to specified deductible limits in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported. The general and professional liability insurance has a retention limit of $150 per claim with a $500 corridor as an additional out-of-pocket retention we must satisfy for claims within the policy year before the carrier will reimburse losses. The workers’ compensation insurance has a retention limit of $250 per claim, except for policies held in Texas, Washington and Wyoming which are subject to state insurance and possess their own limits.

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
•competition from other healthcare providers, federal and state efforts to regulate or deregulate the healthcare services industry, including through staffing levels and requirements, or the construction or expansion of the number of home health, hospice or senior living operations;
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
•the performance of the financial and credit markets and uncertainties related to our ability to obtain financing or the terms of such financing; and
•uncertainties related to the lingering effect of the COVID-19 pandemic, including new regulatory risks impacting our operations, the effects of Medicaid disenrollment, potential litigation, and vaccination mandates

    Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any forward-looking statements in this Quarterly Report. Although we may from time to time voluntarily update our prior forward-looking statements, we disclaim any commitment to do so except as required by applicable securities laws.

Overview

We are a leading provider of high-quality healthcare services to patients of all ages, including the growing senior population, in the United States. We strive to be the provider of choice in the communities we serve through our innovative operating model. We operate in multiple lines of businesses including home health, hospice and senior living services across Arizona, California, Colorado, Idaho, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. As of June 30, 2024, our home health and hospice business provided home health, hospice and home care services from 117 agencies operating across these 13 states, and our senior living business operated 54 senior living communities throughout six states.

The following table summarizes our affiliated home health and hospice agencies and senior living communities as of:

	December 31,								June 30,
	2016	2017	2018	2019	2020	2021	2022	2023	2024
Home health and hospice agencies	39	46	54	63	76	88	95	111	117
Senior living communities	36	43	50	52	54	54	49	51	54
Senior living units	3,184	3,434	3,820	3,963	4,127	4,127	3,500	3,588	3,835
Total number of home health, hospice, and senior living operations	75	89	104	115	130	142	144	162	171

Recent Activities

Acquisitions. During the six months ended June 30, 2024, we expanded our operations with the addition of four home health agencies, two hospice agencies, and three senior living communities. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction.

Trends

We have experienced modest senior living occupancy improvement for the six months ended June 30, 2024, compared to the same period in 2023. Though we have seen improvements in occupancy year over year, the highly competitive environment for senior living residents and inflationary factors will continue to impact the rate at which increase our occupancy levels in our senior living communities.

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

On July 31, 2024, CMS issued the 2025 Hospice Payment Rate Update final rule (the “Hospice Payment Final Rule”). The Hospice Payment Final Rule’s payment update percentage is 2.9%, which is an estimated increase of $790 million in payments from fiscal year 2024. The payment update percentage is based on a 3.4% market basket percentage increase, which is reduced by a 0.5% productivity adjustment. Hospices that fail to meet quality reporting requirements under the Hospice Quality Reporting Program (HQRP) will receive a 4% reduction to the annual hospice payment update percentage increase for that year. Such a reduction would more than negate the payment update percentage for fiscal year 2025 contained in the Hospice Payment Final Rule for hospices that fail to submit required quality reporting data to CMS. The Hospice Payment Final Rule also adds two new process measures to HQRP, timely reassessment of pain impact, and timely reassessment of non-pain symptom impact, which are both expected to begin in fiscal year 2028. In addition, the Hospice Payment Final Rule updates the statutory aggregate cap that limits the overall payments per patient that may be made to a hospice annually. The hospice cap amount for the 2025 fiscal year is $34,465.34. The Hospice Payment Final Rule also includes clarifying revisions to the hospice conditions of participation; updates statistical area delineations; and makes changes to the Consumer Assessment of Healthcare Providers and Systems (CAHPS) Hospice Survey.

On June 26, 2024, CMS issued the 2025 Home Health Prospective Payment System Proposed Rule (the “Home Health Payment Proposed Rule”). The Home Health Payment Proposed Rule’s payment update percentage is 2.5%, which is an estimated increase of $415 million from fiscal year 2024, which is offset by an estimated -3.6% behavioral adjustment, along with a -0.6% estimated adjustment for fixed dollar losses, resulting in a an aggregate net decrease of 1.7% or $280 million compared to fiscal year 2024. The Home Health Payment Proposed Rule also recalibrates PDGM case-mix weights, updates low utilization payment adjustment (LUPA) thresholds, and establishes or updates certain LUPA add-ons.

In June 2024, CMS announced a Period of Enhanced Oversight for newly enrolled hospices in Arizona, California, Nevada, and Texas. The program includes hospices that are newly enrolled, or that undergo a change of ownership, after July 13, 2023. Such hospices are subject to enhanced oversight for up to one year and may undergo medical review by CMS contractors to deter fraud, waste and abuse of Medicare funds.

On April 22, 2024, CMS published the Ensuring Access to Medicaid Services (the “Access Rule”) which creates and, over the course of five years, implements new obligations for providers of home- and community-based services (“HCBS”), including non-skilled personal care services in the home. The Access Rule requires that, beginning in 2030, states must implement data collection and monitoring systems to ensure that, subject to exceptions, Medicaid-funded HCBS providers spend at least 80% of their Medicaid HCBS reimbursement on compensation for direct care workers, as opposed to administrative overhead or profits. The Access Rule further requires states to establish a grievance system for addressing services provided in the fee-for-service context, publish fee-for-service payment rates paid by Medicaid, publish the average hourly rate paid to HCBS care providers, and develop hardship exemptions and separate requirements for small providers. The Company anticipates potential changes to the Access Rule, or offsetting Medicaid rate increases, before its ultimate implementation in six years.

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

Segments

We have two reportable segments: (1) home health and hospice services, which includes our home health, home care and hospice businesses; and (2) senior living services, which includes the operation of assisted living, independent living and memory care communities. Our Chief Executive Officer, who is our CODM, reviews financial information at the operating segment level. We also report an “all other” category that includes general and administrative expense from our Service Center.

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

The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Home health services:
Total home health admissions	14,140	10,441	28,789	21,351
Total Medicare home health admissions	5,738	4,849	12,084	9,797
Average Medicare revenue per 60-day completed episode(a)	$3,752	$3,519	$3,624	$3,467
Hospice services:
Total hospice admissions	3,051	2,322	6,131	4,773
Average hospice daily census	3,220	2,494	3,091	2,467
Hospice Medicare revenue per day	$184	$189	$185	$186

(a)	The year-to-date average Medicare revenue per 60-day completed episode includes post period claim adjustments for prior quarters.

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

The following table summarizes our senior living statistics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Occupancy	78.8%	78.0%	78.7%	78.1%
Average monthly revenue per occupied unit	$4,790	$4,412	$4,730	$4,357

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

CMS has established a two-tiered payment system for RHC services. Hospices are reimbursed at a higher rate for RHC services provided from days of service one through 60 and a lower rate for all subsequent days of service. CMS also provides for a Service Intensity Add-On, which increases payments for certain RHC services provided by registered nurses and social workers to hospice patients during the final seven days of life.

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

Senior Living Services. As of June 30, 2024, we provided assisted living, independent living and memory care services in 54 communities. Within our senior living operations, we generate revenue primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs.

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
Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenue	100.0%	100.0%	100.0%	100.0%
Expense:
Cost of services	80.2	80.4	80.2	80.7
Rent—cost of services	6.2	7.4	6.4	7.5
General and administrative expense	7.0	6.6	7.2	6.8
Depreciation and amortization	0.9	0.9	0.9	1.0
Loss (gain) on disposition of property and equipment, net	—	—	(0.2)	—
Total expenses	94.3	95.3	94.5	96.0
Income from operations	5.7	4.7	5.5	4.0
Other expense:
Other income	—	—	—	—
Interest expense, net	(1.0)	(1.1)	(1.0)	(1.1)
Other expense, net	(1.0)	(1.1)	(1.0)	(1.1)
Income before provision for income taxes	4.7	3.7	4.5	2.9
Provision for income taxes	1.1	1.5	1.1	1.0
Net income	3.6	2.2	3.4	1.9
Less: net income attributable to noncontrolling interest	0.2	0.1	0.1	0.1
Net income attributable to Pennant	3.4%	2.1%	3.3%	1.8%

The following table presents our consolidated GAAP Financial measures for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Consolidated GAAP Financial Measures:
Total revenue	$168,745	$132,281	$325,660	$258,745
Total expenses	$159,183	$126,020	$307,574	$248,204
Income from operations	$9,562	$6,261	$18,086	$10,541

The following tables present certain financial information regarding our reportable segments for the periods presented. General and administrative expenses are not allocated to the reportable segments and are included in “All Other”:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Three Months Ended June 30, 2024
Revenue	$125,301	$43,444	$—	$168,745
Segment Adjusted EBITDAR from Operations	$21,214	$12,804	$(10,546)	$23,472
Three Months Ended June 30, 2023
Revenue	$95,020	$37,261	$—	$132,281
Segment Adjusted EBITDAR from Operations	$15,681	$11,680	$(7,885)	$19,476

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Six Months Ended June 30, 2024
Revenue	$241,791	$83,869	$—	$325,660
Segment Adjusted EBITDAR from Operations	$40,764	$24,815	$(20,707)	$44,872
Six Months Ended June 30, 2023
Revenue	$186,099	$72,646	$—	$258,745
Segment Adjusted EBITDAR from Operations	$30,093	$21,921	$(15,399)	$36,615

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations to Condensed Consolidated Income from Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Segment Adjusted EBITDAR from Operations(a)	$23,472	$19,476	$44,872	$36,615
Less: Depreciation and amortization	1,468	1,214	2,799	2,494
Rent—cost of services	10,524	9,836	20,908	19,433
Other (expense) income	(2)	35	83	65
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(b)	(55)	65	(137)	268
Share-based compensation expense(c)	1,949	1,354	3,475	2,773
Acquisition related costs and credit allowances(d)	365	72	502	104
Costs associated with transitioning operations(e)	33	538	(595)	585
Unusual, non-recurring or redundant charges(f)	32	226	307	624
Add: Net income attributable to noncontrolling interest	404	125	556	272
Condensed Consolidated Income from Operations	$9,562	$6,261	$18,086	$10,541

(a)	Segment Adjusted EBITDAR from Operations is net income (loss) attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs and credit allowances, (4) the costs associated with transitioning operations, (5) unusual, non-recurring or redundant charges, and (6) net income attributable to noncontrolling interest. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other,” accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(b)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(c)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(d)	Non-capitalizable costs associated with acquisitions, credit allowances, and write offs for amounts in dispute with the prior owners of certain acquired operations.
(e)	During the three months ended March 31, 2023, an affiliate of the Company placed its memory care units into transition and began seeking to sublease the units to an unrelated third party. The amount above represents the net operating impact attributable to the units in transition. The amounts reported exclude rent and depreciation and amortization expense related to such operations and include legal settlement costs associated with one of the entities transitioned to Ensign.
(f)	Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses.
Performance and Valuation Measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Consolidated Non-GAAP Financial Measures:
Performance Metrics
Consolidated EBITDA	$10,624	$7,385	$20,412	$12,828
Consolidated Adjusted EBITDA	$13,150	$10,068	$24,374	$17,984
Valuation Metric
Consolidated Adjusted EBITDAR	$23,472		$44,872

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Segment Non-GAAP Measures:(a)
Segment Adjusted EBITDA from Operations
Home health and hospice services	$19,607	$14,390	$37,493	$27,572
Senior living services	$4,089	$3,563	$7,588	$5,811

(a)	General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss.

The tables below reconcile Consolidated Net Income to the consolidated Non-GAAP financial measures, Consolidated EBITDA and Consolidated Adjusted EBITDA, and to the Non-GAAP valuation measure, Consolidated Adjusted EBITDAR, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Consolidated net income	$6,094	$2,922	$11,152	$4,919
Less: Net income attributable to noncontrolling interest	404	125	556	272
Add: Provision for income taxes	1,844	1,921	3,603	2,828
Interest expense, net	1,622	1,453	3,414	2,859
Depreciation and amortization	1,468	1,214	2,799	2,494
Consolidated EBITDA	10,624	7,385	20,412	12,828
Adjustments to Consolidated EBITDA
Add: Costs at start-up operations(a)	(55)	65	(137)	268
Share-based compensation expense(b)	1,949	1,354	3,475	2,773
Acquisition related costs and credit allowances(c)	365	72	502	104
Costs associated with transitioning operations(d)	33	538	(595)	585
Unusual, non-recurring or redundant charges(e)	32	226	307	624
Rent related to items (a) and (d) above	202	428	410	802
Consolidated Adjusted EBITDA	13,150	10,068	24,374	17,984
Rent—cost of services	10,524	9,836	20,908	19,433
Rent related to items (a) and (d) above	(202)	(428)	(410)	(802)
Adjusted rent—cost of services	10,322	9,408	20,498	18,631
Consolidated Adjusted EBITDAR	$23,472		$44,872

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(c)	Non-capitalizable costs associated with acquisitions, credit allowances, and write offs for amounts in dispute with the prior owners of certain acquired operations.
(d)	During the three months ended March 31, 2023, an affiliate of the Company placed its memory care units into transition and began seeking to sublease the units to an unrelated third party. The amount above represents the net operating impact attributable to the units in transition. The amounts reported exclude rent and depreciation and amortization expense related to such operations and include legal settlement costs associated with one of the entities transitioned to Ensign.
(e)	Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses.

The tables below reconciles Segment Adjusted EBITDAR from Operations to Segment Adjusted EBITDA from Operations for the periods presented:

	Three Months Ended June 30,
	Home Health and Hospice		Senior Living
	2024	2023	2024	2023
	(In thousands)
Segment Adjusted EBITDAR from Operations	$21,214	$15,681	$12,804	$11,680
Less: Rent—cost of services	1,664	1,374	8,860	8,462
Rent related to start-up and transitioning operations	(57)	(83)	(145)	(345)
Segment Adjusted EBITDA from Operations	$19,607	$14,390	$4,089	$3,563

	Six Months Ended June 30,
	Home Health and Hospice		Senior Living
	2024	2023	2024	2023
	(In thousands)
Segment Adjusted EBITDAR from Operations	$40,764	$30,093	$24,815	$21,921
Less: Rent—cost of services	3,393	2,697	17,515	16,736
Rent related to start-up and transitioning operations	(122)	(176)	(288)	(626)
Segment Adjusted EBITDA from Operations	$37,493	$27,572	$7,588	$5,811

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

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Revenue

	Three Months Ended June 30,
	2024		2023
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$61,637	36.5%	$42,411	32.1%
Hospice	59,347	35.2	46,562	35.2
Home care and other(a)	4,317	2.6	6,047	4.6
Total home health and hospice services	125,301	74.3	95,020	71.9
Senior living services	43,444	25.7	37,261	28.1
Total revenue	$168,745	100.0%	$132,281	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $36.5 million, or 27.6% during the three months ended June 30, 2024. We experienced growth of $30.3 million from increased operational performance in our Home Health and Hospice segment from increased admissions and rates when compared to the three months ended June 30, 2023. The growth in our Senior Living segment resulted in an increase in revenue of $6.2 million driven primarily by the combination of increased occupancy and improved average rate per occupied room.
Home Health and Hospice Services

	Three Months Ended June 30,
	2024	2023	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$61,637	$42,411	$19,226	45.3%
Hospice services	59,347	46,562	12,785	27.5
Home care and other	4,317	6,047	(1,730)	(28.6)
Total home health and hospice revenue	$125,301	$95,020	$30,281	31.9%

	Three Months Ended June 30,
	2024	2023	Change	% Change
Home health services:
Total home health admissions	14,140	10,441	3,699	35.4%
Total Medicare home health admissions	5,738	4,849	889	18.3
Average Medicare revenue per 60-day completed episode	$3,752	$3,519	$233	6.6
Hospice services:
Total hospice admissions	3,051	2,322	729	31.4
Average daily hospice census	3,220	2,494	726	29.1
Hospice Medicare revenue per day	$184	$189	$(5)	(2.6)
Number of home health and hospice agencies at period end	117	101	16	15.8

Home health and hospice revenue increased $30.3 million, or 31.9%, for the three months ended June 30, 2024 compared to the prior year quarter. Revenue grew due to an increase in certain key performance indicators including, an increase of 35.4% in total home health admissions, an increase in total hospice admissions of 31.4%, and an increase in average daily hospice census of 29.1% during the three months ended June 30, 2024 compared to the prior year quarter. Growth was also driven by the addition of sixteen home health and hospice operations between June 30, 2023 and June 30, 2024, resulting in an increase of $16.2 million, or 17.0%.

Senior Living Services

	Three Months Ended June 30,
	2024	2023	Change	% Change

Revenue (in thousands)	$43,444	$37,261	$6,183	16.6%
Number of communities at period end	54	51	3	5.9
Occupancy	78.8%	78.0%	0.8%
Average monthly revenue per occupied unit	$4,790	$4,412	$378	8.6

Senior living revenue increased $6.2 million, or 16.6%, for the three months ended June 30, 2024 compared to the prior year quarter. Revenue grew primarily due to a 8.6% increase in average monthly revenue per occupied unit and an increase of 80 basis points in occupancy between June 30, 2023 and June 30, 2024. Growth was also driven by the addition of three senior living communities between June 30, 2023 and June 30, 2024, resulting in an increase of $3.3 million, or 8.8%, overall.

Cost of Services

The following table sets forth total cost of services by each of our reportable segments for the periods indicated:

	Three Months Ended June 30,
	2024	2023	Change	% Change
	(In thousands)
Home Health and Hospice	$104,546	$80,076	$24,470	30.6%
Senior Living	30,767	26,100	4,667	17.9
Total cost of services	$135,313	$106,176	$29,137	27.4%

Total consolidated cost of services increased $29.1 million, or 27.4%, for the three months ended June 30, 2024 when compared to the three months ended June 30, 2023. Cost of services as a percentage of revenue decreased by 20 basis points from 80.4% to 80.2% for the three months ended June 30, 2024 when compared to the three months ended June 30, 2023.

Home Health and Hospice Services

	Three Months Ended June 30,
	2024	2023	Change	% Change
	(In thousands)
Cost of service	$104,546	$80,076	$24,470	30.6%
Cost of services as a percentage of revenue	83.4%	84.3%	(0.9)%

Cost of services related to our Home Health and Hospice Services segment increased $24.5 million, or 30.6%, primarily due to increased volume of services provided. Cost of services as a percentage of revenue for the three months ended June 30, 2024 decreased 90 basis points when compared to the three months ended June 30, 2023.

Senior Living Services

	Three Months Ended June 30,
	2024	2023	Change	% Change
	(In thousands)
Cost of service	$30,767	$26,100	$4,667	17.9%
Cost of services as a percentage of revenue	70.8%	70.0%	0.8%

Cost of services related to our Senior Living Services segment increased $4.7 million, or 17.9%, primarily due to increased wages and benefits. As a percentage of revenue, costs of service increased by 80 basis points for the three months ended June 30, 2024 when compared to the three months ended June 30, 2023.

Rent—Cost of Services. Rent expense increased 7.0% from $9.8 million to $10.5 million in the three months ended June 30, 2024 when compared to the three months ended June 30, 2023, primarily as a result of the new leases on the acquired home health and hospice operations and senior living community. Rent as a percentage of total revenue decreased 120 basis points from 7.4% for the the three months ended June 30, 2023, compared to 6.2% for the three months ended June 30, 2024.

General and Administrative Expense. Our general and administrative expense increased $3.1 million, or 35.1%, from $8.8 million to $11.9 million for the three months ended June 30, 2024 when compared to the three months ended June 30, 2023. General and administrative expense as a percentage of revenue increased 40 basis points from 6.6% to 7.0% during the period. The primary driver of the increase in general and administrative expense was due to an increase of $2.7 million in payroll and related benefits, for the three months ended June 30, 2024 when compared to the three months ended June 30, 2023.

Depreciation and Amortization. Depreciation and amortization expense remained consistent with the comparable period.

Provision for Income Taxes. We recorded income tax expense of $1.8 million and $1.9 million or 23.2% and 39.7% of earnings before income taxes for the three months ended June 30, 2024 and 2023, respectively. The decrease in the effective tax rate is primarily due to the non-deductibility of equity compensation of certain executives in the prior year.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Revenue

	Six Months Ended June 30,
	2024		2023
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$118,849	36.5%	$84,191	32.5%
Hospice	113,954	35.0	89,851	34.7
Home care and other(a)	8,988	2.7	12,057	4.7
Total home health and hospice services	241,791	74.2	186,099	71.9
Senior living services	83,869	25.8	72,646	28.1
Total revenue	$325,660	100.0%	$258,745	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $66.9 million, or 25.9%, during the six months ended June 30, 2024. The increase in revenue was driven by increases in key metrics for home health and hospice and senior living, including hospice admissions, hospice revenue per day, hospice average daily census, senior living occupancy, and senior living revenue per occupied room.

Home Health and Hospice Services

	Six Months Ended June 30,
	2024	2023	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$118,849	$84,191	$34,658	41.2%
Hospice services	113,954	89,851	24,103	26.8
Home care and other	8,988	12,057	(3,069)	(25.5)
Total home health and hospice revenue	$241,791	$186,099	$55,692	29.9%

	Six Months Ended June 30,
	2024	2023	Change	% Change
Home health services:
Total home health admissions	28,789	21,351	7,438	34.8%
Total Medicare home health admissions	12,084	9,797	2,287	23.3
Average Medicare revenue per 60-day completed episode(a)	$3,624	$3,467	$157	4.5
Hospice services:
Total hospice admissions	6,131	4,773	1,358	28.5
Average daily census	3,091	2,467	624	25.3
Hospice Medicare revenue per day	$185	$186	$(1)	(0.5)
Number of home health and hospice agencies at period end	117	101	16	15.8

(a)	The year-to-date average for Medicare revenue per 60-day completed episode includes post period claim adjustments for prior periods.

Home health and hospice revenue increased $55.7 million, or 29.9% during the six months ended June 30, 2024 compared to the same period in the prior year primarily due to an increase in hospice average daily census of 25.3%, an increase of 34.8% in home health admissions, inclusive of an increase in total Medicare home health admissions of 23.3%, and an increase of 28.5% in hospice admissions. The addition of sixteen home health and hospice operations between June 30, 2023 and June 30, 2024, added revenue of $29.0 million, or 15.6%.

Senior Living Services

	Six Months Ended June 30,
	2024	2023	Change	% Change

Revenue (in thousands)	$83,869	$72,646	$11,223	15.4%
Number of communities at period end	54	51	3	5.9
Occupancy	78.7%	78.1%	0.6%
Average monthly revenue per occupied unit	$4,730	$4,357	$373	8.6

Senior living revenue increased $11.2 million, or 15.4%, for the six months ended June 30, 2024 compared to the same period in the prior year primarily due to an increase of 8.6% in average monthly revenue per occupied unit and an increase of 60 basis points in the occupancy rate between June 30, 2023 and June 30, 2024. The acquisition of three senior living communities between June 30, 2023 and June 30, 2024, added $4.7 million, or 6.5%, in revenue.

Cost of Services

	Six Months Ended June 30,
	2024	2023	Change	% Change
	(In thousands)
Home Health and Hospice	$201,866	$157,484	$44,382	28.2%
Senior Living	59,442	51,294	8,148	15.9
Total cost of services	$261,308	$208,778	$52,530	25.2%

Consolidated cost of services increased $52.5 million, or 25.2%, during the six months ended June 30, 2024 compared to the same period in the prior year. Cost of services as a percentage of revenue for the six months ended June 30, 2024 decreased by 50 basis points to 80.2% from 80.7% compared to the six months ended June 30, 2023.

Home Health and Hospice Services

	Six Months Ended June 30,
	2024	2023	Change	% Change
Cost of service (in thousands)	$201,866	$157,484	$44,382	28.2%
Cost of services as a percentage of revenue	83.5%	84.6%	(1.1)%

Cost of services related to our Home Health and Hospice services segment increased $44.4 million, or 28.2%, compared to the same period in the prior year primarily due to the increased volume of services from the growth in admissions and average daily census. Cost of services as a percentage of revenue for the six months ended June 30, 2024 decreased by 110 basis points compared to the six months ended June 30, 2023 primarily due to decreased wages and benefits as a percent of revenue.

Senior Living Services

	Six Months Ended June 30,
	2024	2023	Change	% Change
Cost of service (in thousands)	$59,442	$51,294	$8,148	15.9%
Cost of services as a percentage of revenue	70.9%	70.6%	0.3%

Cost of services related to our Senior Living services segment increased $8.1 million, or 15.9%, during the six months ended June 30, 2024 compared to the same period in the prior year primarily due to higher occupancy and wage rate increases. As a percentage of revenue, costs of service increased by 30 basis points during the six months ended June 30, 2024 when compared to the six months ended June 30, 2023.

Rent—Cost of Services. Rent increased 7.6% from $19.4 million to $20.9 million during the six months ended June 30, 2024 compared to the same period in the prior year, primarily as a result of the new leases on the acquired home health and hospice operations and senior living community. As a percentage of revenue, rent—cost of services decreased 110 basis points when compared to the six months ended June 30, 2023 due to improved senior living performance.

General and Administrative Expense. Our general and administrative expense increased $5.8 million, or 33.3%, from $17.5 million to $23.3 million for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023. The increase in general and administrative expense was due to an increase of $2.2 million in payroll and related benefits, for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023.

Depreciation and Amortization. Depreciation and amortization expense remained consistent with the comparable period.

Gain on disposition of property and equipment, net. We recorded a gain of $0.8 million for insurance proceeds received in excess of the carrying values of related assets during the six months ended June 30, 2024. No gain on disposition of property and equipment was recorded during the six months ended June 30, 2023.

Provision for Income Taxes. We recorded income tax expense of $3.6 million and $2.8 million, or 24.4% and 36.5% of earnings before income taxes, for the six months ended June 30, 2024 and 2023, respectively. The decrease in the effective tax rate is primarily due to the non-deductibility of equity compensation of certain executives in the prior year.

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

The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of June 30, 2024, the Company was compliant with all such financial covenants.

As of June 30, 2024, we had $3.0 million of cash and $62.8 million of available borrowing capacity on our Revolving Credit Facility. As described in Note 11, Debt, to the Interim Financial Statements in Part I of this Quarterly Report, on July 31, 2024, Pennant entered into an amendment to the Credit Agreement which provides for a revolving credit facility with a borrowing capacity of $250,000.

We believe that our existing cash, cash generated through operations, and access to available borrowing capacity under our Amended Credit Agreement, will be sufficient to provide adequate liquidity for the next twelve months for our operating activities and for opportunities of acquisition growth.

The following table presents selected data from our Condensed Consolidated Statement of Cash Flows for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$11,036	$15,533
Net cash used in investing activities	(33,280)	(11,226)
Net cash provided by (used in) financing activities	19,228	(3,548)
Net (decrease) increase in cash	(3,016)	759
Cash at beginning of period	6,059	2,079
Cash at end of period	$3,043	$2,838

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Our net cash flow from operating activities for the six months ended June 30, 2024 decreased by $4.5 million when compared to the six months ended June 30, 2023. The primary driver of this difference was a decrease in cash flows from the change in operating assets and liabilities of $8.0 million, net, and a decrease of $2.7 million in non-cash expenses, partially offset by an increase in net income of $6.2 million.

Our net cash used in investing activities for the six months ended June 30, 2024 increased by $22.1 million compared to the six months ended June 30, 2023, primarily driven by an increase in business and asset acquisitions.

Our net cash used in financing activities increased by approximately $22.8 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to a net increase in the balance on our line of credit during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We are exposed to risks associated with market changes in interest rates. On June 12, 2023, Pennant entered into a second amendment to the Credit Agreement that modified the reference rate from LIBOR to SOFR. A 1.0% interest rate change would cause interest expense to change by approximately $0.8 million annually based upon our outstanding long-term debt as of June 30, 2024. We manage our exposure to this market risk by monitoring available financing alternatives.

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

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in the 2023 Annual Report risk factors that materially affect our business, financial condition or results of operations, and disclosed more recent events relevant to our business under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. You should carefully consider the risk factors set forth in the 2023 Annual Report and the other information set forth elsewhere in this Quarterly Report. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 1B. Other Information

Rule 10b5-1 Plan Election

Brent J. Guerisoli, Chief Executive Officer, entered into a Rule 10b5-1 trading arrangement on May 28, 2024 (the "Rule 10b5-1 Plan"). Mr. Guerisoli’s 10b5-1 Plan provides for the potential sale of up to 2,500 shares of the Company's common stock between August 27, 2024 and May 23, 2025. Additionally, Mr. Guerisoli entered into another Rule 10b5-1 trading arrangement on May 31, 2024 (the "Rule 10b5-1 Plan"). Mr. Guerisoli’s 10b5-1 Plan provides for the potential sale of up to 24,000 shares of the Company's common stock between July 25, 2025 and July 25, 2027.

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

The Pennant Group, Inc.

Dated: August 6, 2024	BY:	/s/ LYNETTE B. WALBOM
Lynette B. Walbom
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)