Form 10-Q
period 2024-09-30
Pennant Group, Inc.
filed 2024-11-06
CIK 1766400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2024.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 5, 2024, 34,348,369 shares of the registrant’s common stock were outstanding.

THE PENNANT GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash	$4,464	$6,059
Accounts receivable—less allowance for doubtful accounts of $313 and $259, respectively	84,025	61,116
Prepaid expenses and other current assets	13,307	12,902
Total current assets	101,796	80,077
Property and equipment, net	41,865	28,598
Right-of-use assets	265,441	262,923
Deferred tax assets, net	245	—
Restricted and other assets	12,173	9,337
Goodwill	129,337	91,014
Other indefinite-lived intangibles	95,902	67,742
Total assets	$646,759	$539,691
Liabilities and equity
Current liabilities:
Accounts payable	$15,888	$10,841
Accrued wages and related liabilities	36,565	28,256
Operating lease liabilities—current	19,113	17,122
Other accrued liabilities	19,029	15,330
Total current liabilities	90,595	71,549
Long-term operating lease liabilities—less current portion	248,907	248,596
Deferred tax liabilities, net	818	1,855
Other long-term liabilities	10,277	8,262
Long-term debt, net	108,875	63,914
Total liabilities	459,472	394,176
Commitments and contingencies
Equity:
Common stock, $0.001 par value; 100,000 shares authorized; 30,565 and 30,308 shares issued and outstanding, respectively, at September 30, 2024; and 30,297 and 29,948 shares issued and outstanding, respectively, at December 31, 2023	31	29
Additional paid-in capital	117,947	105,712
Retained earnings	51,464	34,663
Treasury stock, at cost, 3 shares at September 30, 2024 and December 31, 2023	(65)	(65)
Total The Pennant Group, Inc. stockholders’ equity	169,377	140,339
Noncontrolling interest	17,910	5,176
Total equity	187,287	145,515
Total liabilities and equity	$646,759	$539,691
See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except for per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$180,688	$140,192	$506,348	$398,937

Expense
Cost of services	144,468	112,384	405,776	321,162
Rent—cost of services	10,906	10,006	31,814	29,439
General and administrative expense	13,023	9,417	36,337	26,913
Depreciation and amortization	1,493	1,323	4,292	3,817
Loss (gain) on disposition of property and equipment, net	4	1	(751)	4
Total expenses	169,894	133,131	477,468	381,335
Income from operations	10,794	7,061	28,880	17,602
Other (expense) income, net:
Other income (expense)	109	(37)	192	28
Interest expense, net	(2,892)	(1,496)	(6,306)	(4,355)
Other expense, net	(2,783)	(1,533)	(6,114)	(4,327)
Income before provision for income taxes	8,011	5,528	22,766	13,275
Provision for income taxes	1,354	1,066	4,957	3,894
Net income	6,657	4,462	17,809	9,381
Less: Net income attributable to noncontrolling interest	452	79	1,008	351
Net income attributable to The Pennant Group, Inc.	$6,205	$4,383	$16,801	$9,030
Earnings per share:
Basic	$0.20	$0.15	$0.56	$0.30
Diluted	$0.20	$0.15	$0.54	$0.30
Weighted average common shares outstanding:
Basic	30,281	29,912	30,157	29,825
Diluted	31,363	30,206	30,869	30,178

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2023	30,297	$29	$105,712	$34,663	3	$(65)	$5,176	$145,515
Net income attributable to The Pennant Group, Inc.	—	—	—	4,906	—	—	—	4,906
Noncontrolling interests assumed related to acquisitions	—	—	—	—	—	—	11,726	11,726
Net income attributable to noncontrolling interests	—	—	—	—	—	—	152	152
Share-based compensation	—	—	1,440	—	—	—	—	1,440
Issuance of common stock from the exercise of stock options	72	1	492	—	—	—	—	493
Net issuance of restricted stock	2	—	—	—	—	—	—	—
Balance at March 31, 2024	30,371	$30	$107,644	$39,569	3	$(65)	$17,054	$164,232
Net income attributable to The Pennant Group, Inc.	—	—	—	5,690	—	—	—	5,690
Net income attributable to noncontrolling interests	—	—	—	—	—	—	404	404
Stock-based compensation	—	—	1,851	—	—	—	—	1,851
Issuance of common stock from the exercise of stock options	100	—	816	—	—	—	—	816
Net issuance of restricted stock	22	—	—	—	—	—	—	—
Balance at June 30, 2024	30,493	$30	$110,311	$45,259	3	$(65)	$17,458	$172,993
Net income attributable to The Pennant Group, Inc.	—	—	—	6,205	—	—	—	6,205
Equity adjustments related to acquisitions	—	—	4,794	—	—	—	—	4,794
Net income attributable to noncontrolling interests	—	—	—	—	—	—	452	452
Stock-based compensation	—	—	2,133	—	—	—	—	2,133
Issuance of common stock from the exercise of stock options	49	1	709	—	—	—	—	710
Net issuance of restricted stock	23	—	—	—	—	—	—	—
Balance at September 30, 2024	30,565	$31	$117,947	$51,464	3	$(65)	$17,910	$187,287

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2022	30,149	$29	$99,764	$21,284	3	$(65)	$4,645	$125,657
Net income attributable to The Pennant Group, Inc.	—	—	—	1,850	—	—	—	1,850
Net income attributable to noncontrolling interests	—	—	—	—	—	—	147	147
Share-based compensation	—	—	1,367	—	—	—	—	1,367
Issuance of common stock from the exercise of stock options	26	—	203	—	—	—	—	203
Net issuance of restricted stock	28	—	—	—	—	—	—	—
Balance at March 31, 2023	30,203	$29	$101,334	$23,134	3	$(65)	$4,792	$129,224
Net loss attributable to The Pennant Group, Inc.	—	—	—	2,797	—	—	—	2,797
Net income attributable to noncontrolling interests	—	—	—	—	—	—	125	125
Share-based compensation	—	—	1,303	—	—	—	—	1,303
Issuance of common stock from the exercise of stock options	38	—	249	—	—	—	—	249
Net issuance of restricted stock	10	—	—	—	—	—	—	—
Balance at June 30, 2023	30,251	$29	$102,886	$25,931	3	$(65)	$4,917	$133,698
Net income attributable to The Pennant Group, Inc.	—	—	—	4,383	—	—	—	4,383
Net income attributable to noncontrolling interests	—	—	—	—	—	—	79	79
Share-based compensation	—	—	1,341	—	—	—	—	1,341
Issuance of common stock from the exercise of stock options	4	—	18	—	—	—	—	18
Net issuance of restricted stock	11	—	—	—	—	—	—	—
Balance at September 30, 2023	30,266	$29	$104,245	$30,314	3	$(65)	$4,996	$139,519

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$17,809	$9,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,292	3,817
Amortization of deferred financing fees, including write-offs from amendment	876	391
(Gain) loss on disposition of property and equipment, net	(751)	4
Provision for doubtful accounts	622	620
Share-based compensation	5,424	4,011
Deferred income taxes	(1,283)	3,066
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(23,532)	(5,560)
Prepaid expenses and other assets	(1,396)	11,387
Operating lease obligations	(201)	121
Accounts payable	5,199	(866)
Accrued wages and related liabilities	7,962	1,376
Other accrued liabilities	2,828	(398)
Other long-term liabilities	880	560
Net cash provided by operating activities	18,729	27,910
Cash flows from investing activities:
Purchase of property and equipment	(5,670)	(5,746)
Cash payments for business acquisitions	(48,416)	(11,662)
Cash payments for asset acquisitions	(11,380)	(210)
Escrow deposits	(1,755)	—
Other	934	42
Net cash used in investing activities	(66,287)	(17,576)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	309,500	131,500
Payments on Revolving Credit Facility	(261,500)	(141,000)
Finance lease obligations	(141)	—
Payments for deferred financing costs	(3,915)	—
Issuance of common stock upon the exercise of options	2,019	470
Net cash provided by (used in) financing activities	45,963	(9,030)
Net (decrease) increase in cash	(1,595)	1,304
Cash beginning of period	6,059	2,079
Cash end of period	$4,464	$3,383

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,944	$3,997
Income taxes	$5,633	$176
Lease liabilities	$29,232	$27,231
Right-of-use assets obtained in exchange for new operating lease obligations	$16,191	$9,357
Non-cash adjustment to right-of-use assets and lease liabilities from lease modifications	$—	$5,195
Non-cash investing activity:
Capital expenditures in accounts payable	$1,630	$680

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and operational senior living units)

1. DESCRIPTION OF BUSINESS
The Pennant Group, Inc. (herein referred to as “Pennant,” the “Company,” “it,” or “its”), is a holding company with no direct operating assets, employees or revenue. The Company, through its independent operating subsidiaries, provides healthcare services across the post-acute care continuum. As of September 30, 2024, the Company’s subsidiaries operated 122 home health, hospice and home care agencies and 54 senior living communities located in Arizona, California, Colorado, Idaho, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

These funds are recognized as a reduction of cost of services expenses when related expenses are incurred. As of September 30, 2024 and December 31, 2023, the Company had $1,147 and $780 in unapplied state relief funds, respectively. The unapplied state relief funds received are recorded in other accrued liabilities. The Company recognized state relief funding totaling $796 and $2,373 for the three and nine months ended September 30, 2024, and $923 and $3,005 for the three and nine months ended September 30, 2023, respectively, which the Company recognized as a reduction of cost of services expense.

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

The Company incurred costs of $297 and $879 for the three and nine months ended September 30, 2024, and $254 and $719 for the three and nine months ended September 30, 2023, respectively, that related primarily to shared services at proximate operations.

Expenses related to room and board charges at Ensign skilled nursing facilities for hospice patients were $1,180 and $4,250 for the three and nine months ended September 30, 2024, and $1,217 and $3,171 for the three and nine months ended September 30, 2023, respectively, and are included in cost of services.

The Company’s independent operating subsidiaries leased 29 communities from subsidiaries of Ensign under a master lease arrangement as of both September 30, 2024 and September 30, 2023. See further discussion below at Note 13, Leases.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to The Pennant Group, Inc.	$6,205	$4,383	$16,801	$9,030

Denominator:
Weighted average shares outstanding for basic net income per share	30,281	29,912	30,157	29,825
Plus: assumed incremental shares from exercise of options and assumed conversion or vesting of restricted stock(a)	1,082	294	712	353
Adjusted weighted average common shares outstanding for diluted income per share	31,363	30,206	30,869	30,178

Earnings Per Share:
Basic net income per common share	$0.20	$0.15	$0.56	$0.30
Diluted net income per common share	$0.20	$0.15	$0.54	$0.30

(a)
The diluted per share amounts do not reflect common share equivalents outstanding of 742 and 1,206 for the three and nine months ended September 30, 2024, and 2,718 and 2,278 for the three and nine months ended September 30, 2023, respectively, because of their anti-dilutive effect.

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

Revenue By Payor

Revenue by payor for the three months ended September 30, 2024 and 2023, is summarized in the following tables:

	Three Months Ended September 30, 2024
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$32,403	$54,516	$—	$86,919	48.1%
Medicaid	2,847	6,303	13,565	22,715	12.6
Subtotal	35,250	60,819	13,565	109,634	60.7
Managed care	23,147	1,505	—	24,652	13.6
Private and other(a)	14,518	433	31,451	46,402	25.7
Total revenue	$72,915	$62,757	$45,016	$180,688	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations and management services agreement.

	Three Months Ended September 30, 2023
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$24,076	$43,849	$—	$67,925	48.5%
Medicaid	2,521	5,190	12,182	19,893	14.2
Subtotal	26,597	49,039	12,182	87,818	62.7
Managed care	17,927	1,231	—	19,158	13.6
Private and other(a)	6,579	101	26,536	33,216	23.7
Total revenue	$51,103	$50,371	$38,718	$140,192	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue by payor for the nine months ended September 30, 2024 and 2023, is summarized in the following tables:

	Nine Months Ended September 30, 2024
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$92,600	$153,146	$—	$245,746	48.5%
Medicaid	8,935	18,925	38,526	66,386	13.1
Subtotal	101,535	172,071	38,526	312,132	61.6
Managed care	62,529	3,555	—	66,084	13.1
Private and other(a)	36,688	1,085	90,359	128,132	25.3
Total revenue	$200,752	$176,711	$128,885	$506,348	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations and management services agreement.

	Nine Months Ended September 30, 2023
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$71,372	$121,523	$—	$192,895	48.3%
Medicaid	7,178	14,470	34,807	56,455	14.2
Subtotal	78,550	135,993	34,807	249,350	62.5
Managed care	49,696	3,842	—	53,538	13.4
Private and other(a)	19,105	387	76,557	96,049	24.1
Total revenue	$147,351	$140,222	$111,364	$398,937	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations.

Balance Sheet Impact

Included in the Company’s Condensed Consolidated Balance Sheets are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided.

Accounts receivable, net as of September 30, 2024 and December 31, 2023 is summarized in the following table:

	September 30, 2024	December 31, 2023
Medicare	$45,685	$35,665
Medicaid	14,289	11,578
Managed care	15,391	11,752
Private and other	8,973	2,380
Accounts receivable, gross	84,338	61,375
Less: allowance for doubtful accounts	(313)	(259)
Accounts receivable, net	$84,025	$61,116

Concentrations - Credit Risk

The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s gross receivables from the Medicare and Medicaid programs accounted for approximately 71.1% and 77.0% of its total gross accounts receivable as of September 30, 2024 and December 31, 2023, respectively. Combined revenue from reimbursement under the Medicare and Medicaid programs accounted for 60.7% and 61.6% of the Company’s revenue for the three and nine months ended September 30, 2024, and 62.7% and 62.5% of the Company’s revenue for the three and nine months ended September 30, 2023 respectively.

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

As of September 30, 2024, the Company provided services through 122 affiliated home health, hospice and home care agencies, and 54 affiliated senior living operations. The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. The Company’s Service Center provides various services to all lines of business. The Company does not review assets by segment and therefore assets by segment are not disclosed below.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present certain financial information regarding the Company’s reportable segments, general and administrative expenses are not allocated to the reportable segments and are included in “All Other” for the three and nine months ended September 30, 2024 and 2023:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Three Months Ended September 30, 2024
Revenue	$135,672	$45,016	$—	$180,688
Segment Adjusted EBITDAR from Operations	$23,724	$13,411	$(11,133)	$26,002
Three Months Ended September 30, 2023
Revenue	$101,474	$38,718	$—	$140,192
Segment Adjusted EBITDAR from Operations	$17,271	$11,473	$(8,097)	$20,647

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Nine Months Ended September 30, 2024
Revenue	$377,463	$128,885	$—	$506,348
Segment Adjusted EBITDAR from Operations	$64,488	$38,226	$(31,840)	$70,874
Nine Months Ended September 30, 2023
Revenue	$287,573	$111,364	$—	$398,937
Segment Adjusted EBITDAR from Operations	$47,364	$33,394	$(23,496)	$57,262

The following table provides a reconciliation of Segment Adjusted EBITDAR from Operations to Condensed Consolidated Income from Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment Adjusted EBITDAR from Operations	$26,002	$20,647	$70,874	$57,262
Less: Depreciation and amortization	1,493	1,323	4,292	3,817
Rent—cost of services	10,906	10,006	31,814	29,439
Other income (expense)	109	(37)	192	28
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(a)	65	(108)	(72)	160
Share-based compensation expense and related taxes(b)	2,342	1,391	5,817	4,164
Acquisition related costs and credit allowances(c)	494	71	996	175
Costs associated with transitioning operations(d)	12	10	(583)	595
Unusual, non-recurring or redundant charges(e)	239	1,009	546	1,633
Add: Net income attributable to noncontrolling interest	452	79	1,008	351
Condensed Consolidated Income from Operations	$10,794	$7,061	$28,880	$17,602

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(c)	Non-capitalizable costs associated with acquisitions, credit allowances, and write offs for amounts in dispute with the prior owners of certain acquired operations.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(d)	During the nine months ended September 30, 2023, an affiliate of the Company placed its memory care units into transition and began seeking to sublease the units to an unrelated third party. The amount above represents the net operating impact attributable to the units in transition. The amounts reported exclude rent and depreciation and amortization expense related to such operations and include legal settlement costs associated with an entity transitioned to Ensign.
(e)	Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses.

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

2024 Acquisitions

During the nine months ended September 30, 2024, the Company expanded its operations with the addition of eight home health agencies, three hospice agencies, and three senior living communities. The Company also acquired the real estate of two of the three acquired senior living communities. The aggregate purchase price of the real estate of the two senior living communities acquired was $10,380, which consisted primarily of land and buildings and were accounted for as asset acquisitions. In connection with the third senior living community acquired, the Company entered into a new long-term “triple-net” lease. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction. These new communities included 261 operational senior living units to be operated by the Company's independent operating subsidiaries.

On January 1, 2024, the Company announced it closed on a joint venture for a home health agency with John Muir Health (“Muir”), a leading nonprofit integrated health system serving communities throughout the east bay region of San Francisco, California. The transaction combines certain assets and the operations of Muir’s home health business and the assets and operations of a local Pennant-affiliated home health agency. The joint venture is majority-owned and managed by an independent operating subsidiary of the Company and provides home health services to patients throughout the San Francisco east bay region. The Company contributed certain assets of a local Pennant-affiliated home health agency to the venture and paid Muir $11,680 for a 60% controlling ownership interest in the joint venture.

The fair value of assets for the joint venture acquired was mostly concentrated in goodwill and intangible assets and as such, this transaction was classified as a business combination in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The fair value of assets acquired for the business combination was $28,200, which preliminarily consisted of goodwill of $15,500, indefinite-lived intangible assets of $8,600 related to a Medicare and Medicaid license, and tradenames of $4,100. Through its contributions of assets to the joint venture, Muir retained a non-controlling ownership interest which resulted in the Company recording a 40% noncontrolling interest with a fair value of $11,726 and an adjustment to additional paid in capital of $4,794. The Company anticipates that the total goodwill recognized will be fully deductible for tax purposes.

On May 16, 2024, the Company acquired one home health agency and one hospice agency. The transaction was classified as business combination in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The aggregate purchase price for the business combinations was $5,000, which preliminarily consisted of goodwill of $2,240 and indefinite-lived intangible assets of $2,760 related to Medicare and Medicaid licenses. The Company anticipates that the total goodwill recognized will be fully deductible for tax purposes.

On August 1, 2024, the Company completed the first part of its planned acquisition of certain Signature Group, LLC operations. Through the completed acquisition, the Company acquired four home health agencies and one hospice agency. The transaction was classified as business combination in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The aggregate purchase price for the business combinations was $32,000, including acquired liabilities, which preliminarily consisted of goodwill of $20,232, indefinite-lived intangible assets of $9,000 related to Medicare and Medicaid licenses, tradenames of $2,700, and equipment and other assets of $68. The Company anticipates that the total goodwill recognized will

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

be fully deductible for tax purposes. The Company anticipates completing an additional acquisition transaction with Signature Group, LLC subsequent to the end of its current fiscal year.

One hospice and two home health agencies acquired were Medicare licenses and are considered asset acquisitions. One acquisition of a provider service was completed. The fair value of the assets acquired in these transactions preliminarily consisted of goodwill of $350, and indefinite-lived intangibles of $1,000.

There were no material acquisition costs that were expensed related to the business combinations during the nine months ended September 30, 2024.

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

The fair value of assets for two home health agencies, two home care agencies, and three hospice agencies acquired were mostly concentrated in goodwill and intangible assets and as such, these transactions were classified as business combinations in accordance with ASC 805. The purchase price for the business combinations was $11,662, which consisted of equipment and other assets of $1,027, goodwill of $6,635, and indefinite-lived intangible assets of $3,895 related to Medicare and Medicaid licenses, and other intangible assets of $186, less assumed liabilities of $81. The Company anticipates that the total goodwill recognized will be fully deductible for tax purposes.

One home health agency acquired was a Medicare license and is considered an asset acquisition. The fair value of the home health license acquired was $210 and was allocated to indefinite-lived intangible assets.

There were no material acquisition costs that were expensed related to the business combinations during the nine months ended September 30, 2023.

Subsequent Events

On November 1, 2024, the Company closed on the acquisition of three senior living communities located in Wisconsin. The acquisition will add to the Company’s existing strength in the region while building out its operational footprint. In connection with the senior living communities, the Company entered into a new long-term “triple-net” lease with Ensign, a related party described in Note 3, Transactions with Ensign. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of the transaction. These new communities included 125 operational senior living units to be operated by the Company's independent operating subsidiaries.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. PROPERTY AND EQUIPMENT—NET
Property and equipment, net consist of the following:

	September 30, 2024	December 31, 2023
Land	$5,543	$96
Building	8,778	1,890
Leasehold improvements	21,179	21,204
Equipment	31,527	27,984
Furniture and fixtures	1,501	1,238
Construction in progress	2,536	1,263
	71,064	53,675
Less: accumulated depreciation	(29,199)	(25,077)
Property and equipment, net	$41,865	$28,598

Depreciation expense was $1,493 and $4,292 for the three and nine months ended September 30, 2024, respectively, and $1,321 and $3,807 for the three and nine months ended September 30, 2023 respectively.

The Company measures certain assets at fair value on a non-recurring basis, including long-lived assets, which are evaluated for impairment on an annual basis or when a triggering event occurs. Long-lived assets include assets such as property and equipment, operating lease assets and certain intangible assets. The inputs used to determine the fair value of long-lived assets in the impairment analysis are considered Level 3 measurements due to their subjective nature. Management has evaluated its long-lived assets and determined there was no impairment recorded during the three and nine months ended September 30, 2024 and 2023.

9. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS
The following table represents activity in goodwill by segment for the nine months ended September 30, 2024:

	Home Health and Hospice Services	Senior Living Services	Total
December 31, 2023	$87,372	$3,642	$91,014
Additions	38,323	—	38,323
September 30, 2024	$125,695	$3,642	$129,337

Other indefinite-lived intangible assets consist of the following:

	September 30, 2024	December 31, 2023
Trade name	$8,185	$1,385
Medicare and Medicaid licenses	87,717	66,357
Total	$95,902	$67,742

No goodwill or intangible asset impairment charges were recorded during the three and nine months ended September 30, 2024 and 2023.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	September 30, 2024	December 31, 2023
Refunds payable	$1,512	$1,566
Deferred revenue	1,799	1,658
Resident deposits	1,637	2,367
Property taxes	1,188	1,255
Deferred state relief funds	1,147	780
Accrued self-insurance liabilities	5,368	4,392
Hospice CAP liabilities	2,363	661
Other	4,015	2,651
Other accrued liabilities	$19,029	$15,330

Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Deferred revenue occurs when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to residents.

11. DEBT
Long-term debt, net consists of the following:

	September 30, 2024	December 31, 2023
Revolving Credit Facility	$113,000	$65,000
Less: unamortized debt issuance costs(a)	(4,125)	(1,086)
Long-term debt, net	$108,875	$63,914

(a)
Amortization expense for debt issuance costs, including expense of $428 related to the refinancing of our Revolving Credit Facility, was $616 and $876 for the three and nine months ended September 30, 2024, respectively, and $130 and $391 for the three and nine months ended September 30, 2023, respectively, and is recorded in interest expense, net on the Condensed Consolidated Statements of Income.

On February 23, 2021, Pennant entered into an amendment to its existing credit agreement (as amended, the “Credit Agreement”), which provided for an increased revolving credit facility with a syndicate of banks with a borrowing capacity of $150,000 (the “Revolving Credit Facility”). On June 12, 2023, Pennant entered into a second amendment to the Credit Agreement that modified the reference rate from LIBOR to Standard Overnight Financing Rate (“SOFR”). The interest rates applicable to loans under the Revolving Credit Facility were, at the Company’s election, either (i) Adjusted Term SOFR (as defined in the Credit Agreement) plus a margin ranging from 2.25% to 3.25% per annum or (ii) Base Rate plus a margin ranging from 1.25% to 2.25% per annum, in each case, based on the ratio of Consolidated Total Net Debt to Consolidated EBITDA (each, as defined in the Credit Agreement). In addition, Pennant paid a commitment fee on the undrawn portion of the commitments under the Revolving Credit Facility which ranged from 0.35% to 0.50% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio of the Company and its subsidiaries.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On July 31, 2024, Pennant entered into an Amended and Restated Credit Agreement (the Credit Agreement, as amended and restated, the “Amended Credit Agreement”), which provides for a revolving credit facility (the Credit Facility, as upsized, the “Amended Revolving Credit Facility”) with a syndicate of banks with a borrowing capacity of $250,000. In conjunction with the amendment, the Company incurred additional debt issuance costs of $3,915 and wrote off previously deferred unamortized debt issuance costs of $428. After the effectiveness of the Amended Credit Agreement, the interest rates applicable to loans under the Amended Revolving Credit Facility are, at the Company’s election, either (i) Term SOFR (as defined in the Amended Credit Agreement) plus a margin ranging from 1.75% to 2.75% per annum or (ii) Base Rate plus a margin ranging from 0.75% to 1.75% per annum, in each case based on the ratio of Consolidated Total Net Debt to Consolidated EBITDA (each, as defined in the Amended Credit Agreement). In addition, Pennant pays a commitment fee on the undrawn portion of the commitments under the Amended Revolving Credit Facility that ranges from 0.25% to 0.45% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio of the Company and its subsidiaries. The Company is not required to repay any loans under the Amended Credit Agreement prior to maturity in July 2029. As of September 30, 2024, the Company’s weighted average interest rate on its outstanding debt was 7.87%. As of September 30, 2024, the Company had available borrowing on the Amended Revolving Credit Facility of $132,814, which was net of outstanding letters of credit of $4,186.

The fair value of the Amended Revolving Credit Facility approximates carrying value, due to the short-term nature and variable interest rates. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates.

The Amended Credit Agreement is guaranteed, jointly and severally, by certain of the Company’s independent operating subsidiaries, and is secured by a pledge of stock of the Company's material independent operating subsidiaries as well as a first lien on substantially all of each material operating subsidiary's personal property. The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of September 30, 2024, the Company was compliant with all such financial covenants.

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

Total share-based compensation expense for all Plans for the three and nine months ended September 30, 2024 and 2023 was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Share-based compensation expense related to stock options	$1,377	1,044	$3,628	$2,878
Share-based compensation expense related to Restricted Stock	150	178	392	535
Share-based compensation expense related to Restricted Stock to non-employee directors	606	119	1,404	598
Total share-based compensation	$2,133	$1,341	$5,424	$4,011

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In future periods, the Company estimates it will recognize the following share-based compensation expense for unvested stock options and unvested Restricted Stock as of September 30, 2024:

	Unrecognized Compensation Expense	Weighted Average Recognition Period (in years)
Unvested Stock Options	$15,014	3.6
Unvested Restricted Stock	1,672	2.8
Total unrecognized share-based compensation expense	$16,686
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

The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted as of September 30:

Grant Year	Options Granted	Risk-Free Interest Rate	Expected Life(a)	Expected Volatility(b)	Dividend Yield	Weighted Average Fair Value of Options
2024	778	4.3%	6.5	42.6%	—%	$10.38
2023	874	4.1%	6.5	41.8%	—%	$6.61

(a)
Under the midpoint method, the expected option life is the midpoint between the contractual option life and the average vesting period for the options being granted. This resulted in an expected option life of 6.5 years for the options granted.

(b)	Because the Company’s equity shares have been traded for a relatively short period of time, expected volatility assumption was based on the volatility of related industry stocks.

The following table represents the employee stock option activity during the nine months ended September 30, 2024:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
December 31, 2023	2,924	18.79	1,190	$19.14
Granted	778	21.02
Exercised	(220)	9.16
Forfeited	(111)	20.36
Expired	(60)	30.71
September 30, 2024	3,311	$19.66	1,257	$20.60

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock

A summary of the status of Pennant’s non-vested Restricted Stock, and changes during the nine months ended September 30, 2024, is presented below:

	Non-Vested Restricted Stock	Weighted Average Grant Date Fair Value
December 31, 2023	265	$14.27
Granted	68	20.62
Vested	(181)	16.94
Forfeited	(21)	16.25
September 30, 2024	131	$13.57

13. LEASES
The Company’s independent operating subsidiaries lease senior living communities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from 14 to 25 years. The Company’s independent operating subsidiaries also lease the administrative offices of home health and hospice agencies, which generally have lease terms that range from one to 10 years. Most of these leases contain renewal options, most involve rent increases and none contain purchase options. The lease term excludes lease renewals because the renewal rents are not at a bargain, there are no economic penalties for the Company to renew the lease, and it is not reasonably certain that the Company will exercise the extension options. The Company elected the accounting policy practical expedients in ASC 842 to: (i) combine associated lease and non-lease components into a single lease component; and (ii) exclude recording short-term leases as right-of-use assets and liabilities on the condensed consolidated balance sheets. Non-lease components, which are not significant overall, are combined with lease components.

As of September 30, 2024, the Company’s independent operating subsidiaries leased 29 senior living communities from subsidiaries of Ensign (“Ensign Leases”) under a master lease arrangement. The existing leases with subsidiaries of Ensign have initial terms of between 14 to 20 years. The total amount of rent expense included in rent - cost of services paid to subsidiaries of Ensign was $3,488 and $10,464 for the three and nine months ended September 30, 2024, respectively, and $3,339 and $10,088 for the three and nine months ended September 30, 2023, respectively. In addition to rent, each of the operating companies are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all community maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of operating lease cost, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Lease Costs:
Community Rent—cost of services	$9,045	$8,567	$26,560	$25,303
Office Rent—cost of services	1,861	1,439	5,254	4,136
Rent—cost of services	$10,906	$10,006	$31,814	$29,439

General and administrative expense	$114	$94	$317	$291
Variable lease cost (a)	$2,187	$1,876	$6,456	$5,367

(a)
Represents variable lease cost for operating leases, which costs include property taxes and insurance, common area maintenance, and consumer price index increases, incurred as part of the Company’s triple net lease, and which is included in cost of services for the three and nine months ended September 30, 2024 and 2023.

The following table shows the lease maturity analysis for all leases as of September 30, 2024, for the years ended December 31:

Year	Amount
2024 (Remainder)	$10,044
2025	39,051
2026	37,230
2027	36,153
2028	35,293
Thereafter	261,134
Total lease payments	418,905
Less: present value adjustments	(150,885)
Present value of total lease liabilities	268,020
Less: current lease liabilities	(19,113)
Long-term operating lease liabilities	$248,907

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at each lease’s commencement date to determine each lease's operating lease liability. As of September 30, 2024, the weighted average remaining lease term is 11.9 years and the weighted average discount rate is 8.1%.

14. INCOME TAXES
The Company recorded income tax expense of $1,354 and $1,066 or 16.9% and 19.3% of earnings before income taxes for the three months ended September 30, 2024 and 2023, respectively. The decrease in the effective tax rate is primarily due to more excess tax benefits on equity compensation.

The Company recorded income tax expense of $4,957 and $3,894, or 21.8% and 29.3% of earnings before income taxes for the nine months ended September 30, 2024 and 2023, respectively. The decrease in the effective tax rate is primarily due to more excess tax benefits on equity compensation.

15. DEFINED CONTRIBUTION PLAN
The Company has a 401(k) defined contribution plan (the “401(k) Plan”), whereby eligible employees may contribute up to 90% of their annual basic earnings, subject to applicable annual Internal Revenue Code limits. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company. The Company expensed

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

matching contributions to the 401(k) Plan of $303 and $874 for the three and nine months ended September 30, 2024, and $214 and $632 for the three and nine months ended September 30, 2023, respectively.

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

At September 30, 2024 and December 31, 2023, the Company’s deferred compensation liabilities were $2,132 and $1,108, respectively, in other long-term liabilities on the condensed consolidated balance sheets. The cash surrender value of the individual variable life insurance contracts is based on investment funds that shadow the investment allocations specified by participants in the DCP. At September 30, 2024 and December 31, 2023, the cash surrender value of the company owned life insurance (“COLI”) policies were $2,141 and $1,123, respectively, and were included as a component of restricted and other assets on the condensed consolidated balance sheets. There are no outstanding loan amounts offset against the cash surrender value of the COLI policies. The losses recorded for the change in cash surrender value were immaterial for each period presented.

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

As of September 30, 2024, 12 of the Company’s independent operating subsidiaries had Reviews scheduled, on appeal or in dispute resolution process, both pre- and post-payment. If an operation fails an initial or subsequent Review, the operation could then be subject to extended Review, suspension of payment, or extrapolation of the identified error rate to all billing in the same time period. The Company, from time to time, receives record requests in Reviews which have resulted in claim denials on previously paid claims. The Company has appealed substantially all denials arising from these Reviews using the applicable appeals process. As of September 30, 2024, and through the filing of this Quarterly Report on Form 10-Q, the Company’s independent operating subsidiaries have responded to the Reviews that are currently ongoing, on appeal or in dispute resolution process. The Company cannot predict the ultimate outcome of any regulatory and other governmental Reviews. While such Reviews are the subject of administrative appeals, the appeals process, even if successful, may take

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

several years to resolve. The costs to respond to and defend such Reviews may be significant and an adverse determination in such Reviews may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, other penalties (some of which may not be covered by insurance), and termination from Medicare programs which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.

From June 2021 to May 2022, one hospice provider number was subject to a Medicare payment suspension imposed by a UPIC. The total amounts suspended was $5,105, which represents all Medicare payments due to the provider number during the suspension. As of September 30, 2024, the remaining amount due from the government payor impacted by the suspension was $246 and was recorded in long-term other assets.

The Medicare payment suspension concluded in May 2022, and the UPIC reviewed 107 patient records covering a 10-month period to determine whether, in its view, a Medicare overpayment was made. Based on the results of the review, the UPIC initially alleged sampled and extrapolated overpayments of $5,105, and withheld that amount through continued recoupment of Medicare payments. The Company is pursuing its appeal rights through the administrative appeals process, including contesting the methodology used by the UPIC to perform statistical extrapolation. To date the Company has been successful in appealing most of the previously denied claims. The Company received the refund of previously withheld amounts totaling $4,859 as of September 30, 2024. The Company continues to work through the appeals process for the remaining denied claims and expects to be successful in those appeals. Based on the information currently available to the Company, the Company cannot predict the timing or the ultimate outcome of this review including refunds to be received.

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

17. SUBSEQUENT EVENTS

On October 2, 2024, the Company closed the public offering (the “Offering”) of 4,025,000 shares of its common stock, $0.001 par value per share (“common stock”). The net proceeds to the Company from the offering, after underwriting discounts and commissions and before expenses, was approximately $118.5 million. The majority of the proceeds were subsequently used to pay the outstanding balance on our Revolving Credit Facility.

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

Special Note About Forward-Looking Statements

    This Quarterly Report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “might,” “will,” “should,” “could,” “seeks,” “approximately,” “goals,” “future,” “projects,” “predicts,” “guidance,” “target,” “intends,” “plans,” “estimates,” “anticipates,” the negative version of these words or other comparable words. Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the effects of competition and the effects of future legislation or regulations and other non-historical statements.

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

Overview

We are a leading provider of high-quality healthcare services to patients of all ages, including the growing senior population, in the United States. We strive to be the provider of choice in the communities we serve through our innovative operating model. We operate in multiple lines of businesses including home health, hospice and senior living services across Arizona, California, Colorado, Idaho, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. We provide home health and hospice operational support through a management service agreement in Connecticut. As of September 30, 2024, our home health and hospice business provided home health, hospice and home care services from 122 agencies operating across these 13 states, and our senior living business operated 54 senior living communities throughout six states.

The following table summarizes our affiliated home health and hospice agencies and senior living communities as of:

	December 31,								September 30,
	2016	2017	2018	2019	2020	2021	2022	2023	2024
Home health and hospice agencies	39	46	54	63	76	88	95	111	122
Senior living communities	36	43	50	52	54	54	49	51	54
Senior living units	3,184	3,434	3,820	3,963	4,127	4,127	3,500	3,588	3,835
Total number of home health, hospice, and senior living operations	75	89	104	115	130	142	144	162	176

Recent Activities

Acquisitions. During the nine months ended September 30, 2024, we expanded our operations with the addition of eight home health agencies, three hospice agencies, and three senior living communities. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction.

Trends

We have experienced modest senior living occupancy improvement during the nine months ended September 30, 2024, compared to the same period in 2023. Though we have seen improvements in occupancy year over year, the highly competitive environment for senior living residents and inflationary factors will continue to impact the rate at which we change our occupancy levels in our senior living communities.

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

On July 30, 2024, CMS issued the 2025 Hospice Payment Rate Update final rule (the “Hospice Payment Final Rule”). The Hospice Payment Final Rule’s payment update percentage is 2.9%, which is an estimated increase of $790 million in payments from fiscal year 2024. The payment update percentage is based on a 3.4% market basket percentage increase, which is reduced by a 0.5% productivity adjustment. Hospices that fail to meet quality reporting requirements under the Hospice Quality Reporting Program (“HQRP”) will receive a 4% reduction to the annual hospice payment update percentage increase for that year, resulting in a total decrease of 1.1% to those non-compliance hospices’ payments and more than negating the payment update percentage for fiscal year 2025. The Hospice Payment Final Rule also adds two new process measures to HQRP: timely reassessment of pain impact, and timely reassessment of non-pain symptom impact, which are both expected to begin in fiscal year 2028. In addition, the Hospice Payment Final Rule updates the statutory aggregate cap that limits the overall payments per patient that may be made to a hospice annually. The hospice cap amount for the 2025 fiscal year is $34,465.34, increased from the 2024 fiscal year cap of $33,494.01. The Hospice Payment Final Rule also includes clarifying revisions to the hospice conditions of participation; updates statistical area delineations; and makes changes to the Consumer Assessment of Healthcare Providers and Systems (“CAHPS”) Hospice Survey.

On November 1, 2024, CMS issued the 2025 Home Health Prospective Payment System Final Rule (the “Home Health Payment Final Rule”). The Home Health Payment Final Rule’s payment update percentage for calendar year 2025 is 2.7%, an estimated increase of $445 million from calendar year 2024, which is offset by an estimated -1.8% behavioral adjustment, along with a -0.4% estimated adjustment for fixed dollar losses, resulting in an aggregate net increase of 0.5%, or $85 million, for the calendar year 2025 payment rate compared to calendar year 2024. The Home Health Payment Final Rule also recalibrates PDGM case-mix weights, finalizes an update to the home health wage index, updates home health conditions of participation to require patient acceptance policies, and establishes or updates certain LUPA add-on factors.

In June 2024, CMS announced a Period of Enhanced Oversight for newly enrolled hospices in Arizona, California, Nevada, and Texas. The program includes hospices that are newly enrolled, or that undergo a change of ownership, or reactivating after being in a deactivated status after July 13, 2023. Such hospices are subject to enhanced oversight for up to one year and may undergo medical review by CMS contractors to deter fraud, waste and abuse of Medicare funds.

On April 22, 2024, CMS published the Ensuring Access to Medicaid Services Final Rule (the “Access Rule”) which creates and, over the course of five years, implements new obligations for providers of home- and community-based services (“HCBS”), including non-skilled personal care services in the home. The Access Rule requires that, beginning in 2030, states must implement data collection and monitoring systems to ensure that, subject to exceptions, Medicaid-funded HCBS providers spend at least 80% of their Medicaid HCBS reimbursement on compensation for direct care workers, as opposed to administrative overhead or profits. The Access Rule further requires states to establish a grievance system for addressing services provided in the fee-for-service context, publish fee-for-service payment rates paid by Medicaid, publish the average hourly rate paid to HCBS care providers, and develop hardship exemptions and separate requirements for small providers, with these requirements to be implemented within one to three years from the Access Rule taking effect. The Company anticipates potential changes to the Access Rule, or offsetting Medicaid rate increases, before its ultimate implementation in six years.

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

The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Home health services:
Total home health admissions	14,993	10,829	43,782	32,180
Total Medicare home health admissions	6,071	4,640	18,155	14,437
Average Medicare revenue per 60-day completed episode(a)	$3,760	$3,480	$3,646	$3,467
Hospice services:
Total hospice admissions	2,987	2,433	9,118	7,206
Average hospice daily census	3,444	2,698	3,209	2,544
Hospice Medicare revenue per day	$183	$183	$182	$184

(a)	The year-to-date average Medicare revenue per 60-day completed episode includes post period claim adjustments for prior quarters.

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

The following table summarizes our senior living statistics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Occupancy	79.1%	78.9%	78.9%	78.4%
Average monthly revenue per occupied unit	$4,836	$4,486	$4,758	$4,401

Revenue Sources

Home Health and Hospice Services

Home Health. We derive the majority of our home health revenue from Medicare and managed care. The Medicare payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Net service revenue is recognized in accordance with PDGM methodology. Under PDGM, Medicare provides agencies with payments for each 30-day period of care provided to beneficiaries. If a beneficiary is still eligible for care after the end of the first 30-day payment period, a second 30-day payment period can begin. There are no limits to the number of periods of care a beneficiary who remains eligible for the home health benefit can receive. While payment for each 30-day period of care is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The PDGM payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits is below an established threshold that varies based on the diagnosis of a beneficiary; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the period of care; (c) adjustment to the admission source of claim if it is determined that the patient had a qualifying stay in a post-acute care setting within 14 days prior to the start of a 30-day payment period; (d) the timing of the 30-day payment period provided to a patient in relation to the admission date, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes to the acuity of the patient during the previous 30-day period of care; (f) changes in the base payments established by the Medicare program; (g) adjustments to the base payments for case mix and geographic wages; and (h) recoveries of overpayments. These variables are subject to periodic adjustments set by CMS regulations. For further detail regarding PDGM see the Government Regulation section of our 2023 Annual Report.

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

Senior Living Services. As of September 30, 2024, we provided assisted living, independent living and memory care services in 54 communities. Within our senior living operations, we generate revenue primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs.

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
Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenue	100.0%	100.0%	100.0%	100.0%
Expense:
Cost of services	80.0	80.2	80.1	80.5
Rent—cost of services	6.0	7.1	6.3	7.4
General and administrative expense	7.2	6.7	7.2	6.7
Depreciation and amortization	0.8	1.0	0.8	1.0
Loss (gain) on disposition of property and equipment, net	—	—	(0.1)	—
Total expenses	94.0	95.0	94.3	95.6
Income from operations	6.0	5.0	5.7	4.4
Other expense:
Other income	0.1	—	—	—
Interest expense, net	(1.6)	(1.1)	(1.2)	(1.1)
Other expense, net	(1.5)	(1.1)	(1.2)	(1.1)
Income before provision for income taxes	4.5	3.9	4.5	3.3
Provision for income taxes	0.8	0.7	1.0	0.9
Net income	3.7	3.2	3.5	2.4
Less: net income attributable to noncontrolling interest	0.3	0.1	0.2	0.1
Net income attributable to Pennant	3.4%	3.1%	3.3%	2.3%

The following table presents our consolidated GAAP Financial measures for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Consolidated GAAP Financial Measures:
Total revenue	$180,688	$140,192	$506,348	$398,937
Total expenses	$169,894	$133,131	$477,468	$381,335
Income from operations	$10,794	$7,061	$28,880	$17,602

The following tables present certain financial information regarding our reportable segments for the periods presented. General and administrative expenses are not allocated to the reportable segments and are included in “All Other”:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Three Months Ended September 30, 2024
Revenue	$135,672	$45,016	$—	$180,688
Segment Adjusted EBITDAR from Operations	$23,724	$13,411	$(11,133)	$26,002
Three Months Ended September 30, 2023
Revenue	$101,474	$38,718	$—	$140,192
Segment Adjusted EBITDAR from Operations	$17,271	$11,473	$(8,097)	$20,647

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Nine Months Ended September 30, 2024
Revenue	$377,463	$128,885	$—	$506,348
Segment Adjusted EBITDAR from Operations	$64,488	$38,226	$(31,840)	$70,874
Nine Months Ended September 30, 2023
Revenue	$287,573	$111,364	$—	$398,937
Segment Adjusted EBITDAR from Operations	$47,364	$33,394	$(23,496)	$57,262

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations to Condensed Consolidated Income from Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Segment Adjusted EBITDAR from Operations(a)	$26,002	$20,647	$70,874	$57,262
Less: Depreciation and amortization	1,493	1,323	4,292	3,817
Rent—cost of services	10,906	10,006	31,814	29,439
Other income (expense)	109	(37)	192	28
Adjustments to Segment EBITDAR from Operations:
Less: Costs at start-up operations(b)	65	(108)	(72)	160
Share-based compensation expense(c)	2,342	1,391	5,817	4,164
Acquisition related costs and credit allowances(d)	494	71	996	175
Costs associated with transitioning operations(e)	12	10	(583)	595
Unusual, non-recurring or redundant charges(f)	239	1,009	546	1,633
Add: Net income attributable to noncontrolling interest	452	79	1,008	351
Condensed Consolidated Income from Operations	$10,794	$7,061	$28,880	$17,602

(a)	Segment Adjusted EBITDAR from Operations is net income (loss) attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, and, in order to view the operations performance on a comparable basis from period to period, certain adjustments including: (1) costs at start-up operations, (2) share-based compensation, (3) acquisition related costs and credit allowances, (4) the costs associated with transitioning operations, (5) unusual, non-recurring or redundant charges, and (6) net income attributable to noncontrolling interest. General and administrative expenses are not allocated to the reportable segments, and are included as “All Other,” accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(b)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(c)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(d)	Non-capitalizable costs associated with acquisitions, credit allowances, and write offs for amounts in dispute with the prior owners of certain acquired operations.
(e)	During the nine months ended September 30, 2023, an affiliate of the Company placed its memory care units into transition and began seeking to sublease the units to an unrelated third party. The amount above represents the net operating impact attributable to the units in transition. The amounts reported exclude rent and depreciation and amortization expense related to such operations and include legal settlement costs associated with an entity transitioned to Ensign.
(f)	Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses.
Performance and Valuation Measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Consolidated Non-GAAP Financial Measures:
Performance Metrics
Consolidated EBITDA	$11,944	$8,268	$32,356	$21,096
Consolidated Adjusted EBITDA	$15,149	$10,880	$39,523	$28,864
Valuation Metric
Consolidated Adjusted EBITDAR	$26,002		$70,874

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Segment Non-GAAP Measures:(a)
Segment Adjusted EBITDA from Operations
Home health and hospice services	$21,863	$15,904	$59,356	$43,476
Senior living services	$4,419	$3,073	$12,007	$8,884

(a)	General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss.

The table below reconciles Consolidated Net Income to the consolidated Non-GAAP financial measures, Consolidated EBITDA and Consolidated Adjusted EBITDA, and to the Non-GAAP valuation measure, Consolidated Adjusted EBITDAR, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Consolidated net income	$6,657	$4,462	$17,809	$9,381
Less: Net income attributable to noncontrolling interest	452	79	1,008	351
Add: Provision for income taxes	1,354	1,066	4,957	3,894
Interest expense, net	2,892	1,496	6,306	4,355
Depreciation and amortization	1,493	1,323	4,292	3,817
Consolidated EBITDA	11,944	8,268	32,356	21,096
Adjustments to Consolidated EBITDA
Add: Costs at start-up operations(a)	65	(108)	(72)	160
Share-based compensation expense(b)	2,342	1,391	5,817	4,164
Acquisition related costs and credit allowances(c)	494	71	996	175
Costs associated with transitioning operations(d)	12	10	(583)	595
Unusual, non-recurring or redundant charges(e)	239	1,009	546	1,633
Rent related to items (a) and (d) above	53	239	463	1,041
Consolidated Adjusted EBITDA	15,149	10,880	39,523	28,864
Rent—cost of services	10,906	10,006	31,814	29,439
Rent related to items (a) and (d) above	(53)	(239)	(463)	(1,041)
Adjusted rent—cost of services	10,853	9,767	31,351	28,398
Consolidated Adjusted EBITDAR	$26,002		$70,874

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(c)	Non-capitalizable costs associated with acquisitions, credit allowances, and write offs for amounts in dispute with the prior owners of certain acquired operations.
(d)	During the nine months ended September 30, 2023, an affiliate of the Company placed its memory care units into transition and began seeking to sublease the units to an unrelated third party. The amount above represents the net operating impact attributable to the units in transition. The amounts reported exclude rent and depreciation and amortization expense related to such operations and include legal settlement costs associated with an entity transitioned to Ensign.
(e)	Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses.

The tables below reconcile Segment Adjusted EBITDAR from Operations to Segment Adjusted EBITDA from Operations for the periods presented:

	Three Months Ended September 30,
	Home Health and Hospice		Senior Living
	2024	2023	2024	2023
	(In thousands)
Segment Adjusted EBITDAR from Operations	$23,724	$17,271	$13,411	$11,473
Less: Rent—cost of services	1,861	1,439	9,045	8,567
Rent related to start-up and transitioning operations	—	(72)	(53)	(167)
Segment Adjusted EBITDA from Operations	$21,863	$15,904	$4,419	$3,073

	Nine Months Ended September 30,
	Home Health and Hospice		Senior Living
	2024	2023	2024	2023
	(In thousands)
Segment Adjusted EBITDAR from Operations	$64,488	$47,364	$38,226	$33,394
Less: Rent—cost of services	5,254	4,136	26,560	25,303
Rent related to start-up and transitioning operations	(122)	(248)	(341)	(793)
Segment Adjusted EBITDA from Operations	$59,356	$43,476	$12,007	$8,884

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

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Revenue

	Three Months Ended September 30,
	2024		2023
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$60,988	33.8%	$44,921	32.0%
Hospice	62,757	34.7	50,371	35.9
Home care and other(a)	11,927	6.6	6,182	4.4
Total home health and hospice services	135,672	75.1	101,474	72.3
Senior living services	45,016	24.9	38,718	27.7
Total revenue	$180,688	100.0%	$140,192	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $40.5 million, or 28.9% during the three months ended September 30, 2024. We experienced growth of $34.2 million from increased operational performance in our Home Health and Hospice segment from increased admissions and rates when compared to the three months ended September 30, 2023. The growth in our Senior Living segment resulted in an increase in revenue of $6.3 million driven primarily by the improved average rate per occupied room.
Home Health and Hospice Services

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$60,988	$44,921	$16,067	35.8%
Hospice services	62,757	50,371	12,386	24.6
Home care and other	11,927	6,182	5,745	92.9
Total home health and hospice revenue	$135,672	$101,474	$34,198	33.7%

	Three Months Ended September 30,
	2024	2023	Change	% Change
Home health services:
Total home health admissions	14,993	10,829	4,164	38.5%
Total Medicare home health admissions	6,071	4,640	1,431	30.8
Average Medicare revenue per 60-day completed episode	$3,760	$3,480	$280	8.0
Hospice services:
Total hospice admissions	2,987	2,433	554	22.8
Average daily hospice census	3,444	2,698	746	27.7
Hospice Medicare revenue per day	$183	$183	$—	—
Number of home health and hospice agencies at period end	122	103	19	18.4

Home health and hospice revenue increased $34.2 million, or 33.7%, for the three months ended September 30, 2024 compared to the prior year quarter. Revenue grew due to an increase in certain key performance indicators including, an increase of 38.5% in total home health admissions, an increase in total hospice admissions of 22.8%, and an increase in average daily hospice census of 27.7% during the three months ended September 30, 2024 compared to the prior year quarter. Growth was also driven by the addition of nineteen home health and hospice operations between September 30, 2023 and September 30, 2024, resulting in an increase of $22.2 million, or 21.9%.

Senior Living Services

	Three Months Ended September 30,
	2024	2023	Change	% Change

Revenue (in thousands)	$45,016	$38,718	$6,298	16.3%
Number of communities at period end	54	51	3	5.9
Occupancy	79.1%	78.9%	0.2%
Average monthly revenue per occupied unit	$4,836	$4,486	$350	7.8

Senior living revenue increased $6.3 million, or 16.3%, for the three months ended September 30, 2024 compared to the prior year quarter. Revenue grew primarily due to a 7.8% increase in average monthly revenue per occupied unit and an increase of 20 basis points in occupancy between September 30, 2023 and September 30, 2024. Growth was also driven by the addition of three senior living communities between September 30, 2023 and September 30, 2024, resulting in an increase of $3.4 million, or 8.8%, overall.

Cost of Services

The following table sets forth total cost of services by each of our reportable segments for the periods indicated:

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(In thousands)
Home Health and Hospice	$112,591	$84,795	$27,796	32.8%
Senior Living	31,877	27,589	4,288	15.5
Total cost of services	$144,468	$112,384	$32,084	28.5%

Total consolidated cost of services increased $32.1 million, or 28.5%, for the three months ended September 30, 2024 when compared to the three months ended September 30, 2023. Cost of services as a percentage of revenue decreased by 20 basis points from 80.2% to 80.0% for the three months ended September 30, 2024 when compared to the three months ended September 30, 2023.

Home Health and Hospice Services

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(In thousands)
Cost of service	$112,591	$84,795	$27,796	32.8%
Cost of services as a percentage of revenue	83.0%	83.6%	(0.6)%

Cost of services related to our Home Health and Hospice Services segment increased $27.8 million, or 32.8%, primarily due to increased volume of services provided. Cost of services as a percentage of revenue for the three months ended September 30, 2024 decreased 60 basis points when compared to the three months ended September 30, 2023.

Senior Living Services

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(In thousands)
Cost of service	$31,877	$27,589	$4,288	15.5%
Cost of services as a percentage of revenue	70.8%	71.3%	(0.5)%

Cost of services related to our Senior Living Services segment increased $4.3 million, or 15.5%, primarily due to increased wages and benefits. As a percentage of revenue, costs of service decreased by 50 basis points for the three months ended September 30, 2024 when compared to the three months ended September 30, 2023.

Rent—Cost of Services. Rent expense increased 9.0% from $10.0 million to $10.9 million in the three months ended September 30, 2024 when compared to the three months ended September 30, 2023, primarily as a result of the new leases on the acquired home health and hospice operations and senior living community. Rent as a percentage of total revenue decreased 110 basis points from 7.1% for the three months ended September 30, 2023, compared to 6.0% for the three months ended September 30, 2024.

General and Administrative Expense. Our general and administrative expense increased $3.6 million, or 38.3%, from $9.4 million to $13.0 million for the three months ended September 30, 2024 when compared to the three months ended September 30, 2023. General and administrative expense as a percentage of revenue increased 50 basis points from 6.7% to 7.2% during the period. The primary driver of the increase in general and administrative expense was due to an increase in payroll and related benefits for the three months ended September 30, 2024 when compared to the three months ended September 30, 2023.

Depreciation and Amortization. Depreciation and amortization expense remained consistent with the comparable period.

Provision for Income Taxes. We recorded income tax expense of $1.4 million and $1.1 million or 16.9% and 19.3% of earnings before income taxes for the three months ended September 30, 2024 and 2023, respectively. The decrease in the effective tax rate is primarily due to more excess tax benefits on equity compensation.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Revenue

	Nine Months Ended September 30,
	2024		2023
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$172,773	34.1%	$129,112	32.4%
Hospice	176,711	34.9	140,222	35.1
Home care and other(a)	27,979	5.5	18,239	4.6
Total home health and hospice services	377,463	74.5	287,573	72.1
Senior living services	128,885	25.5	111,364	27.9
Total revenue	$506,348	100.0%	$398,937	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $107.4 million, or 26.9%, during the nine months ended September 30, 2024. The increase in revenue was driven by increases in key metrics for home health and hospice and senior living, including hospice admissions, hospice revenue per day, hospice average daily census, senior living occupancy, and senior living revenue per occupied room.

Home Health and Hospice Services

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$172,773	$129,112	$43,661	33.8%
Hospice services	176,711	140,222	36,489	26.0
Home care and other	27,979	18,239	9,740	53.4
Total home health and hospice revenue	$377,463	$287,573	$89,890	31.3%

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Home health services:
Total home health admissions	43,782	32,180	11,602	36.1%
Total Medicare home health admissions	18,155	14,437	3,718	25.8
Average Medicare revenue per 60-day completed episode(a)	$3,646	$3,467	$179	5.2
Hospice services:
Total hospice admissions	9,118	7,206	1,912	26.5
Average daily census	3,209	2,544	665	26.1
Hospice Medicare revenue per day	$182	$184	$(2)	(1.1)
Number of home health and hospice agencies at period end	122	103	19	18.4

(a)	The year-to-date average for Medicare revenue per 60-day completed episode includes post period claim adjustments for prior periods.

Home health and hospice revenue increased $89.9 million, or 31.3% during the nine months ended September 30, 2024 compared to the same period in the prior year primarily due to an increase of 36.1% in home health admissions, inclusive of an increase in total Medicare home health admissions of 25.8%, an increase in hospice average daily census of 26.1%, and an increase of 26.5% in hospice admissions. The addition of nineteen home health and hospice operations between September 30, 2023 and September 30, 2024, added revenue of $51.2 million, or 17.8%.

Senior Living Services

	Nine Months Ended September 30,
	2024	2023	Change	% Change

Revenue (in thousands)	$128,885	$111,364	$17,521	15.7%
Number of communities at period end	54	51	3	5.9
Occupancy	78.9%	78.4%	0.5%
Average monthly revenue per occupied unit	$4,758	$4,401	$357	8.1

Senior living revenue increased $17.5 million, or 15.7%, for the nine months ended September 30, 2024 compared to the same period in the prior year primarily due to an increase of 8.1% in average monthly revenue per occupied unit and an increase of 50 basis points in the occupancy rate between September 30, 2023 and September 30, 2024. The acquisition of three senior living communities between September 30, 2023 and September 30, 2024, added $8.1 million, or 7.3%, in revenue.

Cost of Services

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(In thousands)
Home Health and Hospice	$314,458	$242,280	$72,178	29.8%
Senior Living	91,318	78,882	12,436	15.8
Total cost of services	$405,776	$321,162	$84,614	26.3%

Consolidated cost of services increased $84.6 million, or 26.3%, during the nine months ended September 30, 2024 compared to the same period in the prior year. Cost of services as a percentage of revenue for the nine months ended September 30, 2024 decreased by 40 basis points to 80.1% from 80.5% compared to the nine months ended September 30, 2023.

Home Health and Hospice Services

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Cost of service (in thousands)	$314,458	$242,280	$72,178	29.8%
Cost of services as a percentage of revenue	83.3%	84.2%	(0.9)%

Cost of services related to our Home Health and Hospice services segment increased $72.2 million, or 29.8%, compared to the same period in the prior year primarily due to the increased volume of services from the growth in admissions and average daily census. Cost of services as a percentage of revenue for the nine months ended September 30, 2024 decreased by 90 basis points compared to the nine months ended September 30, 2023 primarily due to decreased wages and benefits as a percent of revenue.

Senior Living Services

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Cost of service (in thousands)	$91,318	$78,882	$12,436	15.8%
Cost of services as a percentage of revenue	70.9%	70.8%	0.1%

Cost of services related to our Senior Living services segment increased $12.4 million, or 15.8%, during the nine months ended September 30, 2024 compared to the same period in the prior year primarily due to higher occupancy and wage rate increases. As a percentage of revenue, costs of service increased by 10 basis points during the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023.

Rent—Cost of Services. Rent increased 8.1% from $29.4 million to $31.8 million during the nine months ended September 30, 2024 compared to the same period in the prior year, primarily as a result of the new leases on the acquired home health and hospice operations and senior living community. As a percentage of revenue, rent—cost of services decreased 110 basis points when compared to the nine months ended September 30, 2023 due to improved senior living performance.

General and Administrative Expense. Our general and administrative expense increased $9.4 million, or 35.0%, from $26.9 million to $36.3 million for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023. The increase in general and administrative expense was due to an increase in payroll and related benefits, for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023.

Depreciation and Amortization. Depreciation and amortization expense remained consistent with the comparable period.

Gain on disposition of property and equipment, net. We recorded a gain of $0.8 million for insurance proceeds received in excess of the carrying values of related assets during the nine months ended September 30, 2024. No gain on disposition of property and equipment was recorded during the nine months ended September 30, 2023.

Provision for Income Taxes. We recorded income tax expense of $5.0 million and $3.9 million, or 21.8% and 29.3% of earnings before income taxes, for the nine months ended September 30, 2024 and 2023, respectively. The decrease in the effective tax rate is primarily due to more excess tax benefits on equity compensation.

Liquidity and Capital Resources

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our Revolving Credit Facility.

Revolving Credit Facility

On July 31, 2024, Pennant amended and restated its existing credit agreement (as amended, the “Amended Credit Agreement”), which provides for an increased revolving credit facility with a syndicate of banks with a borrowing capacity of $250.0 million (the “Amended Revolving Credit Facility”). The Amended Revolving Credit Facility is not subject to interim amortization and the Company will not be required to repay any loans under the Amended Revolving Credit Facility prior to maturity in 2029. The Company is permitted to prepay all or any portion of the loans under the Amended Revolving Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any SOFR breakage costs of the lenders.

The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of September 30, 2024, the Company was compliant with all such financial covenants.

As of September 30, 2024, we had $4.5 million of cash and $132.8 million of available borrowing capacity on our Amended Revolving Credit Facility. As described in Note 17, Subsequent Events, to the Interim Financial Statements in Part I of this Quarterly Report, on October 2, 2024, the Company closed a public offering of 4,025,000 shares of its common stock with net proceeds to the Company from the offering, after underwriting discounts and commissions and before expenses, of approximately $118.5 million. The proceeds were subsequently used to pay the outstanding balance on our Amended Revolving Credit Facility.

We believe that our existing cash, cash generated through operations, and access to available borrowing capacity under our Amended Credit Agreement, will be sufficient to provide adequate liquidity for the next twelve months for our operating activities and for opportunities of acquisition growth.

The following table presents selected data from our Condensed Consolidated Statement of Cash Flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$18,729	$27,910
Net cash used in investing activities	(66,287)	(17,576)
Net cash provided by (used in) financing activities	45,963	(9,030)
Net (decrease) increase in cash	(1,595)	1,304
Cash at beginning of period	6,059	2,079
Cash at end of period	$4,464	$3,383

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Our net cash flow from operating activities for the nine months ended September 30, 2024 decreased by $9.2 million when compared to the nine months ended September 30, 2023. The primary driver of this difference was a decrease in cash flows from the change in operating assets and liabilities of $14.9 million, net, and a decrease of $2.7 million in non-cash expenses, partially offset by an increase in net income of $8.4 million.

Our net cash used in investing activities for the nine months ended September 30, 2024 increased by $48.7 million compared to the nine months ended September 30, 2023, primarily driven by an increase in business and asset acquisitions.

Our net cash used in financing activities increased by approximately $55.0 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to a net increase in the balance on our line of credit during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We are exposed to risks associated with market changes in interest rates. On July 31, 2024, Pennant entered into the Amended Credit Agreement, which provides for a revolving credit facility with a syndicate of banks with a borrowing capacity of $250.0 million. A 1.0% interest rate change would cause interest expense to change by approximately $1.1 million annually based upon our outstanding long-term debt as of September 30, 2024. We manage our exposure to this market risk by monitoring available financing alternatives.

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

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in the 2023 Annual Report risk factors that materially affect our business, financial condition or results of operations, and disclosed more recent events relevant to our business under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. You should carefully consider the risk factors set forth in the 2023 Annual Report and the other information set forth elsewhere in this Quarterly Report. In particular, if CMS adopts the Home Health Payment Proposed Rule as a final rule in its current form or in a substantially similar form, we may be adversely affected by decreased Medicare reimbursement for home health services in calendar year 2025. Medicare’s rates for home health services not only affect Medicare beneficiaries but may also have consequences for home health patients whose benefits are paid by commercial insurance or other payors that base their payments to home health agencies on Medicare’s payment rates. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5. Other Information

Rule 10b5-1 Plan Election

Jason P. Steik, Chief Clinical Officer, entered into a Rule 10b5-1 trading arrangement on August 16, 2024 (the “Rule 10b5-1 Plan”). Mr. Steik’s 10b5-1 Plan provides for the potential sale of only the number of shares of the Company’s common stock necessary to cover the tax obligations generated by the vesting of 8,400 shares of the Company’s common stock between the adoption date of the Rule 10b5-1 Plan and its expiration on July 30, 2027.

This Rule 10b5-1 trading arrangement was entered into during open trading windows and is intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) under the Securities Exchange Act of 1934, as amended, and the Company's policies regarding transactions in Company securities.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of The Pennant Group, Inc., effective as of September 27, 2019 (incorporated by reference to Exhibit 3.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on October 3, 2019).

3.2	Second Amended and Restated Bylaws of The Pennant Group, Inc., effective as of February 21, 2022 (incorporated by reference to Exhibit 3.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC February 22, 2022).

4.1	Form of Indenture (incorporated by reference to Exhibit 4.4 to The Pennant Group, Inc.’s Registration Statement on Form S-3 (File No. 333-281302) filed with the SEC August 6, 2024 ).

10.1	Amended and Restated Credit Agreement, dated as of July 31, 2024, by and among The Pennant Group, Inc. and Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC August 1, 2024 ).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Pennant Group, Inc.

Dated: November 6, 2024	BY:	/s/ LYNETTE B. WALBOM
Lynette B. Walbom
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)