Form 10-Q
period 2025-03-31
Pennant Group, Inc.
filed 2025-05-06
CIK 1766400

+

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2025.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 2, 2025, 34,468,981 shares of the registrant’s common stock were outstanding.

THE PENNANT GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash	$5,221	$24,246
Accounts receivable—less allowance for doubtful accounts of $373 and $232, respectively	94,992	81,302
Prepaid expenses and other current assets	23,676	17,308
Total current assets	123,889	122,856
Property and equipment, net	43,524	43,296
Operating lease right-of-use assets	278,210	270,586
Restricted and other assets	24,214	17,477
Goodwill	154,904	129,124
Other indefinite-lived intangibles	118,882	96,182
Total assets	$743,623	$679,521
Liabilities and equity
Current liabilities:
Accounts payable	$18,800	$18,737
Accrued wages and related liabilities	27,691	43,106
Operating lease liabilities—current	20,557	19,671
Other accrued liabilities	20,925	20,186
Total current liabilities	87,973	101,700
Long-term operating lease liabilities—less current portion	260,236	253,420
Deferred tax liabilities, net	2,776	1,861
Other long-term liabilities	17,112	10,575
Long-term debt	52,500	—
Total liabilities	420,597	367,556
Commitments and contingencies
Equity:
Common stock, $0.001 par value; 100,000 shares authorized; 34,736 and 34,445 shares issued and outstanding, respectively, at March 31, 2025; and 34,670 and 34,373 shares issued and outstanding, respectively, at December 31, 2024	35	35
Additional paid-in capital	238,630	236,091
Retained earnings	64,997	57,222
Treasury stock, at cost, 3 shares at March 31, 2025 and December 31, 2024	(65)	(65)
Total The Pennant Group, Inc. stockholders’ equity	303,597	293,283
Noncontrolling interest	19,429	18,682
Total equity	323,026	311,965
Total liabilities and equity	$743,623	$679,521
See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except for per-share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$209,842	$156,915

Expense
Cost of services	168,745	125,995
Rent—cost of services	11,715	10,384
General and administrative expense	14,840	11,436
Depreciation and amortization	1,892	1,331
Gain on disposition of property and equipment, net	—	(755)
Total expenses	197,192	148,391
Income from operations	12,650	8,524
Other (expense) income, net:
Other (expense) income	(69)	85
Interest expense, net	(1,205)	(1,792)
Other expense, net	(1,274)	(1,707)
Income before provision for income taxes	11,376	6,817
Provision for income taxes	2,854	1,759
Net income	8,522	5,058
Less: Net income attributable to noncontrolling interest	747	152
Net income attributable to The Pennant Group, Inc.	$7,775	$4,906
Earnings per share:
Basic	$0.23	$0.16
Diluted	$0.22	$0.16
Weighted average common shares outstanding:
Basic	34,471	30,046
Diluted	35,202	30,403

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2024	34,670	$35	$236,091	$57,222	3	$(65)	$18,682	$311,965
Net income attributable to The Pennant Group, Inc.	—	—	—	7,775	—	—	—	7,775
Net income attributable to noncontrolling interests	—	—	—	—	—	—	747	747
Share-based compensation	—	—	2,147	—	—	—	—	2,147
Issuance of common stock from the exercise of stock options	41	—	392	—	—	—	—	392
Net issuance of restricted stock	25	—	—	—	—	—	—	—
Balance at March 31, 2025	34,736	$35	$238,630	$64,997	3	$(65)	$19,429	$323,026

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2023	30,297	$29	$105,712	$34,663	3	$(65)	$5,176	$145,515
Net income attributable to The Pennant Group, Inc.	—	—	—	4,906	—	—	—	4,906
Noncontrolling interests assumed related to acquisitions	—	—	—	—	—	—	11,726	11,726
Net income attributable to noncontrolling interests	—	—	—	—	—	—	152	152
Share-based compensation	—	—	1,440	—	—	—	—	1,440
Issuance of common stock from the exercise of stock options	72	1	492	—	—	—	—	493
Net issuance of restricted stock	2	—	—	—	—	—	—	—
Balance at March 31, 2024	30,371	$30	$107,644	$39,569	3	$(65)	$17,054	$164,232

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$8,522	$5,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,892	1,331
Amortization of deferred financing fees	221	130
Gain on disposition of property and equipment, net	—	(755)
Provision for doubtful accounts	193	244
Share-based compensation	2,147	1,440
Deferred income taxes	915	285
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13,884)	(10,483)
Prepaid expenses and other assets	(7,337)	(1,298)
Operating lease obligations	77	(13)
Accounts payable	1	2,414
Accrued wages and related liabilities	(16,275)	(3,001)
Other accrued liabilities	(560)	2,922
Income taxes payable	1,900	536
Other long-term liabilities	959	1,735
Net cash (used in) provided by operating activities	(21,229)	545
Cash flows from investing activities:
Purchase of property and equipment	(1,960)	(3,144)
Cash payments for business acquisitions	(47,620)	(11,680)
Cash payments for asset acquisitions	—	(10,380)
Escrow deposits	(1,366)	248
Other	645	1,320
Net cash used in investing activities	(50,301)	(23,636)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	96,500	69,000
Payments on Revolving Credit Facility	(44,000)	(49,750)
Issuance of common stock upon the exercise of options	392	493
Other financing activities	(387)	11
Net cash provided by financing activities	52,505	19,754
Net decrease in cash	(19,025)	(3,337)
Cash beginning of period	24,246	6,059
Cash end of period	$5,221	$2,722

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$757	$1,711
Income taxes	$4	$41
Operating lease liabilities	$10,691	$9,471
Operating lease right-of-use assets obtained in exchange for new lease obligations	$12,952	$755
Finance lease right-of-use assets obtained in exchange for new lease obligations	$5,349	$—
Non-cash investing activity:
Capital expenditures in accounts payable and accrued liabilities	$225	$125

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and operational senior living units)

1. DESCRIPTION OF BUSINESS
The Pennant Group, Inc. (herein referred to as “Pennant,” the “Company,” “it,” or “its”), is a holding company with no direct operating assets, employees or revenue. The Company, through its independent operating subsidiaries, provides healthcare services across the post-acute care continuum. As of March 31, 2025, the Company’s subsidiaries operated 137 home health, hospice and home care agencies and 60 senior living communities located in Arizona, California, Colorado, Idaho, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. We also provide home health and hospice operational support through a management service agreement in Connecticut.

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

The Condensed Consolidated Balance Sheet as of December 31, 2024 is derived from the Company’s annual audited Consolidated Financial Statements for the fiscal year ended December 31, 2024, which should be read in conjunction with these Interim Financial Statements. Certain information in the accompanying footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with GAAP.

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

These funds are recognized as a reduction of cost of services expenses when related expenses are incurred. As of March 31, 2025 and December 31, 2024, the Company had $238 and $705 in unapplied state relief funds, respectively. The

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

unapplied state relief funds received are recorded in other accrued liabilities. The Company recognized state relief funding totaling $682 for the three months ended March 31, 2025, and $453 for the three months ended March 31, 2024, which the Company recognized as a reduction of cost of services expense.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. This guidance is effective for annual periods beginning after December 15, 2024, which will be the Company's fiscal year 2025, with early adoption permitted. The Company is currently evaluating the impact of this ASU on the Consolidated Financial Statements.

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

The Company incurred costs of $195 for the three months ended March 31, 2025, and $280 for the three months ended March 31, 2024, that related primarily to shared services at proximate operations.

Expenses related to room and board charges at Ensign skilled nursing facilities for hospice patients were $1,672 for the three months ended March 31, 2025, and $1,500 for the three months ended March 31, 2024, and are included in cost of services.

The Company’s independent operating subsidiaries leased 32 communities from subsidiaries of Ensign under a master lease arrangement as of March 31, 2025. See further discussion below at Note 13, Leases.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income attributable to The Pennant Group, Inc.	$7,775	$4,906

Denominator:
Weighted average shares outstanding for basic net income per share	34,471	30,046
Plus: assumed incremental shares from exercise of options and assumed conversion or vesting of restricted stock(a)	731	357
Adjusted weighted average common shares outstanding for diluted income per share	35,202	30,403

Earnings Per Share:
Basic net income per common share	$0.23	$0.16
Diluted net income per common share	$0.22	$0.16

(a)
The diluted per share amounts do not reflect common share equivalents outstanding of 1,578 for the three months ended March 31, 2025, and 2,043 for the three months ended March 31, 2024, because of their anti-dilutive effect.

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

The Company records revenue from Medicare, Medicaid, and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s service specific revenue recognition policies are as follows:

Home Health Revenue

Medicare Revenue

Net service revenue is recognized in accordance with the Patient Driven Groupings Model (“PDGM”). Under PDGM, Medicare provides agencies with payments for each 30-day payment period provided to beneficiaries. If a beneficiary is still eligible for care after the end of the first 30-day payment period, a second 30-day payment period can begin. There are no limits to the number of periods of care a beneficiary who remains eligible for the home health benefit can receive. While payment for each 30-day payment period is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries who have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits is below an established threshold that varies based on the diagnosis of a beneficiary; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the period of care; (c) adjustment to the admission source of claim if it is determined that the patient had a qualifying stay in a post-acute care setting within 14 days prior to the start of a 30-day payment period; (d) the timing of the 30-day payment period provided to a patient in relation to the admission date, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes to the acuity of the patient during the previous 30-day payment period; (f) changes in the base payments established by the Medicare program; (g) adjustments to the base payments for case mix and geographic wages; and (h) recoveries of overpayments.

Effective January 1, 2025, CMS implemented a permanent behavioral adjustment of -1.975% to the national 30-day payment rate under the PDGM. This adjustment aims to account for differences between assumed and actual behavior changes following the implementation of PDGM, as mandated by the Bipartisan Budget Act of 2018. CMS estimates that Medicare payments to home health agencies in calendar year 2025 will increase in the aggregate by 0.5%, or $85 million, compared to calendar year 2024.

Also in January of 2025, CMS implemented updates to the PDGM case-mix weights, low utilization payment adjustment (“LUPA”) thresholds, functional impairment levels, and comorbidity adjustment subgroups. CMS based these updates on the most recent data available to it and are intended to better align payments with patient care needs.

The Company adjusts Medicare revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation, and other reasons unrelated to credit risk. Therefore, the Company believes that its reported net service revenue and patient accounts receivable will be the net amounts to be realized from Medicare for services rendered.

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

Revenue By Payor

Revenue by payor for the three months ended March 31, 2025 and 2024, is summarized in the following tables:

	Three Months Ended March 31, 2025
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$39,676	$61,449	$—	$101,125	48.2%
Medicaid	3,537	7,588	16,213	27,338	13.0
Subtotal	43,213	69,037	16,213	128,463	61.2
Managed care	29,782	932	—	30,714	14.6
Private and other(a)	16,289	617	33,759	50,665	24.2
Total revenue	$89,284	$70,586	$49,972	$209,842	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations and management services agreement.

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

Balance Sheet Impact

Included in the Company’s Condensed Consolidated Balance Sheets are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as contract liabilities, which primarily represent payments the Company receives in advance of services provided.

Accounts receivable, net as of March 31, 2025 and December 31, 2024 is summarized in the following table:

	March 31, 2025	December 31, 2024
Medicare	$55,694	$46,677
Medicaid	13,261	13,382
Managed care	15,999	14,220
Private and other	10,411	7,255
Accounts receivable, gross	95,365	81,534
Less: allowance for doubtful accounts	(373)	(232)
Accounts receivable, net	$94,992	$81,302

Concentrations - Credit Risk

The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s gross receivables from the Medicare and Medicaid programs accounted for approximately 72.3% and 73.7% of its total gross accounts receivable as of March 31, 2025 and December 31, 2024, respectively. Combined revenue from reimbursement under the Medicare and Medicaid programs accounted for 61.2% of the Company’s revenue for the three months ended March 31, 2025, and 65.1% of the Company’s revenue for the three months ended March 31, 2024.

Practical Expedients and Exemptions

As the Company’s contracts have an original duration of one year or less, the Company uses the practical expedient applicable to its contracts and does not consider the time value of money. Further, because of the short duration of these contracts, the Company has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue. In addition, the Company has applied the practical expedient provided by ASC Topic 340, Other Assets and Deferred Costs, and all incremental customer contract acquisition costs are expensed as they are incurred because the amortization period would have been one year or less.

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

As of March 31, 2025, the Company provided services through 137 affiliated home health, hospice and home care agencies, and 60 affiliated senior living operations. The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. The Company’s Service Center provides various services to all lines of business. The Company does not review assets by segment and therefore assets by segment are not disclosed below.

The CODM uses Segment Adjusted EBITDAR from Operations as the primary measure of profit and loss for the Company's reportable segments and to compare the performance of its operations with those of its competitors. The CODM monitors these results and provides guidance to the segment leadership to allocate enterprise-wide resources. Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, unallocated corporate and administrative expenses, and, in order to view the operations’ performance on a comparable basis from period to period, certain adjustments including: (1) start-up operations, (2) share-based compensation expense, (3) acquisition related costs and credit allowances, (4) costs associated with transitioning operations, (5) unusual, non-recurring, or redundant charges, and (6) net income attributable to noncontrolling interest. “All Other” consists of revenues generated at operating locations not included in the segment financial information reviewed by the CODM. Revenue included in the “All Other” category is insignificant individually, and therefore does not constitute a reportable segment. General and administrative expenses are not allocated to the reportable segments, and are included as “Unallocated corporate expenses”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
The following tables present certain financial information regarding the Company’s reportable segments, provided that general and administrative expenses are not allocated to the reportable segments:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Three Months Ended March 31, 2025
Segment Revenue	$159,443	$49,534	$865	$209,842
Segment Cost of Services	132,169	35,085
Segment Adjusted EBITDAR from Operations	$27,274	$14,449		$41,723
Three Months Ended March 31, 2024
Segment Revenue	$114,490	$40,015	$2,410	$156,915
Segment Cost of Services	94,940	28,004
Segment Adjusted EBITDAR from Operations	$19,550	$12,011		$31,561

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides a reconciliation of Segment Adjusted EBITDAR from Operations to Condensed Consolidated Income from Operations:

	Three Months Ended March 31,
	2025	2024
Segment Adjusted EBITDAR from Operations	$41,723	$31,561
Less: Unallocated corporate expenses	13,694	10,161
Depreciation and amortization	1,892	1,331
Rent—cost of services	11,715	10,384
Other (expense) income	(69)	85
Adjustments to Segment EBITDAR from Operations:
Less: Start-up operations(a)	78	(82)
Share-based compensation expense and related taxes(b)	2,167	1,526
Acquisition related costs and credit allowances(c)	272	137
Activities associated with transitioning operations(d)	20	(628)
Unusual, non-recurring or redundant charges(e)	51	275
Add: Net income attributable to noncontrolling interest	747	152
Condensed Consolidated Income from Operations	$12,650	$8,524

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(c)	Non-capitalizable costs associated with acquisitions, credit allowances, and write offs for amounts in dispute with the prior owners of certain acquired operations.
(d)	During the year ended December 31, 2023, an affiliate of the Company placed its memory care units into transition and is converting the facility into an assisted living community. We received insurance proceeds related to the property in 2024 which were recorded as a gain on asset disposition on the consolidated statements of income.
(e)	Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses.

Adjusted segment depreciation expense	Home Health and Hospice Services	Senior Living Services
Three Months Ended March 31, 2025	$230	$1,111
Three Months Ended March 31, 2024	$146	$929

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

2025 Acquisitions

During the three months ended March 31, 2025, the Company expanded its operations with the addition of five home health agencies, four hospice agencies, and three senior living communities. In connection with the senior living communities acquired, the Company entered into new long-term “triple-net” leases. A subsidiary of the Company entered into a separate

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

operations transfer agreement with the prior operator of each acquired operation as part of each transaction. These new communities included 188 operational senior living units to be operated by the Company's independent operating subsidiaries.

The five home health agencies and four hospice agencies were acquired on January 1, 2025, when the Company closed the second part of its planned acquisition of certain Signature Group, LLC operations. The transaction was classified as a business combination in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The aggregate purchase price for the business combination, paid through cash and acquired liabilities, was $48,480, which preliminarily consisted of goodwill of $25,780, indefinite-lived intangible assets of $18,000 related to Medicare and Medicaid licenses, and trade names of $4,700. The Company anticipates that the total goodwill recognized will be fully deductible for tax purposes. This Signature Group, LLC acquisition contributed $15,891 in revenue and operating income of $2,704 during the three months ended March 31, 2025.

Supplemental pro forma information for the Company’s first quarter 2025 acquisitions has not been presented for the pre-acquisition periods due to the impracticability of obtaining accurate or reliable historical financial information for the periods the acquired entities were not owned by the Company.

There were no material acquisition costs that were expensed related to the business combinations during the three months ended March 31, 2025.

2024 Acquisitions

During the three months ended March 31, 2024, the Company expanded its operations with the addition of one home health agency and two senior living communities. The Company acquired the real estate of the two senior living communities. These new communities included 223 operational senior living units to be operated by the Company's independent subsidiaries.

Additionally, the Company closed on a home health joint venture, which is majority-owned and managed by an independent operating subsidiary of the Company and provides home health services to patients throughout the San Francisco east bay region. The fair value of assets for the joint venture acquired was mostly concentrated in goodwill and intangible assets and as such, this transaction was classified as a business combination in accordance with ASC 805. The Company anticipates that the total goodwill recognized will be fully deductible for tax purposes.

There were no material acquisition costs that were expensed related to the business combinations during the three months ended March 31, 2024.

Subsequent Events

On April 1, 2025, the Company acquired the real estate of one senior living community located in Arizona. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of the acquired operation as part of the transaction. The acquisition adds to the Company’s existing strength in the region while building out its operational footprint. This new community includes 128 operational senior living units to be operated by one of the Company's independent operating subsidiaries.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. PROPERTY AND EQUIPMENT—NET
Property and equipment, net consist of the following:

	March 31, 2025	December 31, 2024
Land	$5,677	$5,632
Building	8,779	8,778
Leasehold improvements	22,294	21,879
Equipment	33,396	31,200
Furniture and fixtures	1,563	1,541
Construction in progress	2,061	2,715
	73,770	71,745
Less: accumulated depreciation	(30,246)	(28,449)
Property and equipment, net	$43,524	$43,296

Depreciation expense was $1,892 for the three months ended March 31, 2025, and $1,331 for the three months ended March 31, 2024.

The Company measures certain assets at fair value on a non-recurring basis, including long-lived assets, which are evaluated for impairment on an annual basis or when a triggering event occurs. Long-lived assets include assets such as property and equipment, operating lease assets and certain intangible assets. The inputs used to determine the fair value of long-lived assets in the impairment analysis are considered Level 3 measurements due to their subjective nature. Management has evaluated its long-lived assets and determined there was no impairment recorded during the three months ended March 31, 2025 and 2024.

9. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS
The following table represents activity in goodwill by segment for the three months ended March 31, 2025:

	Home Health and Hospice Services	Senior Living Services	Total
December 31, 2024	$125,482	$3,642	$129,124
Additions	25,780	—	25,780
March 31, 2025	$151,262	$3,642	$154,904

Other indefinite-lived intangible assets consist of the following:

	March 31, 2025	December 31, 2024
Trade names	$13,165	$8,465
Medicare and Medicaid licenses	105,717	87,717
Total	$118,882	$96,182

No goodwill or intangible asset impairment charges were recorded during the three months ended March 31, 2025 and 2024.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	March 31, 2025	December 31, 2024
Refunds payable	$1,850	$1,382
Deferred revenue	2,338	2,284
Resident deposits	1,148	1,399
Property taxes	1,193	1,028
Deferred state relief funds	238	705
Accrued self-insurance liabilities	6,522	5,396
Hospice CAP liabilities	2,365	4,007
Software license payable	879	1,170
Other	4,392	2,815
Other accrued liabilities	$20,925	$20,186

Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Deferred revenue occurs when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to residents.

11. DEBT
Long-term debt consists of the following:

	March 31, 2025	December 31, 2024
Revolving credit facility(a)	$52,500	$—

(a)	During the year ended December 31, 2024, the Company used the proceeds from a public offering of common stock to pay in full the outstanding balance on our revolving credit facility.

At March 31, 2025 and December 31, 2024, the Company had unamortized deferred debt issuance costs of $3,700 and $3,906, respectively, recorded in restricted and other assets on our Condensed Consolidated Balance Sheets. Amortization expense for deferred debt issuance costs was $221 for the three months ended March 31, 2025, and $130 for the three months ended March 31, 2024, and is recorded in interest expense, net on the Condensed Consolidated Statements of Income.

On July 31, 2024, Pennant entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which provides for a revolving credit facility (the “Amended Revolving Credit Facility”) with a syndicate of banks with a borrowing capacity of $250,000. In conjunction with the amendment, the Company incurred additional debt issuance costs of $3,915 and wrote off previously deferred unamortized debt issuance costs of $428 in 2024. Per the terms of the Amended Credit Agreement, the interest rates applicable to loans under the Amended Revolving Credit Facility are, at the Company’s election, either (i) Term Standard Overnight Financing Rate (“SOFR”) (as defined in the Amended Credit Agreement) plus a margin ranging from 1.75% to 2.75% per annum or (ii) Base Rate plus a margin ranging from 0.75% to 1.75% per annum, in each case based on the ratio of Consolidated Total Net Debt to Consolidated EBITDA (each, as defined in the Amended Credit Agreement). In addition, Pennant pays a commitment fee on the undrawn portion of the commitments under the Amended Revolving Credit Facility that ranges from 0.25% to 0.45% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio of the Company and its subsidiaries. The Company is not required to repay any loans under the Amended Credit Agreement prior to maturity in July 2029. As of March 31, 2025, the Company’s weighted average interest rate on its outstanding debt was 6.42%. As of March 31, 2025, the Company had available borrowing on the Amended Revolving Credit Facility of $193,314, which was net of outstanding letters of credit of $4,186.

The fair value of the Amended Revolving Credit Facility approximates carrying value, due to the short-term nature and variable interest rates. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Amended Credit Agreement is guaranteed, jointly and severally, by certain of the Company’s independent operating subsidiaries, and is secured by a pledge of stock of the Company's material independent operating subsidiaries as well as a first lien on substantially all of each material operating subsidiary's personal property. The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain leverage ratios that impact the amount of interest. As of March 31, 2025, the Company was compliant with all such financial covenants.

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

Total share-based compensation expense for all Pennant Plans for the three months ended March 31, 2025 and 2024 was:

	Three Months Ended March 31,
	2025	2024
Share-based compensation expense related to stock options	$1,332	997
Share-based compensation expense related to Restricted Stock	432	93
Share-based compensation expense related to Restricted Stock to non-employee directors	383	350
Total share-based compensation	$2,147	$1,440

In future periods, the Company estimates it will recognize the following share-based compensation expense for unvested stock options and unvested Restricted Stock as of March 31, 2025:

	Unrecognized Compensation Expense	Weighted Average Recognition Period (in years)
Unvested Stock Options	$15,676	3.6
Unvested Restricted Stock	2,022	3.1
Total unrecognized share-based compensation expense	$17,698
Stock Options

Under the Pennant Plans, options granted to employees of the subsidiaries of Pennant generally vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years after the date of grant.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for share-based payment awards under the Pennant Plans. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility and expected option life. The Company develops estimates based on historical data and market information, which can change significantly over time.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted as of March 31:

Grant Year	Options Granted	Risk-Free Interest Rate	Expected Life(a)	Expected Volatility(b)	Dividend Yield	Weighted Average Fair Value of Options
2025	224	4.0%	6.5	42.1%	—%	$10.96
2024	498	4.2%	6.5	42.6%	—%	$9.27

(a)
Under the midpoint method, the expected option life is the midpoint between the contractual option life and the average vesting period for the options being granted. This resulted in an expected option life of 6.5 years for the options granted.

(b)	Because the Company’s equity shares have been traded for a relatively short period of time, expected volatility assumption was based on the volatility of related industry stocks.

The following table represents the employee stock option activity during the three months ended March 31, 2025:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
December 31, 2024	3,331	20.01	1,367	$20.67
Granted	224	22.53
Exercised	(41)	9.55
Forfeited	(20)	19.52
Expired	(2)	28.63
March 31, 2025	3,492	$20.30	1,582	$20.75

Restricted Stock

A summary of the status of Pennant’s non-vested Restricted Stock, and changes during the three months ended March 31, 2025, is presented below:

	Non-Vested Restricted Stock	Weighted Average Grant Date Fair Value
December 31, 2024	152	$16.27
Granted	25	25.43
Vested	(25)	25.43
March 31, 2025	152	$16.27

13. LEASES
The Company has operating leases through which their independent operating subsidiaries lease administrative offices of home health and hospice agencies, senior living communities, and corporate offices with initial lease terms ranging from one to 25 years. Most of these operating leases are non-cancelable, contain renewal options, most involve rent increases and none contain purchase options. The lease term excludes lease renewals because the renewal rents are not at a bargain, there are no economic penalties for the Company to renew the lease, and it is not reasonably certain that the Company will exercise the extension options. The Company elected the accounting policy practical expedients in ASC 842 to: (i) combine associated lease and non-lease components into a single lease component; and (ii) exclude recording short-term leases as right-of-use assets and liabilities on the Condensed Consolidated Balance Sheets. Non-lease components, which are not significant overall, are combined with lease components.

As of March 31, 2025, the Company’s independent operating subsidiaries leased 32 senior living communities from

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

subsidiaries of Ensign (“Ensign Leases”) under a master lease arrangement. The existing leases with subsidiaries of Ensign have initial terms of between 14 to 20 years. The total amount of rent expense included in rent - cost of services paid to subsidiaries of Ensign was $3,754 for the three months ended March 31, 2025, and $3,488 for the three months ended March 31, 2024. In addition to rent, each of the operating companies are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all community maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties.

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

The Company also has finance lease right of use assets included in restricted and other assets and finance lease liabilities included in other accrued liabilities and other long-term liabilities on our Condensed Consolidated Balance Sheets. These finance leases have initial terms between 2 and 5 years. As of March 31, 2025, the Company has a real estate lease with a purchase option that we are reasonably certain to exercise in 2 years and leased vehicles that are considered finance leases under ASC 842. As of March 31, 2025, the weighted average remaining lease term and the weighted average discount rate was 2.2 years and 6.28%, respectively. The total amount of costs pertaining to finance leases include $97 and $69 amortization and interest expense for the three months ended March 31, 2025, respectively and $42 and $11 amortization and interest expense for the three months ended March 31, 2024, respectively.

The components of operating lease cost, are as follows:

	Three Months Ended March 31,
	2025	2024
Operating Lease Costs:
Community Rent—cost of services	$9,573	$8,627
Office Rent—cost of services	2,142	1,757
Rent—cost of services	$11,715	$10,384

General and administrative expense	$161	$87
Variable lease cost (a)	$2,403	$2,030

(a)
Represents variable lease cost for operating leases, which costs include property taxes and insurance, common area maintenance, and consumer price index increases, incurred as part of the Company’s triple net leases, and which is included in cost of services for our home health and hospice and senior living leases, and general and administrative expense for our Service Center leases for the three months ended March 31, 2025 and 2024.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table shows the lease maturity analysis for all leases as of March 31, 2025, for the years ended December 31:

Year	Operating Lease Amounts	Finance Lease Amounts
2025 (Remainder)	$31,562	$548
2026	40,365	721
2027	39,140	5,436
2028	37,669	217
2029	36,546	14
Thereafter	248,467	—
Total lease payments	433,749	6,936
Less: present value adjustments	(152,956)	(732)
Present value of total lease liabilities	280,793	6,204
Less: current lease liabilities	(20,557)	(351)
Long-term lease liabilities	$260,236	$5,853

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at each lease’s commencement date to determine each lease's operating lease liability. As of March 31, 2025, the weighted average remaining lease term is 11.6 years and the weighted average discount rate is 8.0%.

14. INCOME TAXES
The Company recorded income tax expense of $2,854 and $1,759, or 25.1% and 25.8% of earnings before income taxes for the three months ended March 31, 2025 and 2024, respectively. Certain of the Company’s subsidiaries are treated for income tax purposes like partnerships. The noncontrolling portion of those subsidiaries’ earnings reduces the Company’s effective tax rate. The decrease in the effective tax rate is primarily due to having more earnings by those subsidiaries.

15. DEFINED CONTRIBUTION PLAN
The Company has a 401(k) defined contribution plan (the “401(k) Plan”), whereby eligible employees may contribute up to 90% of their annual basic earnings, subject to applicable annual Internal Revenue Code limits. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company. The Company expensed matching contributions to the 401(k) Plan of $578 and $291 for the three months ended March 31, 2025, and 2024, respectively.

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

At March 31, 2025 and December 31, 2024, the Company’s deferred compensation liabilities were $3,128 and $2,170, respectively, in other long-term liabilities on the Condensed Consolidated Balance Sheets. The cash surrender value of the individual variable life insurance contracts is based on investment funds that shadow the investment allocations specified by

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

participants in the DCP. At March 31, 2025 and December 31, 2024, the cash surrender value of the company owned life insurance (“COLI”) policies were $3,169 and $2,182, respectively, and were included as a component of restricted and other assets on the Condensed Consolidated Balance Sheets. There are no outstanding loan amounts offset against the cash surrender value of the COLI policies. The losses recorded for the change in cash surrender value were immaterial for each period presented.

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

Medicare Revenue Recoupments - The Company is subject to probe reviews relating to Medicare services, billings and potential overpayments by Unified Program Integrity Contractors (“UPIC”), Recovery Audit Contractors (“RAC”), Zone Program Integrity Contractors (“ZPIC”), Program Safeguard Contractors (“PSC”), Supplemental Medical Review Contractors (“SMRC”) and Medicaid Integrity Contributors (“MIC”) programs, (each of the foregoing collectively referred to as “Reviews.” )

As of March 31, 2025, 12 of the Company’s independent operating subsidiaries had Reviews scheduled, on appeal or in dispute resolution process, both pre- and post-payment. If an operation fails an initial or subsequent Review, the operation could then be subject to extended Review, suspension of payment, or extrapolation of the identified error rate to all billing in the same time period. The Company, from time to time, receives record requests in Reviews which have resulted in claim denials on paid claims. The Company has appealed substantially all denials arising from these Reviews using the applicable appeals process. As of March 31, 2025, and through the filing of this Quarterly Report on Form 10-Q, the Company’s independent operating subsidiaries have responded to the Reviews that are currently ongoing, on appeal or in dispute resolution process. The Company cannot predict the ultimate outcome of any regulatory and other governmental Reviews. While such Reviews are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The costs to respond to and defend such Reviews may be significant and an adverse determination in such Reviews may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, other penalties (some of which may not be covered by insurance), and termination from Medicare programs which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.

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

The Company is self-insured for claims related to employee health, dental, and vision care. To protect itself against loss exposure, the Company has purchased individual stop-loss insurance coverage that insures individual health claims that exceed $350 for each covered person for fiscal year 2025 and fiscal year 2024.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. SUBSEQUENT EVENTS
On April 30, 2025, the Company entered into a purchase agreement with UnitedHealth Group Incorporated (“UnitedHealth”), Amedisys, Inc. ("Amedisys"), and certain other sellers (collectively, the “Sellers”). Pursuant to the purchase agreement, the Company may acquire from the Sellers certain equity interests in and certain assets of the Seller related to the business of providing home health, hospice, or palliative care services. The Purchase Agreement contains customary representations, warranties, covenants, conditions to closing (including regulatory approvals under any antitrust law or any healthcare law for the transaction and approval of a proposed merger of Amedisys with UnitedHealth pursuant to a previously disclosed merger agreement), and indemnification obligations of the parties. The purchase price is $102,484, subject to pre-closing adjustments and post-closing adjustments as set forth in the purchase agreement.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the Interim Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”). The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), which discusses our business and related risks in greater detail, as well as subsequent reports we may file from time to time on Form 10-K, Form 10-Q and Form 8-K, for additional information. The section entitled “Risk Factors” filed within our 2024 Annual Report describes some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Quarterly Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

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

    The risk factors discussed in this Quarterly Report and the 2024 Annual Report under the heading “Risk Factors,” could cause our results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

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
•potential additional regulation affecting the transparency, ownership, operating standards, conditions of licensure or participation in certain payment programs, and staffing of businesses in our industry;
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

•security breaches and other cyber security incidents; and
•the performance of the financial and credit markets and uncertainties related to our ability to obtain financing or the terms of such financing.

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

Overview

We are a leading provider of high-quality healthcare services to patients and residents of all ages, including the growing senior population, in the United States. We strive to be the provider of choice in the communities we serve through our innovative operating model. We operate in multiple lines of businesses including home health, hospice and senior living services across Arizona, California, Colorado, Idaho, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. We also provide home health and hospice operational support through a management service agreement in Connecticut. As of March 31, 2025, our home health and hospice business provided home health, hospice and home care services from 137 agencies operating across these 13 states, and our senior living business operated 60 senior living communities throughout seven states.

The following table summarizes our affiliated home health and hospice agencies and senior living communities as of:

	December 31,								March 31,
	2017	2018	2019	2020	2021	2022	2023	2024	2025
Home health and hospice agencies	46	54	63	76	88	95	111	123	137
Senior living communities	43	50	52	54	54	49	51	57	60
Senior living units	3,434	3,820	3,963	4,127	4,127	3,500	3,588	3,960	4,148
Total number of home health, hospice, and senior living operations	89	104	115	130	142	144	162	180	197

Recent Activities

Acquisitions. During the three months ended March 31, 2025, we expanded our operations with the addition of five home health agencies, four hospice agencies, and three senior living communities. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction.

Trends

We have experienced improvement in senior living revenue per occupied unit during the three months ended March 31, 2025, compared to the same period in 2024. Though we have seen improvements in revenue per occupied unit year over year, the highly competitive environment for senior living residents and inflationary factors will continue to impact the rate at which our revenue per occupied unit changes in our senior living communities.

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

Government Regulation

We have disclosed under the heading “Government Regulation” in the 2024 Annual Report a summary of regulations that we believe materially affect our business, financial condition or results of operations. Since the time of the filing of the 2024 Annual Report, the following regulations have been updated.

On April 11, 2025, CMS issued the 2026 Hospice Payment Rate Update proposed rule (the “Hospice Payment Proposed Rule”). The Hospice Payment Proposed Rule’s payment update percentage is 2.4%, which is an estimated increase of $695 million in payments from fiscal year 2025. The payment update percentage is based on a 3.2% market basket percentage increase, which is reduced by a 0.8% productivity adjustment. The Hospice Payment Proposed Rule clarifies that the physician member of a hospice’s interdisciplinary group may recommend admission to hospice care, which aligns certification regulations with the hospice conditions of participation. In addition, the Hospice Payment Proposed Rule updates the statutory aggregate cap that limits the overall payments per patient that may be made to a hospice annually. The hospice cap amount for the 2026 fiscal year is $35,292.51, increased from the 2025 fiscal year cap of $34,465.34. The Hospice Payment Proposed Rule also proposes two new quality measures for potential adoption into the Hospice Quality Reporting Program: timely reassessment of pain impact and timely reassessment of non-pain symptom impact. If finalized and adopted for implementation beginning in fiscal year 2028, these measures would be intended to evaluate timely follow-up on patient symptoms. Finally, the Hospice Payment Proposed Rule contained a request for information seeking public comment on approaches and opportunities to streamline regulations and reduce burdens on participating providers, including hospice agencies.

On April 2, 2025, President Trump signed the executive order to impose a variety of tariffs to the global trading partners of the United States. These tariffs have the potential to increase costs on goods that are imported into the United States. As it pertains to our independent subsidiaries, tariffs on medical supplies may lead to higher costs to providers and the federal government through the Medicare and Medicaid programs and may impact the formulas used to calculate federal reimbursements.
Segments

We have two reportable segments: (1) home health and hospice services, which includes our home health, hospice, home care, and geriatric primary and palliative care businesses; and (2) senior living services, which includes our assisted living, independent living, and memory care services. Our Chief Executive Officer, who is our CODM, reviews financial information at the operating segment level using segment adjusted EBITDAR from operations.

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

The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Home health services:
Total home health admissions	18,878	14,649
Total Medicare home health admissions	7,599	6,346
Average Medicare revenue per 60-day completed episode(a)	$3,801	$3,477
Hospice services:
Total hospice admissions	3,783	3,080
Average hospice daily census	3,794	2,962
Hospice Medicare revenue per day	$190	$187

(a)	The year-to-date average Medicare revenue per 60-day completed episode includes post period claim adjustments for prior quarters.

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

The following table summarizes our senior living statistics for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Occupancy	78.5%	78.5%
Average monthly revenue per occupied unit	$5,193	$4,667

Revenue Sources

Home Health and Hospice Services

Home Health. We derive the majority of our home health revenue from Medicare and managed care. The Medicare payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Net service revenue is recognized in accordance with PDGM methodology. Under PDGM, Medicare provides agencies with payments for each 30-day period of care provided to beneficiaries. If a beneficiary is still eligible for care after the end of the first 30-day payment period, a second 30-day payment period can begin. There are no limits to the number of periods of care a beneficiary who remains eligible for the home health benefit can receive. While payment for each 30-day period of care is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The PDGM payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a LUPA if the number of visits is below an established threshold that varies based on the diagnosis of a beneficiary; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the period of care; (c) adjustment to the admission source of claim if it is determined that the patient had a qualifying stay in a post-acute care setting within 14 days prior to the start of a 30-day payment period; (d) the timing of the 30-day payment period provided to a patient in relation to the admission date, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes to the acuity of the patient during the previous 30-day period of care; (f) changes in the base payments established by the Medicare program; (g) adjustments to the base payments for case mix and geographic wages; and (h) recoveries of overpayments. These variables are subject to periodic adjustments set by CMS regulations. For further detail regarding PDGM see the Government Regulation section of our 2024 Annual Report.

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

Primary Components of Expense

Cost of Services (excluding rent, general and administrative expense and depreciation and amortization). Our cost of services represents the costs of operating our independent operating subsidiaries, which primarily consists of employee wages and related benefits, share-based compensation, supplies, purchased services, and ancillary expenses such as the cost of pharmacy and therapy services provided to patients and res. Cost of services also includes the cost of general and professional liability insurance and other general cost of services specifically attributable to our operations.

Rent—Cost of Services. Rent—cost of services consists solely of base minimum rent amounts payable under lease agreements to our landlords. Our subsidiaries lease and operate but do not own the underlying real estate at our operations, and these amounts do not include taxes, insurance, impounds, capital reserves or other charges payable under the applicable lease agreements.

General and Administrative Expense. General and administrative expense consists primarily of employee wages and related benefits and travel expenses for our Service Center personnel in providing training and other operational support. General and administrative expense also includes professional fees (including accounting and legal fees), costs relating to information systems, stock-based compensation and rent for our Service Center offices.

Depreciation and Amortization. Property and equipment are recorded at their historical cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets (ranging from one to 40 years). Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on Interim Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the Interim Financial Statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis we review our judgments and estimates, including but not limited to those related to self-insurance reserves, revenue, intangible assets, and goodwill. We base our estimates and judgments upon our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty, and actual results could differ materially from the amounts reported. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, within the 2024 Annual Report for further information on our critical accounting estimates and policies, which are as follows:

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Total revenue	100.0%	100.0%
Expense:
Cost of services	80.4	80.3
Rent—cost of services	5.6	6.6
General and administrative expense	7.1	7.3
Depreciation and amortization	0.9	0.9
Gain on disposition of property and equipment, net	—	(0.5)
Total expenses	94.0	94.6
Income from operations	6.0	5.4
Other expense:
Other income	—	0.1
Interest expense, net	(0.6)	(1.1)
Other expense, net	(0.6)	(1.0)
Income before provision for income taxes	5.4	4.4
Provision for income taxes	1.3	1.2
Net income	4.1	3.2
Less: net income attributable to noncontrolling interest	0.4	0.1
Net income attributable to Pennant	3.7%	3.1%

The following table presents our consolidated GAAP Financial measures for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Consolidated GAAP Financial Measures:
Total revenue	$209,842	$156,915
Total expenses	197,192	148,391
Income from operations	$12,650	$8,524

The following tables present certain financial information regarding our reportable segments for the periods presented. General and administrative expenses are not allocated to the reportable segments.

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Three Months Ended March 31, 2025
Segment Revenue	$159,443	$49,534	$865	$209,842
Segment Cost of Services	132,169	35,085
Segment Adjusted EBITDAR from Operations	$27,274	$14,449		$41,723
Three Months Ended March 31, 2024
Segment Revenue	$114,490	$40,015	$2,410	$156,915
Segment Cost of Services	94,940	28,004
Segment Adjusted EBITDAR from Operations	$19,550	$12,011		$31,561

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations to Condensed Consolidated Income from Operations:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Segment Adjusted EBITDAR from Operations(a)	$41,723	$31,561
Less: Unallocated corporate expenses	13,694	10,161
Less: Depreciation and amortization	1,892	1,331
Rent—cost of services	11,715	10,384
Other income (expense)	(69)	85
Adjustments to Segment EBITDAR from Operations:
Less: Start-up operations(b)	78	(82)
Share-based compensation expense(c)	2,167	1,526
Acquisition related costs and credit allowances(d)	272	137
Activities associated with transitioning operations(e)	20	(628)
Unusual, non-recurring or redundant charges(f)	51	275
Add: Net income attributable to noncontrolling interest	747	152
Income from operations	$12,650	$8,524

(a)	Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, unallocated corporate and administrative expenses, and, in order to view the operations’ performance on a comparable basis from period to period, certain adjustments including: (1) start-up operations, (2) share-based compensation expense, (3) acquisition related costs and credit allowances, (4) costs associated with transitioning operations, (5) unusual, non-recurring, or redundant charges, and (6) net income attributable to noncontrolling interest. “All Other” consists of revenues generated at operating locations not included in the segment financial information reviewed by the CODM. Revenue included in the “All Other” category is insignificant individually, and therefore does not constitute a reportable segment. General and administrative expenses are not allocated to the reportable segments, and are included as “Unallocated corporate expenses”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(b)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(c)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(d)	Non-capitalizable costs associated with acquisitions, credit allowances, and write offs for amounts in dispute with the prior owners of certain acquired operations.

(e)	During the year ended December 31, 2023, an affiliate of the Company placed its memory care units into transition and is converting the facility into an assisted living community. We received insurance proceeds related to the property in 2024 which were recorded as a gain on asset disposition on the consolidated statements of income.
(f)	Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses.
Performance and Valuation Measures:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Consolidated Non-GAAP Financial Measures:
Performance Metrics
Consolidated EBITDA	$13,726	$9,788
Consolidated Adjusted EBITDA	$16,373	$11,224
Valuation Metric
Consolidated Adjusted EBITDAR	$28,029

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Segment Non-GAAP Measures:(a)
Segment Adjusted EBITDA from Operations
Home health and hospice services	$25,139	$17,886
Senior living services	$4,928	$3,499

(a)	General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss.

The table below reconciles Consolidated Net Income to the consolidated Non-GAAP financial measures, Consolidated EBITDA and Consolidated Adjusted EBITDA, and to the Non-GAAP valuation measure, Consolidated Adjusted EBITDAR, for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Consolidated net income	$8,522	$5,058
Less: Net income attributable to noncontrolling interest	747	152
Add: Provision for income taxes	2,854	1,759
Interest expense, net	1,205	1,792
Depreciation and amortization	1,892	1,331
Consolidated EBITDA	13,726	9,788
Adjustments to Consolidated EBITDA
Add: Start-up operations(a)	78	(82)
Share-based compensation expense(b)	2,167	1,526
Acquisition related costs and credit allowances(c)	272	137
Activities associated with transitioning operations(d)	20	(628)
Unusual, non-recurring or redundant charges(e)	51	275
Rent related to items (a) and (d) above	59	208
Consolidated Adjusted EBITDA	16,373	11,224
Rent—cost of services	11,715	10,384
Rent related to items (a) and (d) above	(59)	(208)
Adjusted rent—cost of services	11,656	10,176
Consolidated Adjusted EBITDAR	$28,029

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(c)	Non-capitalizable costs associated with acquisitions, credit allowances, and write offs for amounts in dispute with the prior owners of certain acquired operations.
(d)	During the year ended December 31, 2023, an affiliate of the Company placed its memory care units into transition and is converting the facility into an assisted living community. We received insurance proceeds related to the property in 2024 which were recorded as a gain on asset disposition on the consolidated statements of income.
(e)	Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses.

The table below reconciles Segment Adjusted EBITDAR from Operations to Segment Adjusted EBITDA from Operations for the periods presented:

	Three Months Ended March 31,
	Home Health and Hospice		Senior Living
	2025	2024	2025	2024
	(In thousands)
Segment Adjusted EBITDAR from Operations	$27,274	$19,550	$14,449	$12,011
Less: Rent—cost of services	2,142	1,729	9,573	8,655
Rent related to start-up and transitioning operations	(7)	(65)	(52)	(143)
Segment Adjusted EBITDA from Operations	$25,139	$17,886	$4,928	$3,499

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

Valuation Measure:

Consolidated Adjusted EBITDAR

We use Consolidated Adjusted EBITDAR as one measure in determining the value of prospective acquisitions. It is also a measure commonly used by research analysts and investors to compare the enterprise value of different companies in the healthcare industry, without regard to differences in capital structures. Additionally, we believe the use of Consolidated Adjusted EBITDAR allows us, research analysts and investors to compare operational results of companies without regard to operating and finance leases. A significant portion of finance lease expenditures are recorded in interest, whereas operating lease expenditures are recorded in rent expense.

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

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Revenue

	Three Months Ended March 31,
	2025		2024
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$74,118	35.3%	$57,212	36.5%
Hospice	70,586	33.6	54,607	34.8
Home care and other(a)	15,166	7.2	4,671	3.0
Total home health and hospice services	159,870	76.1	116,490	74.3
Senior living services	49,972	23.9	40,425	25.7
Total revenue	$209,842	100.0%	$156,915	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $52.9 million, or 33.7%, during the three months ended March 31, 2025. We experienced growth of $43.4 million from increased operational performance in our Home Health and Hospice segment from increased admissions and census, in part driven by newly acquired agencies when compared to the three months ended March 31, 2024. The growth in our Senior Living segment resulted in an increase in revenue of $9.5 million driven by acquired senior living communities and the improved average rate per occupied room.

Home Health and Hospice Services

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$74,118	$57,212	$16,906	29.5%
Hospice services	70,586	54,607	15,979	29.3
Home care and other	15,166	4,671	10,495	224.7
Total home health and hospice revenue	$159,870	$116,490	$43,380	37.2%

	Three Months Ended March 31,
	2025	2024	Change	% Change
Home health services:
Total home health admissions	18,878	14,649	4,229	28.9%
Total Medicare home health admissions	7,599	6,346	1,253	19.7
Average Medicare revenue per 60-day completed episode	$3,801	$3,477	$324	9.3
Hospice services:
Total hospice admissions	3,783	3,080	703	22.8
Average daily hospice census	3,794	2,962	832	28.1
Hospice Medicare revenue per day	$190	$187	$3	1.6
Number of home health and hospice agencies at period end	137	112	25	22.3

Home health and hospice revenue increased $43.4 million, or 37.2%, for the three months ended March 31, 2025 compared to the prior year quarter. Revenue grew due to an increase in certain key performance indicators, including an increase of 28.9% in total home health admissions, an increase in total hospice admissions of 22.8%, and an increase in average daily hospice census of 28.1% during the three months ended March 31, 2025 compared to the prior year quarter. Growth was also driven by the addition of twenty-five home health and hospice operations between March 31, 2024 and March 31, 2025. Agencies acquired during calendar year 2024 and year-to-date March 31, 2025 drove an increase of $30.9 million, or 26.6%.

Senior Living Services

	Three Months Ended March 31,
	2025	2024	Change	% Change

Revenue (in thousands)	$49,972	$40,425	$9,547	23.6%
Number of communities at period end	60	53	7	13.2
Occupancy	78.5%	78.5%	—%
Average monthly revenue per occupied unit	$5,193	$4,667	$526	11.3

Senior living revenue increased $9.5 million, or 23.6%, for the three months ended March 31, 2025 compared to the prior year quarter. Revenue grew due to an 11.3% increase in average monthly revenue per occupied unit between March 31, 2024 and March 31, 2025. Growth was also driven by the addition of seven senior living communities between March 31, 2024 and March 31, 2025. Communities acquired during calendar year 2024 and year-to-date March 31, 2025 drove an increase of $6.0 million, or 14.9%, overall.

Cost of Services

The following table sets forth total cost of services by each of our reportable segments for the periods indicated:

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(In thousands)
Home Health and Hospice	$132,769	$97,320	$35,449	36.4%
Senior Living	35,976	28,675	7,301	25.5
Total cost of services	$168,745	$125,995	$42,750	33.9%

Total consolidated cost of services increased $42.8 million, or 33.9%, for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024. Cost of services as a percentage of revenue increased by 10 basis points from 80.3% to 80.4% for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024.

Home Health and Hospice Services

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(In thousands)
Cost of service	$132,769	$97,320	$35,449	36.4%
Cost of services as a percentage of revenue	83.0%	83.5%	(0.5)%

Cost of services related to our Home Health and Hospice Services segment increased $35.4 million, or 36.4%, primarily due to increased volume of services provided. Cost of services as a percentage of revenue for the three months ended March 31, 2025 decreased 50 basis points when compared to the three months ended March 31, 2024 due to increased efficiency in our operations.

Senior Living Services

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(In thousands)
Cost of service	$35,976	$28,675	$7,301	25.5%
Cost of services as a percentage of revenue	72.0%	70.9%	1.1%

Cost of services related to our Senior Living Services segment increased $7.3 million, or 25.5%, primarily due to increased wages and benefits and acquisition activity. As a percentage of revenue, costs of service increased by 110 basis points for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024.

Rent—Cost of Services. Rent expense increased 12.8% from $10.4 million to $11.7 million in the three months ended March 31, 2025 when compared to the three months ended March 31, 2024, primarily as a result of the new leases on the acquired home health and hospice operations and senior living communities. Rent as a percentage of total revenue decreased 100 basis points from 6.6% for the three months ended March 31, 2024, compared to 5.6% for the three months ended March 31, 2025.

General and Administrative Expense. Our general and administrative expense increased $3.4 million, or 29.8%, from $11.4 million to $14.8 million for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024. General and administrative expense as a percentage of revenue decreased 20 basis points from 7.3% to 7.1% during the period. The primary driver of the increase in general and administrative expense was due to an increase in payroll and related benefits for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024.

Depreciation and Amortization. Depreciation and amortization expense increased $0.6 million, or 42.1%, from $1.3 million to $1.9 million for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024. The primary driver of the increase in depreciation and amortization was due to the acquisition of two senior living communities in 2024.

Provision for Income Taxes. We recorded income tax expense of $2.9 million and $1.8 million or 25.1% and 25.8% of earnings before income taxes for the three months ended March 31, 2025 and 2024, respectively. Certain of our subsidiaries are treated for income tax purposes like partnerships. The noncontrolling portion of those subsidiaries’ earnings reduces our effective tax rate. The decrease in the effective tax rate is primarily due to having more earnings by those subsidiaries.

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

The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of March 31, 2025, the Company was compliant with all such financial covenants.

As of March 31, 2025, we had $5.2 million of cash and $193.3 million of available borrowing capacity on our Amended Revolving Credit Facility.

We believe that our existing cash, cash generated through operations, and access to available borrowing capacity under our Amended Credit Agreement, will be sufficient to provide adequate liquidity for the next twelve months for both our operating activities and for opportunities of acquisition growth.

The following table presents selected data from our Condensed Consolidated Statement of Cash Flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net cash (used in) provided by operating activities	$(21,229)	$545
Net cash used in investing activities	(50,301)	(23,636)
Net cash provided by financing activities	52,505	19,754
Net decrease in cash	(19,025)	(3,337)
Cash at beginning of period	24,246	6,059
Cash at end of period	$5,221	$2,722

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Our net cash flow from operating activities for the three months ended March 31, 2025 decreased by $21.8 million when compared to the three months ended March 31, 2024. The primary driver of this difference was a decrease in cash flows from the change in operating assets and liabilities of $27.9 million, net, and a decrease of $2.7 million in non-cash expenses, partially offset by an increase in net income of $3.5 million.

Our net cash used in investing activities for the three months ended March 31, 2025 increased by $26.7 million compared to the three months ended March 31, 2024, primarily driven by an increase in business and asset acquisitions.

Our net cash provided by financing activities increased by approximately $32.8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to a net increase in the balance on our line of credit during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

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

Other than those transactions, there have been no other material changes to our total obligations during the period covered by this Quarterly Report outside of the normal course of our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We are exposed to risks associated with market changes in interest rates. On July 31, 2024, Pennant entered into the Amended Credit Agreement, which provides for a revolving credit facility with a syndicate of banks with a borrowing capacity of $250.0 million. A 1.0% interest rate change would cause interest expense to change by approximately $0.5 million annually based upon our outstanding long-term debt as of March 31, 2025. We manage our exposure to this market risk by monitoring available financing alternatives.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. However, the results of such matters cannot be predicted with certainty and we cannot assure you that the ultimate resolution of any legal or administrative proceeding or dispute will not have a material adverse effect on our business, financial condition, results of operations and cash flows. See Note 16, Commitments and Contingencies, to the Interim Financial Statements for a description of claims and legal actions arising in the ordinary course of our business.

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in the 2024 Annual Report risk factors that materially affect our business, financial condition or results of operations, and disclosed more recent events relevant to our business under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. You should carefully consider the risk factors set forth in the 2024 Annual Report and the other information set forth elsewhere in this Quarterly Report. In particular, if CMS adopts the Home Health Payment Proposed Rule as a final rule in its current form or in a substantially similar form, we may be adversely affected by decreased Medicare reimbursement for home health services in calendar year 2025. Medicare’s rates for home health services not only affect Medicare beneficiaries but may also have consequences for home health patients whose benefits are paid by commercial insurance or other payors that base their payments to home health agencies on Medicare’s payment rates. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5. Other Information

Rule 10b5-1 Plan Termination

Jason P. Steik, Chief Clinical Officer, entered into a Rule 10b5-1 trading arrangement on August 16, 2024 (the “Rule 10b5-1 Plan”). On March 4, 2025, Mr. Steik terminated the Rule 10b5-1 Plan.

This Rule 10b5-1 trading arrangement was entered into during open trading windows and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company's policies regarding transactions in Company securities.

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

The Pennant Group, Inc.

Dated: May 6, 2025	BY:	/s/ LYNETTE B. WALBOM
Lynette B. Walbom
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)