Form 10-Q
period 2025-06-30
Pennant Group, Inc.
filed 2025-08-06
CIK 1766400

+

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2025.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 4, 2025, 34,561,986 shares of the registrant’s common stock were outstanding.

THE PENNANT GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash	$14,385	$24,246
Accounts receivable—less allowance for doubtful accounts of $506 and $232, respectively	95,720	81,302
Prepaid expenses and other current assets	17,269	17,308
Total current assets	127,374	122,856
Property and equipment, net	52,578	43,296
Operating lease right-of-use assets	273,842	270,586
Deferred tax assets, net	33	—
Restricted and other assets	23,804	17,477
Goodwill	156,604	129,124
Other indefinite-lived intangibles	117,182	96,182
Total assets	$751,417	$679,521
Liabilities and equity
Current liabilities:
Accounts payable	$19,211	$18,737
Accrued wages and related liabilities	42,731	43,106
Operating lease liabilities—current	20,667	19,671
Other accrued liabilities	22,332	20,186
Total current liabilities	104,941	101,700
Long-term operating lease liabilities—less current portion	255,781	253,420
Deferred tax liabilities, net	1,143	1,861
Other long-term liabilities	18,925	10,575
Long-term debt	37,000	—
Total liabilities	417,790	367,556
Commitments and contingencies (Note 16)
Equity:
Common stock, $0.001 par value; 100,000 shares authorized; 34,782 and 34,490 shares issued and outstanding, respectively, at June 30, 2025; and 34,670 and 34,373 shares issued and outstanding, respectively, at December 31, 2024	35	35
Additional paid-in capital	241,250	236,091
Retained earnings	72,082	57,222
Treasury stock, at cost, 3 shares at June 30, 2025 and December 31, 2024	(65)	(65)
Total The Pennant Group, Inc. stockholders’ equity	313,302	293,283
Noncontrolling interest	20,325	18,682
Total equity	333,627	311,965
Total liabilities and equity	$751,417	$679,521
See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except for per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$219,501	$168,745	$429,343	$325,660

Expense
Cost of services	177,275	135,313	346,020	261,308
Rent—cost of services	11,925	10,524	23,640	20,908
General and administrative expense	17,597	11,878	32,437	23,314
Depreciation and amortization	2,224	1,468	4,116	2,799
Gain on disposition of property and equipment, net	(1,048)	—	(1,048)	(755)
Total expenses	207,973	159,183	405,165	307,574
Income from operations	11,528	9,562	24,178	18,086
Other (expense) income, net:
Other (expense) income	255	(2)	186	83
Interest expense, net	(1,204)	(1,622)	(2,409)	(3,414)
Other expense, net	(949)	(1,624)	(2,223)	(3,331)
Income before provision for income taxes	10,579	7,938	21,955	14,755
Provision for income taxes	2,598	1,844	5,452	3,603
Net income	7,981	6,094	16,503	11,152
Less: Net income attributable to noncontrolling interest	896	404	1,643	556
Net income attributable to The Pennant Group, Inc.	$7,085	$5,690	$14,860	$10,596
Earnings per share:
Basic	$0.21	$0.19	$0.43	$0.35
Diluted	$0.20	$0.18	$0.42	$0.35
Weighted average common shares outstanding:
Basic	34,529	30,142	34,500	30,094
Diluted	35,372	30,781	35,284	30,583

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2024	34,670	$35	$236,091	$57,222	3	$(65)	$18,682	$311,965
Net income attributable to The Pennant Group, Inc.	—	—	—	7,775	—	—	—	7,775
Net income attributable to noncontrolling interests	—	—	—	—	—	—	747	747
Share-based compensation	—	—	2,147	—	—	—	—	2,147
Issuance of common stock from the exercise of stock options	41	—	392	—	—	—	—	392
Net issuance of restricted stock	25	—	—	—	—	—	—	—
Balance at March 31, 2025	34,736	$35	$238,630	$64,997	3	$(65)	$19,429	$323,026
Net income attributable to The Pennant Group, Inc.	—	—	—	7,085	—	—	—	7,085
Net income attributable to noncontrolling interests	—	—	—	—	—	—	896	896
Stock-based compensation	—	—	2,183	—	—	—	—	2,183
Issuance of common stock from the exercise of stock options	32	—	437	—	—	—	—	437
Net issuance of restricted stock	14	—	—	—	—	—	—	—
Balance at June 30, 2025	34,782	$35	$241,250	$72,082	3	$(65)	$20,325	$333,627

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2023	30,297	$29	$105,712	$34,663	3	$(65)	$5,176	$145,515
Net income attributable to The Pennant Group, Inc.	—	—	—	4,906	—	—	—	4,906
Noncontrolling interests assumed related to acquisitions	—	—	—	—	—	—	11,726	11,726
Net income attributable to noncontrolling interests	—	—	—	—	—	—	152	152
Share-based compensation	—	—	1,440	—	—	—	—	1,440
Issuance of common stock from the exercise of stock options	72	1	492	—	—	—	—	493
Net issuance of restricted stock	2	—	—	—	—	—	—	—
Balance at March 31, 2024	30,371	$30	$107,644	$39,569	3	$(65)	$17,054	$164,232
Net loss attributable to The Pennant Group, Inc.	—	—	—	5,690	—	—	—	5,690
Net income attributable to noncontrolling interests	—	—	—	—	—	—	404	404
Share-based compensation	—	—	1,851	—	—	—	—	1,851
Issuance of common stock from the exercise of stock options	100	—	816	—	—	—	—	816
Net issuance of restricted stock	22	—	—	—	—	—	—	—
Balance at June 30, 2024	30,493	$30	$110,311	$45,259	3	$(65)	$17,458	$172,993

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$16,503	$11,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,116	2,799
Amortization of deferred financing fees	435	261
Gain on disposition of property and equipment, net	(1,048)	(755)
Provision for doubtful accounts	391	457
Share-based compensation	4,330	3,291
Deferred income taxes	(751)	(634)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,809)	(15,429)
Prepaid expenses and other assets	(1,070)	(2,905)
Operating lease obligations	100	(130)
Accounts payable	555	4,804
Accrued wages and related liabilities	(1,235)	2,345
Other accrued liabilities	1,563	4,396
Income taxes payable	3,065	31
Other long-term liabilities	1,269	1,353
Net cash provided by operating activities	13,414	11,036
Cash flows from investing activities:
Purchase of property and equipment	(5,024)	(4,762)
Cash payments for business acquisitions	(47,620)	(16,680)
Cash payments for asset acquisitions	(8,252)	(11,380)
Escrow deposits	(802)	(1,755)
Other investing activities	1,343	1,297
Net cash used in investing activities	(60,355)	(33,280)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	164,500	134,000
Payments on Revolving Credit Facility	(127,500)	(116,000)
Issuance of common stock upon the exercise of options	830	1,309
Other financing activities	(750)	(81)
Net cash provided by financing activities	37,080	19,228
Net decrease in cash	(9,861)	(3,016)
Cash beginning of period	24,246	6,059
Cash end of period	$14,385	$3,043

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,969	$3,377
Income taxes	$3,104	$3,308
Operating lease liabilities	$21,497	$19,248
Operating lease right-of-use assets obtained in exchange for new lease obligations	$13,847	$13,822
Finance lease right-of-use assets obtained in exchange for new lease obligations	$5,349	$197
Non-cash investing activity:
Capital expenditures in accounts payable and accrued liabilities	$82	$66

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and operational senior living units)

1. DESCRIPTION OF BUSINESS
The Pennant Group, Inc. (herein referred to as “Pennant,” the “Company,” “it,” or “its”), is a holding company with no direct operating assets, employees or revenue. The Company, through its independent operating subsidiaries, provides healthcare services across the post-acute care continuum. As of June 30, 2025, the Company’s subsidiaries operated 137 home health, hospice and home care agencies and 61 senior living communities located in Arizona, California, Colorado, Idaho, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. We also provide home health and hospice operational support through a management service agreement in Connecticut.

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

These funds are recognized as a reduction of cost of services expenses when related expenses are incurred. As of June 30, 2025 and December 31, 2024, the Company had $37 and $705 in unapplied state relief funds, respectively. The

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

unapplied state relief funds received are recorded in other accrued liabilities. The Company recognized state relief funding totaling $235 and $917 for the three and six months ended June 30, 2025, and $1,124 and $1,577 for the three and six months ended June 30, 2024, respectively, which the Company recognized as a reduction of cost of services expense.

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

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. This guidance is effective for annual periods beginning after December 15, 2024, which will be the Company's fiscal year 2025, with early adoption permitted. The Company is currently evaluating the impact of this ASU on the Consolidated Financial Statements.

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

The Company incurred costs of $208 and $403 for the three and six months ended June 30, 2025, and $302 and $582 for the three and six months ended June 30, 2024, respectively, that related primarily to shared services at proximate operations.

Expenses related to room and board charges at Ensign skilled nursing facilities for hospice patients were $1,536 and $3,208 for the three and six months ended June 30, 2025, and $1,570 and $3,070 for the three and six months ended June 30, 2024, respectively, and are included in cost of services.

The Company’s independent operating subsidiaries leased 32 communities from subsidiaries of Ensign under a master lease arrangement as of June 30, 2025. See further discussion below at Note 13, Leases.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to The Pennant Group, Inc.	$7,085	$5,690	$14,860	$10,596

Denominator:
Weighted average shares outstanding for basic net income per share	34,529	30,142	34,500	30,094
Plus: assumed incremental shares from exercise of options and assumed conversion or vesting of restricted stock(a)	843	639	784	489
Adjusted weighted average common shares outstanding for diluted income per share	35,372	30,781	35,284	30,583

Earnings Per Share:
Basic net income per common share	$0.21	$0.19	$0.43	$0.35
Diluted net income per common share	$0.20	$0.18	$0.42	$0.35

(a)
The diluted per share amounts do not reflect common share equivalents outstanding of 1,557 and 1,368 for the three and six months ended June 30, 2025, and 1,375 and 1,788 for the three and six months ended June 30, 2024, respectively, because of their anti-dilutive effect.

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

Effective January 1, 2025, CMS implemented a permanent behavioral adjustment of -1.975% to the national 30-day payment rate under the PDGM. This adjustment aims to account for differences between assumed and actual behavior changes following the implementation of PDGM, as mandated by the Bipartisan Budget Act of 2018. CMS estimates that Medicare payments to home health agencies in calendar year 2025 will increase in the aggregate by 0.5%, or $85 million, compared to calendar year 2024, after accounting for offsetting updates to payment factors.

Also in January 2025, CMS implemented updates to the PDGM case-mix weights, low utilization payment adjustment (“LUPA”) thresholds, functional impairment levels, and comorbidity adjustment subgroups. CMS based these updates on the most recent data available to it and are intended to better align payments with patient care needs. CMS also finalized updated LUPA add-on factors for occupational therapy, skilled nursing, physical therapy, and speech-language pathology services to better reflect current care delivery patterns and cost structures.

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

Revenue By Payor

Revenue by payor for the three months ended June 30, 2025 and 2024, is summarized in the following tables:

	Three Months Ended June 30, 2025
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$39,625	$64,196	$—	$103,821	47.3%
Medicaid	4,184	8,430	18,184	30,798	14.0
Subtotal	43,809	72,626	18,184	134,619	61.3
Managed care	30,182	437	—	30,619	13.9
Private and other(a)	18,259	707	35,297	54,263	24.8
Total revenue	$92,250	$73,770	$53,481	$219,501	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations and management services agreement.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended June 30, 2024
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$30,389	$51,491	$—	$81,880	48.5%
Medicaid	7,400	6,463	12,599	26,462	15.7
Subtotal	37,789	57,954	12,599	108,342	64.2
Managed care	20,335	1,014	—	21,349	12.7
Private and other(a)	7,830	379	30,845	39,054	23.1
Total revenue	$65,954	$59,347	$43,444	$168,745	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations and management services agreement.

Revenue by payor for the six months ended June 30, 2025 and 2024, is summarized in the following tables:

	Six Months Ended June 30, 2025
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$79,301	$125,645	$—	$204,946	47.8%
Medicaid	7,721	16,018	34,397	58,136	13.5
Subtotal	87,022	141,663	34,397	263,082	61.3
Managed care	59,964	1,369	—	61,333	14.3
Private and other(a)	34,548	1,324	69,056	104,928	24.4
Total revenue	$181,534	$144,356	$103,453	$429,343	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations and management services agreement.

	Six Months Ended June 30, 2024
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$60,231	$98,630	$—	$158,861	48.8%
Medicaid	13,945	12,622	24,961	51,528	15.8
Subtotal	74,176	111,252	24,961	210,389	64.6
Managed care	39,421	2,050	—	41,471	12.7
Private and other(a)	14,240	652	58,908	73,800	22.7
Total revenue	$127,837	$113,954	$83,869	$325,660	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations and management services agreement.

Balance Sheet Impact

Included in the Company’s Condensed Consolidated Balance Sheets are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as contract liabilities, which primarily represent payments the Company receives in advance of services provided.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounts receivable, net as of June 30, 2025 and December 31, 2024 is summarized in the following table:

	June 30, 2025	December 31, 2024
Medicare	$55,537	$46,677
Medicaid	13,002	13,382
Managed care	17,056	14,220
Private and other	10,631	7,255
Accounts receivable, gross	96,226	81,534
Less: allowance for doubtful accounts	(506)	(232)
Accounts receivable, net	$95,720	$81,302

Concentrations - Credit Risk

The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s gross receivables from the Medicare and Medicaid programs accounted for approximately 71.2% and 73.7% of its total gross accounts receivable as of June 30, 2025 and December 31, 2024, respectively. Combined revenue from reimbursement under the Medicare and Medicaid programs accounted for 61.3% of the Company’s revenue for both of the three and six months ended June 30, 2025, and 64.2% and 64.6% of the Company’s revenue for the three and six months ended June 30, 2024, respectively.

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

As of June 30, 2025, the Company provided services through 137 affiliated home health, hospice and home care agencies, and 61 affiliated senior living operations. The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. The Company’s Service Center provides various services to all lines of business. The Company does not review assets by segment and therefore assets by segment are not disclosed below.

The CODM uses Segment Adjusted EBITDAR from Operations as the primary measure of profit and loss for the Company's reportable segments and to compare the performance of its operations with those of its competitors. The CODM monitors these results and provides guidance to leadership of the reportable segments to allocate enterprise-wide resources. Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, unallocated corporate and administrative expenses, and, in order to view the operations’ performance on a comparable basis from period to period, certain adjustments including: (1) costs associated with start-up operations, (2) share-based compensation expense, (3) acquisition

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

related costs and credit allowances, (4) costs associated with transitioning operations, (5) unusual, non-recurring, or redundant charges, and (6) net income attributable to noncontrolling interest. “All Other” consists of revenues generated at operating locations not included in the segment financial information reviewed by the CODM. Revenue included in the “All Other” category is insignificant individually, and therefore does not constitute a reportable segment. General and administrative expenses are not allocated to the reportable segments, and are included as “Unallocated corporate expenses”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
The following tables present certain financial information regarding the Company’s reportable segments, provided that general and administrative expenses are not allocated to the reportable segments:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Three Months Ended June 30, 2025
Segment Revenue	$165,248	$51,862	$2,391	$219,501
Segment Cost of Services	137,565	37,074
Segment Adjusted EBITDAR from Operations	$27,683	$14,788		$42,471
Three Months Ended June 30, 2024
Segment Revenue	$123,333	$42,865	$2,547	$168,745
Segment Cost of Services	102,119	30,061
Segment Adjusted EBITDAR from Operations	$21,214	$12,804		$34,018

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Six Months Ended June 30, 2025
Revenue	$324,691	$101,396	$3,256	$429,343
Segment Cost of Services	269,734	72,159
Segment Adjusted EBITDAR from Operations	$54,957	$29,237		$84,194
Six Months Ended June 30, 2024
Revenue	$237,823	$82,880	$4,957	$325,660
Segment Cost of Services	197,059	58,065
Segment Adjusted EBITDAR from Operations	$40,764	$24,815		$65,579

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides a reconciliation of Segment Adjusted EBITDAR from Operations to Condensed Consolidated Income from Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment Adjusted EBITDAR from Operations	$42,471	$34,018	$84,194	$65,579
Less: Unallocated corporate expenses	14,235	10,546	27,929	20,707
Depreciation and amortization	2,224	1,468	4,116	2,799
Rent—cost of services	11,925	10,524	23,640	20,908
Other (expense) income	255	(2)	186	83
Adjustments to Segment EBITDAR from Operations:
Less: Start-up operations(a)	(158)	(55)	(80)	(137)
Share-based compensation expense and related taxes(b)	2,212	1,949	4,379	3,475
Acquisition related costs and credit allowances(c)	2,166	365	2,438	502
Activities associated with transitioning operations(d)	(1,036)	33	(1,016)	(595)
Unusual, non-recurring or redundant charges(e)	16	32	67	307
Add: Net income attributable to noncontrolling interest	896	404	1,643	556
Condensed Consolidated Income from Operations	$11,528	$9,562	$24,178	$18,086

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(c)	Non-capitalizable costs associated with acquisitions, credit allowances, and write offs for amounts in dispute with the prior owners of certain acquired operations.
(d)	During 2024 and 2025, an affiliate of the Company held its memory care units in transition and is converting the facility into an assisted living community. We received insurance proceeds related to the property in 2024 and 2025 which were recorded in gain on disposition of property and equipment, net on the consolidated statements of income.
(e)	Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses.

Adjusted segment depreciation expense	Home Health and Hospice Services	Senior Living Services
Three Months Ended June 30, 2025	$209	$1,169
Three Months Ended June 30, 2024	$237	$1,038

Adjusted segment depreciation expense	Home Health and Hospice Services	Senior Living Services
Six Months Ended June 30, 2025	$439	$2,280
Six Months Ended June 30, 2024	$383	$1,967

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2025 Acquisitions

During the six months ended June 30, 2025, the Company expanded its operations with the addition of five home health agencies, four hospice agencies, and four senior living communities. In connection with the three senior living communities acquired on February 1, 2025, the Company entered into new long-term “triple-net” leases. For the one senior living community acquired on April 1, 2025, the Company acquired the real estate of the community. The purchase price of the real estate acquired was $8,252, which consisted primarily of land and building. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction. These new communities included 316 operational senior living units to be operated by the Company's independent operating subsidiaries.

The five home health agencies and four hospice agencies were acquired on January 1, 2025, when the Company closed the second part of its planned acquisition of certain Signature Group, LLC operations. The transaction was classified as a business combination in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The aggregate purchase price for the business combination, paid through cash and acquired liabilities, was $48,480, which preliminarily consisted of goodwill of $27,480, indefinite-lived intangible assets of $16,300 related to Medicare and Medicaid licenses, and trade names of $4,700. The Company anticipates that the total goodwill recognized will be fully deductible for tax purposes. The Signature Group, LLC acquisition contributed $32,456 in revenue and operating income of $5,626 during the six months ended June 30, 2025.

Supplemental pro forma information for the Company’s 2025 acquisitions has not been presented for the pre-acquisition periods due to the impracticability of obtaining accurate or reliable historical financial information for the periods the acquired entities were not owned by the Company.

There were no material acquisition costs that were expensed related to business combinations completed during the six months ended June 30, 2025.

2024 Acquisitions

During the six months ended June 30, 2024, the Company expanded its operations with the addition of four home health agencies, two hospice agencies, and three senior living communities. The Company also acquired the real estate of two of the senior living communities. These new communities included 261 operational senior living units to be operated by the Company's independent subsidiaries.

One of the home health agencies was added through a joint venture, which is majority-owned and managed by an independent operating subsidiary of the Company and provides home health services to patients throughout the San Francisco east bay region. The fair value of assets for the joint venture acquired was mostly concentrated in goodwill and intangible assets and as such, this transaction was classified as a business combination in accordance with ASC 805. The Company anticipates that the total goodwill recognized will be fully deductible for tax purposes.

There were no material acquisition costs that were expensed related to the business combinations during the six months ended June 30, 2024.

Acquisition Agreement

On April 30, 2025, the Company entered into a purchase agreement with UnitedHealth Group Incorporated (“UnitedHealth”), Amedisys, Inc. ("Amedisys"), and certain other sellers (collectively, the “Sellers”). Pursuant to the purchase agreement, the Company may acquire from the Sellers certain equity interests in and certain assets of the Seller related to the business of providing home health, hospice, or palliative care services. The Purchase Agreement contains customary representations, warranties, covenants, conditions to closing (including regulatory approvals under any antitrust law or any healthcare law for the transaction and approval of a proposed merger of Amedisys with UnitedHealth pursuant to a previously disclosed merger agreement), and indemnification obligations of the parties. The purchase price is $102,484, subject to pre-closing adjustments and post-closing adjustments as set forth in the purchase agreement which will be paid through a combination of cash on hand and available credit on our revolving credit facility.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Subsequent Events

On July 1, 2025, the Company acquired three home health agencies located in California for a purchase price of approximately $8,000. The acquisitions add to the Company’s existing strength in the region while building out its operational footprint.

8. PROPERTY AND EQUIPMENT—NET
Property and equipment, net consist of the following:

	June 30, 2025	December 31, 2024
Land	$7,666	$5,632
Building	14,073	8,778
Leasehold improvements	23,637	21,879
Equipment	34,852	31,200
Furniture and fixtures	2,383	1,541
Construction in progress	2,310	2,715
	84,921	71,745
Less: accumulated depreciation	(32,343)	(28,449)
Property and equipment, net	$52,578	$43,296

Depreciation expense was $2,224 and $4,116 for the three and six months ended June 30, 2025, and $1,468 and $2,799 for the three and six months ended June 30, 2024, respectively.

The Company measures certain assets at fair value on a non-recurring basis, including long-lived assets, which are evaluated for impairment on an annual basis or when a triggering event occurs. Long-lived assets include assets such as property and equipment, operating lease assets and certain intangible assets. The inputs used to determine the fair value of long-lived assets in the impairment analysis are considered Level 3 measurements due to their subjective nature. Management has evaluated its long-lived assets and determined there was no impairment recorded during the three and six months ended June 30, 2025 and 2024.

9. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS
The following table represents activity in goodwill by segment for the six months ended June 30, 2025:

	Home Health and Hospice Services	Senior Living Services	Total
December 31, 2024	$125,482	$3,642	$129,124
Additions	27,480	—	27,480
June 30, 2025	$152,962	$3,642	$156,604

Other indefinite-lived intangible assets consist of the following:

	June 30, 2025	December 31, 2024
Trade names	$13,166	$8,465
Medicare and Medicaid licenses	104,016	87,717
Total	$117,182	$96,182

No goodwill or intangible asset impairment charges were recorded during the three and six months ended June 30, 2025 and 2024.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	June 30, 2025	December 31, 2024
Accrued self-insurance liabilities	$6,437	$5,396
Hospice CAP liabilities	3,263	4,007
Income taxes payable	3,065	—
Deferred revenue	2,115	2,284
Refunds payable	1,772	1,382
Property taxes	1,228	1,028
Resident deposits	1,057	1,399
Software license payable	585	1,170
Other	2,810	3,520
Other accrued liabilities	$22,332	$20,186

Deferred revenue occurs when the Company receives payments in advance of services provided. Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Resident deposits include refundable deposits to residents.

11. DEBT
Long-term debt consists of the following:

	June 30, 2025	December 31, 2024
Revolving credit facility(a)	$37,000	$—

(a)	During the year ended December 31, 2024, the Company used the proceeds from a public offering of common stock to pay in full the outstanding balance on our revolving credit facility.

At June 30, 2025 and December 31, 2024, the Company had unamortized deferred debt issuance costs of $3,471 and $3,906, respectively, recorded in restricted and other assets on our Condensed Consolidated Balance Sheets. Amortization expense for deferred debt issuance costs was $215 and $435 for the three and six months ended June 30, 2025, and $130 and $261 for the three and six months ended June 30, 2024, respectively, and is recorded in interest expense, net on the Condensed Consolidated Statements of Income.

On July 31, 2024, Pennant entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which provides for a revolving credit facility (the “Amended Revolving Credit Facility”) with a syndicate of banks with a borrowing capacity of $250,000. In conjunction with the amendment, the Company incurred additional debt issuance costs of $3,915 and wrote off previously deferred unamortized debt issuance costs of $428 in 2024. Per the terms of the Amended Credit Agreement, the interest rates applicable to loans under the Amended Revolving Credit Facility are, at the Company’s election, either (i) Term Standard Overnight Financing Rate (“SOFR”) (as defined in the Amended Credit Agreement) plus a margin ranging from 1.75% to 2.75% per annum or (ii) Base Rate plus a margin ranging from 0.75% to 1.75% per annum, in each case based on the ratio of Consolidated Total Net Debt to Consolidated EBITDA (each, as defined in the Amended Credit Agreement). In addition, Pennant pays a commitment fee on the undrawn portion of the commitments under the Amended Revolving Credit Facility that ranges from 0.25% to 0.45% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio of the Company and its subsidiaries. The Company is not required to repay any loans under the Amended Credit Agreement prior to maturity in July 2029. As of June 30, 2025, the Company’s weighted average interest rate on its outstanding debt was 6.08%. As of June 30, 2025, the Company had available borrowing on the Amended Revolving Credit Facility of $208,814, which was net of outstanding letters of credit of $4,186.

The fair value of the Amended Revolving Credit Facility approximates carrying value, due to the short-term nature and variable interest rates. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Amended Credit Agreement is guaranteed, jointly and severally, by certain of the Company’s independent operating subsidiaries, and is secured by a pledge of stock of the Company's material independent operating subsidiaries as well as a first lien on substantially all of each material operating subsidiary's personal property. The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain leverage ratios that impact the amount of interest. As of June 30, 2025, the Company was compliant with all such financial covenants.

12. OPTIONS AND AWARDS
Outstanding options and restricted stock awards of the Company were granted under the Amended and Restated 2019 Omnibus Incentive Plan (the “OIP”) and Long-Term Incentive Plan (the “LTIP,” and together with the OIP, the “Pennant Plans”).

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

Total share-based compensation expense for all Pennant Plans for the three and six months ended June 30, 2025 and 2024 was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Share-based compensation expense related to stock options	$1,642	1,254	$2,974	$2,251
Share-based compensation expense related to Restricted Stock	182	149	614	242
Share-based compensation expense related to Restricted Stock to non-employee directors	359	448	742	798
Total share-based compensation	$2,183	$1,851	$4,330	$3,291

In future periods, the Company estimates it will recognize the following share-based compensation expense for unvested stock options and unvested Restricted Stock as of June 30, 2025:

	Unrecognized Compensation Expense	Weighted Average Recognition Period (in years)
Unvested Stock Options	$24,762	4.1
Unvested Restricted Stock	1,839	2.8
Total unrecognized share-based compensation expense	$26,601
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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted as of June 30:

Grant Year	Options Granted	Risk-Free Interest Rate	Expected Life(a)	Expected Volatility(b)	Dividend Yield	Weighted Average Fair Value of Options
2025	962	4.1%	6.5	42.0%	—%	$13.88
2024	714	4.3%	6.5	42.6%	—%	$9.89

(a)
Under the midpoint method, the expected option life is the midpoint between the contractual option life and the average vesting period for the options being granted. This resulted in an expected option life of 6.5 years for the options granted.

(b)	Because the Company’s equity shares have been traded for a relatively short period of time, expected volatility assumption was based on the volatility of related industry stocks.

The following table represents the employee stock option activity during the six months ended June 30, 2025:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
December 31, 2024	3,331	20.01	1,367	$20.67
Granted	962	28.43
Exercised	(73)	11.40
Forfeited	(34)	20.92
Expired	(2)	26.22
June 30, 2025	4,184	$22.09	1,686	$20.97

Restricted Stock

A summary of the status of Pennant’s non-vested Restricted Stock, and changes during the six months ended June 30, 2025, is presented below:

	Non-Vested Restricted Stock	Weighted Average Grant Date Fair Value
December 31, 2024	152	$16.27
Granted	39	25.64
Vested	(39)	25.65
June 30, 2025	152	$16.26

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

As of June 30, 2025, the Company’s independent operating subsidiaries leased 32 senior living communities from

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

subsidiaries of Ensign (“Ensign Leases”) under a master lease arrangement. The existing leases with subsidiaries of Ensign have initial terms of between 14 to 20 years. The total amount of rent expense included in rent - cost of services paid to subsidiaries of Ensign was $3,755 and $7,509 for the three and six months ended June 30, 2025, and $3,488 and $6,976 for the three and six months ended June 30, 2024, respectively. In addition to rent, each of the operating companies are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all community maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties.

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

The Company also has finance lease right of use assets included in restricted and other assets and finance lease liabilities included in other accrued liabilities and other long-term liabilities on our Condensed Consolidated Balance Sheets. These finance leases have initial terms between 2 and 5 years. As of June 30, 2025, the Company has a real estate lease with a purchase option that we are reasonably certain to exercise in 2 years and leased vehicles that are considered finance leases under ASC 842. As of June 30, 2025, the weighted average remaining lease term and the weighted average discount rate was 1.9 years and 6.28%, respectively. The total amount of costs pertaining to finance leases during the current year include $118 and $215 recorded in depreciation and amortization for the three and six months ended June 30, 2025, and $97 and $166 of interest expense, net for the three and six months ended June 30, 2025, respectively. In the prior year there was $46 and $88 of depreciation and amortization expense for the three and six months ended June 30, 2024, and $12 and $23 of interest expense, net for the three and six months ended June 30, 2024, respectively.

The components of operating lease cost, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Lease Costs:
Community Rent—cost of services	$9,700	$8,860	$19,273	$17,515
Office Rent—cost of services	2,225	1,664	4,367	3,393
Rent—cost of services	$11,925	$10,524	$23,640	$20,908

General and administrative expense	$145	$116	$306	$203
Variable lease cost (a)	$2,425	$2,239	$4,828	$4,269

(a)
Represents variable lease cost for operating leases, which costs include property taxes and insurance, common area maintenance, and consumer price index increases, incurred as part of the Company’s triple net leases, and which is included in cost of services for our home health and hospice and senior living leases, and general and administrative expense for our Service Center leases for the three and six months ended June 30, 2025 and 2024.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table shows the lease maturity analysis for all leases as of June 30, 2025, for the years ended December 31:

Year	Operating Lease Amounts	Finance Lease Amounts
2025 (Remainder)	$21,063	$365
2026	40,618	721
2027	39,364	5,436
2028	37,784	217
2029	36,656	14
Thereafter	248,512	—
Total lease payments	423,997	6,753
Less: present value adjustments	(147,549)	(635)
Present value of total lease liabilities	276,448	6,118
Less: current lease liabilities	(20,667)	(357)
Long-term lease liabilities	$255,781	$5,761

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at each lease’s commencement date to determine each lease's operating lease liability. As of June 30, 2025, the weighted average remaining lease term is 11.4 years and the weighted average discount rate is 8.0%.

14. INCOME TAXES
The Company recorded income tax expense of $2,598 and $1,844, or 24.6% and 23.2% of earnings before income taxes, for the three months ended June 30, 2025 and 2024, respectively. The increase in the effective tax rate is primarily due to having more compensation subject to IRC Section 162(m).

The Company recorded income tax expense of $5,452 and $3,603, or 24.8% and 24.4% of earnings before income taxes, for the six months ended June 30, 2025 and 2024, respectively. The increase in the effective tax rate is primarily due to having more compensation subject to IRC Section 162(m).

Subsequent Events

On July 4, 2025, the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14”, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law, which includes a broad range of tax reform provisions that may affect the Company’s financial results and may be subject to further clarification and the issuance of interpretive guidance. These changes include 100% bonus depreciation for capital expenditures incurred after January 19, 2025, and full expensing of domestic research and experimental expenditures. FASB ASC Topic 740, Income Taxes, requires the effects of tax law changes to be recognized in the period of enactment. As the legislation was signed into law after the close of the Company’s second quarter, the impacts are not included in the Company’s operating results for the three and six months ended June 30, 2025. The Company is currently evaluating the impact that the OBBBA will have on its consolidated financial statements.

15. DEFINED CONTRIBUTION PLAN
The Company has a 401(k) defined contribution plan (the “401(k) Plan”), whereby eligible employees may contribute up to 90% of their annual basic earnings, subject to applicable annual Internal Revenue Code limits. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company. The Company expensed matching contributions to the 401(k) Plan of $549 and $1,127 for the three and six months ended June 30, 2025, and $281 and $572 for the three and six months ended June 30, 2024, respectively.

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

At June 30, 2025 and December 31, 2024, the Company’s deferred compensation liabilities were $3,438 and $2,170, respectively, in other long-term liabilities on the Condensed Consolidated Balance Sheets. The cash surrender value of the individual variable life insurance contracts is based on investment funds that shadow the investment allocations specified by participants in the DCP. At June 30, 2025 and December 31, 2024, the cash surrender value of the company owned life insurance (“COLI”) policies were $3,487 and $2,182, respectively, and were included as a component of restricted and other assets on the Condensed Consolidated Balance Sheets. There are no outstanding loan amounts offset against the cash surrender value of the COLI policies. The losses recorded for the change in cash surrender value were immaterial for each period presented.

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

Litigation - The Company’s businesses involve a significant risk of liability given the age and health of the patients and residents served by its independent operating subsidiaries. The Company, its operating subsidiaries, and others in the industry may be subject to a number of claims and lawsuits, including professional liability claims, alleging that services provided have resulted in personal injury, elder abuse, wrongful death or other related claims. Healthcare litigation (including

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

class action litigation) is common and is filed based upon a wide variety of claims and theories, and the Company is routinely subjected to these claims in the ordinary course of business, including potential claims related to patient care and treatment, and professional negligence. The Company may also face employment related claims, including wage and hour class actions, which are common in our industry. If there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could materially adversely affect the Company’s business, financial condition, results of operations and cash flows. In addition, the defense of these lawsuits may result in significant legal costs, regardless of the outcome, and may result in large settlement amounts or damage awards.

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

Medicare Revenue Recoupments - The Company is subject to probe reviews relating to Medicare services, billings and potential overpayments by Unified Program Integrity Contractors (“UPIC”), Recovery Audit Contractors (“RAC”), Zone Program Integrity Contractors (“ZPIC”), Program Safeguard Contractors (“PSC”), Supplemental Medical Review Contractors (“SMRC”) and Medicaid Integrity Contributors (“MIC”) programs (each of the foregoing collectively referred to as “Reviews”).

As of June 30, 2025, 13 of the Company’s independent operating subsidiaries had Reviews scheduled, on appeal or in dispute resolution process, both pre- and post-payment. If an operation fails an initial or subsequent Review, the operation could then be subject to extended Review, suspension of payment, or extrapolation of the identified error rate to all billing in the same time period. The Company, from time to time, receives record requests in Reviews which have resulted in claim denials on paid claims. The Company has appealed substantially all denials arising from these Reviews using the applicable appeals process. As of June 30, 2025, and through the filing of this Quarterly Report on Form 10-Q, the Company’s independent operating subsidiaries have responded to the Reviews that are currently ongoing, on appeal or in dispute resolution process. The Company cannot predict the ultimate outcome of any regulatory and other governmental Reviews. While such Reviews are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The costs to respond to and defend such Reviews may be significant and an adverse determination in such Reviews may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, other penalties (some of which may not be covered by insurance), and termination from Medicare programs which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.

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

    The risk factors discussed in this Quarterly Report and the 2024 Annual Report under the heading “Risk Factors,” could cause our results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•federal and state changes to, or delays receiving, reimbursement and other aspects of Medicaid and Medicare, including proposed Medicare reimbursement reductions in the Calendar Year 2026 Home Health Prospective Payment System Proposed Rule and changes to Medicaid funding within the One Big Beautiful Bill Act;
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

Overview

We are a leading provider of high-quality healthcare services to patients and residents of all ages, including the growing senior population, in the United States. We strive to be the provider of choice in the communities we serve through our innovative operating model. We operate in multiple lines of businesses including home health, hospice and senior living services across Arizona, California, Colorado, Idaho, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. We also provide home health and hospice operational support through a management service agreement in Connecticut. As of June 30, 2025, our home health and hospice business provided home health, hospice and home care services from 137 agencies operating across these 13 states, and our senior living business operated 61 senior living communities throughout seven states.

The following table summarizes our affiliated home health and hospice agencies and senior living communities as of:

	December 31,								June 30,
	2017	2018	2019	2020	2021	2022	2023	2024	2025
Home health and hospice agencies	46	54	63	76	88	95	111	123	137
Senior living communities	43	50	52	54	54	49	51	57	61
Senior living units	3,434	3,820	3,963	4,127	4,127	3,500	3,588	3,960	4,276
Total number of home health, hospice, and senior living operations	89	104	115	130	142	144	162	180	198

Recent Activities

Acquisitions. During the six months ended June 30, 2025, we expanded our operations with the addition of five home health agencies, four hospice agencies, and four senior living communities. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction.

Trends

We have experienced improvement in senior living revenue per occupied unit during the six months ended June 30, 2025, compared to the same period in 2024. Though we have seen improvements in revenue per occupied unit year over year, the highly competitive environment for senior living residents and inflationary factors will continue to impact the rate at which our revenue per occupied unit changes in our senior living communities.

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

On June 30, 2025, CMS issued the Calendar Year (“CY”) 2026 Home Health Prospective Payment System (the “HH Payment Proposed Rule”). The 2026 HH Payment Proposed Rule includes several changes that, if finalized, could materially impact reimbursement for home health providers. The HH Payment Proposed Rule’s net payment update percentage is -6.4%, which would result in an aggregate estimated decrease across all home health providers of $1.135 billion in payments compared to fiscal year 2025. The payment update percentage includes a market basket update of 2.4%, a permanent behavior adjustment of -3.7%, a temporary payment adjustment of -4.6%, and a -0.5% update to the fixed dollar loss ratio. These adjustments are intended to account for differences between assumed and actual provider behavior changes since the PDGM’s implementation in 2020, as required by the Bipartisan Budget Act of 2018. The HH Payment Proposed Rule also proposes changes to the regulations governing home health face-to-face visits, which would allow physicians, in addition to other professionals, to perform the face-to-face encounter regardless of whether they are the certifying practitioner or whether they previously cared for the patient. In addition, CMS proposes to recalibrate case-mix weights, adjust certain items relating to the home health quality reporting program, and revise certain measures included in the home health value-based purchasing model.

On August 1, 2025, CMS issued the 2026 Hospice Wage Index and Payment Rate Update final rule (the “Hospice Payment Final Rule”). The Hospice Payment Final Rule’s payment update percentage is 2.6%, which is an estimated increase of $750 million in payments from fiscal year 2025 in the aggregate across all hospice providers. The payment update percentage is based on a 3.3% market basket percentage increase, which is reduced by a 0.7% productivity adjustment. The Hospice Payment Final Rule clarifies that the physician member of a hospice’s interdisciplinary group may recommend admission to hospice care, which aligns certification regulations with the hospice conditions of participation. In addition, the Hospice Payment Final Rule updates the statutory aggregate cap that limits the overall payments per patient that may be made to a hospice annually. The hospice cap amount for the 2026 fiscal year is $35,361.44, increased from the 2025 fiscal year cap of $34,465.34.

In recent months, President Trump has signed executive orders imposing a variety of tariffs on the global trading partners of the United States. These tariffs have the potential to increase costs on goods that are imported into the United States. As it pertains to our independent subsidiaries, tariffs on medical supplies may lead to higher costs to providers and the federal government through the Medicare and Medicaid programs and may impact the formulas used to calculate federal reimbursements.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which enacts significant reforms to the Medicaid program that may indirectly impact the Company’s operations. These changes include mandatory work requirements for certain adult beneficiaries, expanded cost-sharing obligations, and reductions to provider tax funding. As a result, states may experience reduced federal Medicaid funding, which could lead to changes in Medicaid eligibility and benefit design and result in potential reductions or delays in reimbursement for Medicaid-covered services our independent subsidiaries provide. The Company’s independent subsidiaries that serve Medicaid or dual-eligible beneficiaries may be affected by these policy changes, particularly in states with high Medicaid utilization.
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

The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Home health services:
Total home health admissions	17,832	14,140	36,710	28,789
Total Medicare home health admissions	6,980	5,738	14,579	12,084
Average Medicare revenue per 60-day completed episode(a)	$3,882	$3,665	$3,809	$3,549
Hospice services:
Total hospice admissions	3,500	3,051	7,283	6,131
Average hospice daily census	3,909	3,220	3,852	3,091
Hospice Medicare revenue per day	$190	$184	$190	$185

(a)	The year-to-date average Medicare revenue per 60-day completed episode includes post period claim adjustments for prior quarters.

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

The following table summarizes our senior living statistics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Occupancy	78.8%	78.8%	78.7%	78.7%
Average monthly revenue per occupied unit	$5,188	$4,790	$5,165	$4,730

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

CMS has established a two-tiered payment system for RHC services. Hospices are reimbursed at a higher rate for RHC services that are provided for days of service 1 through 60, and a lower rate for all subsequent days of service. CMS also provides for a Service Intensity Add-On, which increases payments for certain RHC services provided by registered nurses and social workers to hospice patients during the final seven days of life.

Medicare reimbursement is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and based upon empirical experience, estimate amounts due back to Medicare to the extent that the cap has been exceeded.

Senior Living Services. Within our senior living operations, we generate revenue primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs.

Primary Components of Expense

Cost of Services (excluding rent, general and administrative expense and depreciation and amortization). Our cost of services represents the costs of operating our independent operating subsidiaries, which primarily consists of employee wages and related benefits, share-based compensation, supplies, purchased services, and ancillary expenses such as the cost of pharmacy and therapy services provided to patients and residents. Cost of services also includes the cost of general and professional liability insurance and other general cost of services specifically attributable to our operations.

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

Depreciation and Amortization. Property and equipment are recorded at their historical cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets (ranging from one to forty years). Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.

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
Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenue	100.0%	100.0%	100.0%	100.0%
Expense:
Cost of services	80.8	80.2	80.6	80.2
Rent—cost of services	5.4	6.2	5.5	6.4
General and administrative expense	8.0	7.0	7.6	7.2
Depreciation and amortization	1.0	0.9	1.0	0.9
Gain on disposition of property and equipment, net	(0.5)	—	(0.2)	(0.2)
Total expenses	94.7	94.3	94.5	94.5
Income from operations	5.3	5.7	5.5	5.5
Other expense:
Other income	0.1	—	—	—
Interest expense, net	(0.5)	(1.0)	(0.6)	(1.0)
Other expense, net	(0.4)	(1.0)	(0.6)	(1.0)
Income before provision for income taxes	4.9	4.7	4.9	4.5
Provision for income taxes	1.3	1.1	1.1	1.1
Net income	3.6	3.6	3.8	3.4
Less: net income attributable to noncontrolling interest	0.4	0.2	0.3	0.1
Net income attributable to Pennant	3.2%	3.4%	3.5%	3.3%

The following table presents our consolidated GAAP Financial measures for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Consolidated GAAP Financial Measures:
Total revenue	$219,501	$168,745	$429,343	$325,660
Total expenses	207,973	159,183	$405,165	$307,574
Income from operations	$11,528	$9,562	$24,178	$18,086

The following tables present certain financial information regarding our reportable segments for the periods presented. General and administrative expenses are not allocated to the reportable segments.

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Three Months Ended June 30, 2025
Segment Revenue	$165,248	$51,862	$2,391	$219,501
Segment Cost of Services	137,565	37,074
Segment Adjusted EBITDAR from Operations	$27,683	$14,788		$42,471
Three Months Ended June 30, 2024
Segment Revenue	$123,333	$42,865	$2,547	$168,745
Segment Cost of Services	102,119	30,061
Segment Adjusted EBITDAR from Operations	$21,214	$12,804		$34,018

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Six Months Ended June 30, 2025
Segment Revenue	$324,691	$101,396	$3,256	$429,343
Segment Cost of Services	269,734	72,159
Segment Adjusted EBITDAR from Operations	$54,957	$29,237		$84,194
Six Months Ended June 30, 2024
Segment Revenue	$237,823	$82,880	$4,957	$325,660
Segment Cost of Services	197,059	58,065
Segment Adjusted EBITDAR from Operations	$40,764	$24,815		$65,579

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations to Condensed Consolidated Income from Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Segment Adjusted EBITDAR from Operations(a)	$42,471	$34,018	$84,194	$65,579
Less: Unallocated corporate expenses	14,235	10,546	27,929	20,707
Less: Depreciation and amortization	2,224	1,468	4,116	2,799
Rent—cost of services	11,925	10,524	23,640	20,908
Other income (expense)	255	(2)	186	83
Adjustments to Segment EBITDAR from Operations:
Less: Start-up operations(b)	(158)	(55)	(80)	(137)
Share-based compensation expense(c)	2,212	1,949	4,379	3,475
Acquisition related costs and credit allowances(d)	2,166	365	2,438	502
Activities associated with transitioning operations(e)	(1,036)	33	(1,016)	(595)
Unusual, non-recurring or redundant charges(f)	16	32	67	307
Add: Net income attributable to noncontrolling interest	896	404	1,643	556
Income from operations	$11,528	$9,562	$24,178	$18,086

(a)	Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, unallocated corporate and administrative expenses, and, in order to view the operations’ performance on a comparable basis from period to period, certain adjustments including: (1) costs associated with start-up operations, (2) share-based compensation expense, (3) acquisition related costs and credit allowances, (4) costs associated with transitioning operations, (5) unusual, non-recurring, or redundant charges, and (6) net income attributable to noncontrolling interest. “All Other” consists of revenues generated at operating locations not included in the segment financial information reviewed by the CODM. Revenue included in the “All Other” category is insignificant individually, and therefore does not constitute a reportable segment. General and administrative expenses are not allocated to the reportable segments, and are included as “Unallocated corporate expenses”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(b)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(c)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(d)	Non-capitalizable costs associated with acquisitions, credit allowances, and write offs for amounts in dispute with the prior owners of certain acquired operations.
(e)	During 2024 and 2025, an affiliate of the Company held its memory care units in transition and is converting the facility into an assisted living community. We received insurance proceeds related to the property in 2024 and 2025 which were recorded in gain on disposition of property and equipment, net on the consolidated statements of income.
(f)	Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses.

Performance and Valuation Measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Consolidated Non-GAAP Financial Measures:
Performance Metrics
Consolidated EBITDA	$13,111	$10,624	$26,837	$20,412
Consolidated Adjusted EBITDA	$16,375	$13,150	$32,748	$24,374
Valuation Metric
Consolidated Adjusted EBITDAR	$28,236		$56,265

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Segment Non-GAAP Measures:(a)
Segment Adjusted EBITDA from Operations
Home health and hospice services	$25,469	$19,607	$50,608	$37,493
Senior living services	$5,141	$4,089	$10,069	$7,588

(a)	General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss.

The table below reconciles Consolidated Net Income to the consolidated Non-GAAP financial measures, Consolidated EBITDA and Consolidated Adjusted EBITDA, and to the Non-GAAP valuation measure, Consolidated Adjusted EBITDAR, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Consolidated net income	$7,981	$6,094	$16,503	$11,152
Less: Net income attributable to noncontrolling interest	896	404	1,643	556
Add: Provision for income taxes	2,598	1,844	5,452	3,603
Interest expense, net	1,204	1,622	2,409	3,414
Depreciation and amortization	2,224	1,468	4,116	2,799
Consolidated EBITDA	13,111	10,624	26,837	20,412
Adjustments to Consolidated EBITDA
Add: Start-up operations(a)	(158)	(55)	(80)	(137)
Share-based compensation expense(b)	2,212	1,949	4,379	3,475
Acquisition related costs and credit allowances(c)	2,166	365	2,438	502
Activities associated with transitioning operations(d)	(1,036)	33	(1,016)	(595)
Unusual, non-recurring or redundant charges(e)	16	32	67	307
Rent related to items (a) and (d) above	64	202	123	410
Consolidated Adjusted EBITDA	16,375	13,150	32,748	24,374
Rent—cost of services	11,925	10,524	23,640	20,908
Rent related to items (a) and (d) above	(64)	(202)	(123)	(410)
Adjusted rent—cost of services	11,861	10,322	23,517	20,498
Consolidated Adjusted EBITDAR	$28,236		$56,265

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(c)	Non-capitalizable costs associated with acquisitions, credit allowances, and write offs for amounts in dispute with the prior owners of certain acquired operations.
(d)	During 2024 and 2025, an affiliate of the Company held its memory care units in transition and is converting the facility into an assisted living community. We received insurance proceeds related to the property in 2024 and 2025 which were recorded in gain on disposition of property and equipment, net on the consolidated statements of income.
(e)	Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses.

The table below reconciles Segment Adjusted EBITDAR from Operations to Segment Adjusted EBITDA from Operations for the periods presented:

	Three Months Ended June 30,
	Home Health and Hospice		Senior Living
	2025	2024	2025	2024
	(In thousands)
Segment Adjusted EBITDAR from Operations	$27,683	$21,214	$14,788	$12,804
Less: Rent—cost of services	2,226	1,664	9,699	8,860
Rent related to start-up and transitioning operations	(12)	(57)	(52)	(145)
Segment Adjusted EBITDA from Operations	$25,469	$19,607	$5,141	$4,089

	Six Months Ended June 30,
	Home Health and Hospice		Senior Living
	2025	2024	2025	2024
	(In thousands)
Segment Adjusted EBITDAR from Operations	$54,957	$40,764	$29,237	$24,815
Less: Rent—cost of services	4,368	3,393	19,272	17,515
Rent related to start-up and transitioning operations	(19)	(122)	(104)	(288)
Segment Adjusted EBITDA from Operations	$50,608	$37,493	$10,069	$7,588

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

We believe these Non-GAAP Financial Measures are useful to investors and other external users of our financial statements regarding our results of operations because:

•they are widely used by investors and analysts in our industry as a supplemental measure to evaluate the overall performance of companies in our industry without regard to items such as interest expense, rent expense and depreciation and amortization, which can vary substantially from company to company depending on the book value of assets, the term of the lease to which the asset applies, the method by which assets were acquired, and differences in capital structures;
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

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
Revenue

	Three Months Ended June 30,
	2025		2024
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$79,194	36.1%	$61,637	36.5%
Hospice	73,770	33.6	59,347	35.2
Home care and other(a)	13,056	5.9	4,317	2.6
Total home health and hospice services	166,020	75.6	125,301	74.3
Senior living services	53,481	24.4	43,444	25.7
Total revenue	$219,501	100.0%	$168,745	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $50.8 million, or 30.1%, during the three months ended June 30, 2025. We experienced growth of $40.7 million from increased operational performance in our Home Health and Hospice segment from increased admissions and census, in part driven by newly acquired agencies when compared to the three months ended June 30, 2024. The growth in our Senior Living segment resulted in an increase in revenue of $10.0 million driven by acquired senior living communities and an improved average rate per occupied room.

Home Health and Hospice Services

	Three Months Ended June 30,
	2025	2024	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$79,194	$61,637	$17,557	28.5%
Hospice services	73,770	59,347	14,423	24.3
Home care and other	13,056	4,317	8,739	202.4
Total home health and hospice revenue	$166,020	$125,301	$40,719	32.5%

	Three Months Ended June 30,
	2025	2024	Change	% Change
Home health services:
Total home health admissions	17,832	14,140	3,692	26.1%
Total Medicare home health admissions	6,980	5,738	1,242	21.6
Average Medicare revenue per 60-day completed episode	$3,882	$3,665	$217	5.9
Hospice services:
Total hospice admissions	3,500	3,051	449	14.7
Average daily hospice census	3,909	3,220	689	21.4
Hospice Medicare revenue per day	$190	$184	$6	3.3
Number of home health and hospice agencies at period end	137	117	20	17.1

Home health and hospice revenue increased $40.7 million, or 32.5%, for the three months ended June 30, 2025 compared to the prior year quarter. Revenue grew due to an increase in certain key performance indicators, including an increase of 26.1% in total home health admissions, an increase in total hospice admissions of 14.7%, and an increase in average daily hospice census of 21.4% during the three months ended June 30, 2025 compared to the prior year quarter. Growth was also driven by the addition of twenty home health and hospice operations between June 30, 2024 and June 30, 2025. Agencies acquired during calendar year 2024 and year-to-date June 30, 2025 drove an increase in revenue of $29.5 million, representing a 23.5% increase compared to the prior year quarter.

Senior Living Services

	Three Months Ended June 30,
	2025	2024	Change	% Change

Revenue (in thousands)	$53,481	$43,444	$10,037	23.1%
Number of communities at period end	61	54	7	13.0
Occupancy	78.8%	78.8%	—%
Average monthly revenue per occupied unit	$5,188	$4,790	$398	8.3

Senior living revenue increased $10.0 million, or 23.1%, for the three months ended June 30, 2025 compared to the prior year quarter. Revenue grew due to a 8.3% increase in average monthly revenue per occupied unit between June 30, 2024 and June 30, 2025. Growth was also driven by the addition of seven senior living communities between June 30, 2024 and June 30, 2025. Communities acquired during calendar year 2024 and year-to-date June 30, 2025 drove an increase in revenue of $6.4 million, representing a 14.6% increase compared to the prior year quarter.

Cost of Services

The following table sets forth total cost of services by each of our reportable segments for the periods indicated:

	Three Months Ended June 30,
	2025	2024	Change	% Change
	(In thousands)
Home Health and Hospice	$138,299	$104,546	$33,753	32.3%
Senior Living	38,976	30,767	8,209	26.7
Total cost of services	$177,275	$135,313	$41,962	31.0%

Total consolidated cost of services increased $42.0 million, or 31.0%, for the three months ended June 30, 2025 when compared to the three months ended June 30, 2024. Cost of services as a percentage of revenue increased by 60 basis points from 80.2% to 80.8% for the three months ended June 30, 2025 when compared to the three months ended June 30, 2024.

Home Health and Hospice Services

	Three Months Ended June 30,
	2025	2024	Change	% Change
	(In thousands)
Cost of service	$138,299	$104,546	$33,753	32.3%
Cost of services as a percentage of revenue	83.3%	83.4%	(0.1)%

Cost of services related to our Home Health and Hospice Services segment increased $33.8 million, or 32.3%, primarily due to increased volume of services provided. Cost of services as a percentage of revenue for the three months ended June 30, 2025 decreased 10 basis points when compared to the three months ended June 30, 2024.

Senior Living Services

	Three Months Ended June 30,
	2025	2024	Change	% Change
	(In thousands)
Cost of service	$38,976	$30,767	$8,209	26.7%
Cost of services as a percentage of revenue	72.9%	70.8%	2.1%

Cost of services related to our Senior Living Services segment increased $8.2 million, or 26.7%, primarily due to increased wages and benefits and acquisition activity. As a percentage of revenue, costs of service increased by 210 basis points for the three months ended June 30, 2025 when compared to the three months ended June 30, 2024 primarily due to decreases in state relief funding.

Rent—Cost of Services. Rent expense increased 13.3% from $10.5 million to $11.9 million in the three months ended June 30, 2025 when compared to the three months ended June 30, 2024, primarily as a result of the new leases on the acquired home health and hospice operations and senior living communities. Rent as a percentage of total revenue decreased 80 basis points from 6.2% for the three months ended June 30, 2024, compared to 5.4% for the three months ended June 30, 2025.

General and Administrative Expense. Our general and administrative expense increased $5.7 million, or 48.1%, from $11.9 million to $17.6 million for the three months ended June 30, 2025 when compared to the three months ended June 30, 2024. General and administrative expense as a percentage of revenue increased 100 basis points from 7.0% to 8.0% during the period. The primary driver of the increase in general and administrative expense was due to an increase in payroll and related benefits and an increase in professional services related to acquisition activities for the three months ended June 30, 2025 when compared to the three months ended June 30, 2024.

Depreciation and Amortization. Depreciation and amortization expense increased $0.8 million, or 51.5%, from $1.5 million to $2.2 million for the three months ended June 30, 2025 when compared to the three months ended June 30, 2024. The increase in depreciation and amortization was due to the increase in overall property and equipment, net balances driven in part by acquisition activity.

Gain on disposition of property and equipment, net. We recorded a net gain of $1.0 million primarily due to insurance proceeds received in excess of the carrying values of related assets during the six months ended June 30, 2025.

Provision for Income Taxes. We recorded income tax expense of $2.6 million and $1.8 million, or 24.6% and 23.2% of earnings before income taxes, for the three months ended June 30, 2025 and 2024, respectively. The increase in the effective tax rate is primarily due to having more compensation subject to IRC Section 162(m).

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Revenue

	Six Months Ended June 30,
	2025		2024
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$153,312	35.7%	$118,849	36.5%
Hospice	144,356	33.6	113,954	35.0
Home care and other(a)	28,222	6.6	8,988	2.7
Total home health and hospice services	325,890	75.9	241,791	74.2
Senior living services	103,453	24.1	83,869	25.8
Total revenue	$429,343	100.0%	$325,660	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $103.7 million, or 31.8%, during the six months ended June 30, 2025. We experienced growth of $84.1 million from increased operational performance in our Home Health and Hospice segment from increased admissions and census, in part driven by newly acquired agencies when compared to the three months ended June 30, 2024. The growth in our Senior Living segment resulted in an increase in revenue of $19.6 million driven by acquired senior living communities and an improved average rate per occupied room.

Home Health and Hospice Services

	Six Months Ended June 30,
	2025	2024	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$153,312	$118,849	$34,463	29.0%
Hospice services	144,356	113,954	30,402	26.7
Home care and other	28,222	8,988	19,234	214.0
Total home health and hospice revenue	$325,890	$241,791	$84,099	34.8%

	Six Months Ended June 30,
	2025	2024	Change	% Change
Home health services:
Total home health admissions	36,710	28,789	7,921	27.5%
Total Medicare home health admissions	14,579	12,084	2,495	20.6
Average Medicare revenue per 60-day completed episode(a)	$3,809	$3,549	$260	7.3
Hospice services:
Total hospice admissions	7,283	6,131	1,152	18.8
Average daily census	3,852	3,091	761	24.6
Hospice Medicare revenue per day	$190	$185	$5	2.7
Number of home health and hospice agencies at period end	137	117	20	17.1

(a)	The year-to-date average for Medicare revenue per 60-day completed episode includes post period claim adjustments for prior periods.

Home health and hospice revenue increased $84.1 million, or 34.8%, during the six months ended June 30, 2025 compared to the same period in the prior year primarily due to an increase of 27.5% in home health admissions, inclusive of an increase in total Medicare home health admissions of 20.6%, an increase in hospice average daily census of 24.6%, and an increase of 18.8% in hospice admissions. Growth was also driven by the addition of twenty home health and hospice operations between June 30, 2024 and June 30, 2025. Agencies acquired during calendar year 2024 and year-to-date June 30, 2025 drove an increase in revenue of $60.4 million, representing a 25.0% increase compared to the same period in the prior year.

Senior Living Services

	Six Months Ended June 30,
	2025	2024	Change	% Change

Revenue (in thousands)	$103,453	$83,869	$19,584	23.4%
Number of communities at period end	61	54	7	13.0
Occupancy	78.7%	78.7%	—%
Average monthly revenue per occupied unit	$5,165	$4,730	$435	9.2

Senior living revenue increased $19.6 million, or 23.4%, for the six months ended June 30, 2025 compared to the same period in the prior year primarily due to an increase of 9.2% in average monthly revenue per occupied unit between June 30, 2024 and June 30, 2025. Growth was also driven by the addition of seven senior living communities between June 30, 2024 and June 30, 2025. Communities acquired during calendar year 2024 and year-to-date June 30, 2025 drove and increase in revenue of $12.4 million, representing a 14.8% increase compared to the same period in the prior year.

Cost of Services

	Six Months Ended June 30,
	2025	2024	Change	% Change
	(In thousands)
Home Health and Hospice	$271,068	$201,866	$69,202	34.3%
Senior Living	74,952	59,442	15,510	26.1
Total cost of services	$346,020	$261,308	$84,712	32.4%

Consolidated cost of services increased $84.7 million, or 32.4%, during the six months ended June 30, 2025 compared to the same period in the prior year. Cost of services as a percentage of revenue for the six months ended June 30, 2025 increased by 40 basis points to 80.6% from 80.2% compared to the six months ended June 30, 2024.

Home Health and Hospice Services

	Six Months Ended June 30,
	2025	2024	Change	% Change
Cost of service (in thousands)	$271,068	$201,866	$69,202	34.3%
Cost of services as a percentage of revenue	83.2%	83.5%	(0.3)%

Cost of services related to our Home Health and Hospice services segment increased $69.2 million, or 34.3%, compared to the same period in the prior year primarily due to the increased volume of services from the growth in admissions and average daily census. Cost of services as a percentage of revenue for the six months ended June 30, 2025 decreased by 30 basis points compared to the six months ended June 30, 2024.

Senior Living Services

	Six Months Ended June 30,
	2025	2024	Change	% Change
Cost of service (in thousands)	$74,952	$59,442	$15,510	26.1%
Cost of services as a percentage of revenue	72.5%	70.9%	1.6%

Cost of services related to our Senior Living services segment increased $15.5 million, or 26.1%, during the six months ended June 30, 2025 compared to the same period in the prior year primarily due to increased wages and benefits and acquisition activity. As a percentage of revenue, costs of service increased by 160 basis points during the six months ended June 30, 2025 when compared to the six months ended June 30, 2024 primarily due to decreases in state relief funding.

Rent—Cost of Services. Rent increased 13.1% from $20.9 million to $23.6 million during the six months ended June 30, 2025 compared to the same period in the prior year, primarily as a result of the new leases on the acquired home health and hospice operations and senior living communities. As a percentage of revenue, rent—cost of services decreased 90 basis points when compared to the six months ended June 30, 2024.

General and Administrative Expense. Our general and administrative expense increased $9.1 million, or 39.1%, from $23.3 million to $32.4 million for the six months ended June 30, 2025 when compared to the six months ended June 30, 2024. The increase in general and administrative expense was due to an increase in payroll and related benefits and an increase in professional services related to acquisition activities for the six months ended June 30, 2025 when compared to the six months ended June 30, 2024.

Depreciation and Amortization. Depreciation and amortization expense increased $1.3 million, or 47.1%, from $2.8 million to $4.1 million for the six months ended June 30, 2025 when compared to the six months ended June 30, 2024. The increase in depreciation and amortization was due to the increase in overall property and equipment, net balances driven in part by acquisition activity.

Gain on disposition of property and equipment, net. We recorded a net gain of $1.0 million primarily due to insurance proceeds received in excess of the carrying values of related assets during the six months ended June 30, 2025. We recorded a gain of $0.8 million for insurance proceeds received in excess of the carrying values of related assets during the six months ended June 30, 2024.

Provision for Income Taxes. We recorded income tax expense of $5.5 million and $3.6 million, or 24.8% and 24.4% of earnings before income taxes, for the six months ended June 30, 2025 and 2024, respectively. The increase in the effective tax rate is primarily due to having more compensation subject to IRC Section 162(m).

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

The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of June 30, 2025, the Company was compliant with all such financial covenants.

As of June 30, 2025, we had $14.4 million of cash and $208.8 million of available borrowing capacity on our Amended Revolving Credit Facility.

We believe that our existing cash, cash generated through operations, and access to available borrowing capacity under our Amended Credit Agreement, will be sufficient to provide adequate liquidity for the next twelve months for both our operating activities and for opportunities of acquisition growth.

The following table presents selected data from our Condensed Consolidated Statement of Cash Flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$13,414	$11,036
Net cash used in investing activities	(60,355)	(33,280)
Net cash provided by financing activities	37,080	19,228
Net decrease in cash	(9,861)	(3,016)
Cash at beginning of period	24,246	6,059
Cash at end of period	$14,385	$3,043

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Our net cash flow from operating activities for the six months ended June 30, 2025 increased by $2.4 million when compared to the six months ended June 30, 2024. The primary driver of this difference was an increase in net income of $5.4 million and an increase of $2.1 million in non-cash expenses, partially offset by a decrease in cash flows from the change in operating assets and liabilities of $5.0 million, net.

Our net cash used in investing activities for the six months ended June 30, 2025 increased by $27.1 million compared to the six months ended June 30, 2024, primarily driven by an increase in business and asset acquisitions.

Our net cash provided by financing activities increased by approximately $17.9 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to a net increase in the balance on our line of credit during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We are exposed to risks associated with market changes in interest rates. On July 31, 2024, Pennant entered into the Amended Credit Agreement, which provides for a revolving credit facility with a syndicate of banks with a borrowing capacity of $250.0 million. A 1.0% interest rate change would cause interest expense to change by approximately $0.4 million annually based upon our outstanding long-term debt as of June 30, 2025. We manage our exposure to this market risk by monitoring available financing alternatives.

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

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in the 2024 Annual Report risk factors that materially affect our business, financial condition or results of operations, and disclosed more recent events relevant to our business under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. You should carefully consider the risk factors set forth in the 2024 Annual Report and the other information set forth elsewhere in this Quarterly Report. In particular, if CMS adopts the 2026 HH PPS Proposed Rule as a final rule in its current form or in a substantially similar form, we may be adversely affected by decreased Medicare reimbursement for home health services in calendar year 2025. Medicare’s rates for home health services not only affect Medicare beneficiaries but may also have consequences for home health patients whose benefits are paid by commercial insurance or other payors that base their payments to home health agencies on Medicare’s payment rates. Additionally, the effects of the OBBBA may cause a material adverse effect on our reimbursement for our services to Medicaid beneficiaries, particularly in the states where we operate and Medicaid is highest. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5. Other Information

Rule 10b5-1 Plan Election

Brent J. Guerisoli, Chief Executive Officer, entered into a Rule 10b5-1 trading arrangement on May 16, 2025 (the "Rule 10b5-1 Plan"). Mr. Guerisoli’s 10b5-1 Plan provides for the potential sale of up to 4,463 shares of the Company's common stock between August 13, 2025 and May 22, 2026.

Mr. Guerisoli’s Rule 10b5-1 trading arrangement was entered into during open trading windows and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company's policies regarding transactions in Company securities.

Rule 10b5-1 Plan Termination

JoAnne Stringfield, a former director on our Board of Directors, entered into a Rule 10b5-1 trading arrangement on November 8, 2024 (the “Rule 10b5-1 Plan”). On May 19, 2025, following her exit from the Board of Directors, Ms. Stringfield terminated her Rule 10b5-1 Plan.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of The Pennant Group, Inc., effective as of September 27, 2019 (incorporated by reference to Exhibit 3.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on October 3, 2019).

3.2	Second Amended and Restated Bylaws of The Pennant Group, Inc., effective as of February 21, 2022 (incorporated by reference to Exhibit 3.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC February 22, 2022).

10.1	Purchase Agreement by and among Cornerstone Healthcare, Inc., Tensaw River Healthcare LLC, The Pennant Group, Inc., UnitedHealth Group Incorporated, Amedisys, Inc., and each of the other Sellers named therein, dated April 30, 2025

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Pennant Group, Inc.

Dated: August 6, 2025	BY:	/s/ LYNETTE B. WALBOM
Lynette B. Walbom
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)