Form 10-Q
period 2025-09-30
Pennant Group, Inc.
filed 2025-11-05
CIK 1766400

+

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2025.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 3, 2025, 34,593,720 shares of the registrant’s common stock were outstanding.

THE PENNANT GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash	$2,336	$24,246
Accounts receivable—less allowance for doubtful accounts of $532 and $232, respectively	96,082	81,302
Prepaid expenses and other current assets	15,553	17,308
Total current assets	113,971	122,856
Property and equipment, net	55,862	43,296
Operating lease right-of-use assets	274,285	270,586
Deferred tax assets, net	848	—
Restricted and other assets	25,689	17,477
Goodwill	161,534	129,124
Other indefinite-lived intangibles	121,452	96,182
Total assets	$753,641	$679,521
Liabilities and equity
Current liabilities:
Accounts payable	$21,634	$18,737
Accrued wages and related liabilities	40,722	43,106
Operating lease liabilities—current	21,969	19,671
Other accrued liabilities	25,027	20,186
Total current liabilities	109,352	101,700
Long-term operating lease liabilities—less current portion	254,845	253,420
Deferred tax liabilities, net	—	1,861
Other long-term liabilities	20,401	10,575
Long-term debt	26,000	—
Total liabilities	410,598	367,556
Commitments and contingencies (Note 16)
Equity:
Common stock, $0.001 par value; 100,000 shares authorized; 34,803 and 34,570 shares issued and outstanding, respectively, at September 30, 2025; and 34,670 and 34,373 shares issued and outstanding, respectively, at December 31, 2024	35	35
Additional paid-in capital	243,780	236,091
Retained earnings	78,163	57,222
Treasury stock, at cost, 3 shares at September 30, 2025 and December 31, 2024	(65)	(65)
Total The Pennant Group, Inc. stockholders’ equity	321,913	293,283
Noncontrolling interest	21,130	18,682
Total equity	343,043	311,965
Total liabilities and equity	$753,641	$679,521

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except for per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$229,039	$180,688	$658,382	$506,348

Expense
Cost of services	185,430	144,468	531,450	405,776
Rent—cost of services	12,063	10,906	35,703	31,814
General and administrative expense	19,296	13,023	51,733	36,337
Depreciation and amortization	2,063	1,493	6,179	4,292
(Gain) loss on disposition of property and equipment, net	(51)	4	(1,099)	(751)
Total expenses	218,801	169,894	623,966	477,468
Income from operations	10,238	10,794	34,416	28,880
Other (expense) income, net:
Other income	182	109	368	192
Interest expense, net	(1,016)	(2,892)	(3,425)	(6,306)
Other expense, net	(834)	(2,783)	(3,057)	(6,114)
Income before provision for income taxes	9,404	8,011	31,359	22,766
Provision for income taxes	2,518	1,354	7,970	4,957
Net income	6,886	6,657	23,389	17,809
Less: Net income attributable to noncontrolling interest	805	452	2,448	1,008
Net income attributable to The Pennant Group, Inc.	$6,081	$6,205	$20,941	$16,801
Earnings per share:
Basic	$0.18	$0.20	$0.61	$0.56
Diluted	$0.17	$0.20	$0.59	$0.54
Weighted average common shares outstanding:
Basic	34,600	30,281	34,534	30,157
Diluted	35,270	31,363	35,274	30,869

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2024	34,670	$35	$236,091	$57,222	3	$(65)	$18,682	$311,965
Net income attributable to The Pennant Group, Inc.	—	—	—	7,775	—	—	—	7,775
Net income attributable to noncontrolling interests	—	—	—	—	—	—	747	747
Share-based compensation	—	—	2,147	—	—	—	—	2,147
Issuance of common stock from the exercise of stock options	41	—	392	—	—	—	—	392
Net issuance of restricted stock	25	—	—	—	—	—	—	—
Balance at March 31, 2025	34,736	$35	$238,630	$64,997	3	$(65)	$19,429	$323,026
Net income attributable to The Pennant Group, Inc.	—	—	—	7,085	—	—	—	7,085
Net income attributable to noncontrolling interests	—	—	—	—	—	—	896	896
Stock-based compensation	—	—	2,183	—	—	—	—	2,183
Issuance of common stock from the exercise of stock options	32	—	437	—	—	—	—	437
Net issuance of restricted stock	14	—	—	—	—	—	—	—
Balance at June 30, 2025	34,782	$35	$241,250	$72,082	3	$(65)	$20,325	$333,627
Net income attributable to The Pennant Group, Inc.	—	—	—	6,081	—	—	—	6,081
Net income attributable to noncontrolling interests	—	—	—	—	—	—	805	805
Stock-based compensation	—	—	2,450	—	—	—	—	2,450
Issuance of common stock from the exercise of stock options	7	—	80	—	—	—	—	80
Net issuance of restricted stock	14	—	—	—	—	—	—	—
Balance at September 30, 2025	34,803	$35	$243,780	$78,163	3	$(65)	$21,130	$343,043

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2023	30,297	$29	$105,712	$34,663	3	$(65)	$5,176	$145,515
Net income attributable to The Pennant Group, Inc.	—	—	—	4,906	—	—	—	4,906
Noncontrolling interests assumed related to acquisitions	—	—	—	—	—	—	11,726	11,726
Net income attributable to noncontrolling interests	—	—	—	—	—	—	152	152
Share-based compensation	—	—	1,440	—	—	—	—	1,440
Issuance of common stock from the exercise of stock options	72	1	492	—	—	—	—	493
Net issuance of restricted stock	2	—	—	—	—	—	—	—
Balance at March 31, 2024	30,371	$30	$107,644	$39,569	3	$(65)	$17,054	$164,232
Net loss attributable to The Pennant Group, Inc.	—	—	—	5,690	—	—	—	5,690
Net income attributable to noncontrolling interests	—	—	—	—	—	—	404	404
Share-based compensation	—	—	1,851	—	—	—	—	1,851
Issuance of common stock from the exercise of stock options	100	—	816	—	—	—	—	816
Net issuance of restricted stock	22	—	—	—	—	—	—	—
Balance at June 30, 2024	30,493	$30	$110,311	$45,259	3	$(65)	$17,458	$172,993
Net income attributable to The Pennant Group, Inc.	—	—	—	6,205	—	—	—	6,205
Equity adjustments related to acquisitions	—	—	4,794	—	—	—	—	4,794
Net income attributable to noncontrolling interests	—	—	—	—	—	—	452	452
Share-based compensation	—	—	2,133	—	—	—	—	2,133
Issuance of common stock from the exercise of stock options	49	1	709	—	—	—	—	710
Net issuance of restricted stock	23	—	—	—	—	—	—	—
Balance at September 30, 2024	30,565	$31	$117,947	$51,464	3	$(65)	$17,910	$187,287

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$23,389	$17,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,179	4,292
Amortization of deferred financing fees	648	876
Gain on disposition of property and equipment, net	(1,099)	(751)
Provision for doubtful accounts	620	622
Share-based compensation	6,780	5,424
Deferred income taxes	(2,709)	(1,283)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,400)	(23,532)
Prepaid expenses and other assets	426	(1,396)
Operating lease obligations	23	(201)
Accounts payable	3,014	5,199
Accrued wages and related liabilities	(3,244)	7,962
Other accrued liabilities	4,959	2,828
Income taxes payable	2,224	—
Other long-term liabilities	1,526	880
Net cash provided by operating activities	27,336	18,729
Cash flows from investing activities:
Purchase of property and equipment	(8,480)	(5,670)
Cash payments for business acquisitions	(56,820)	(48,416)
Cash payments for asset acquisitions	(8,252)	(11,380)
Escrow deposits	(2,936)	(1,755)
Other investing activities	1,538	934
Net cash used in investing activities	(74,950)	(66,287)
Cash flows from financing activities:
Proceeds from Amended Revolving Credit Facility	243,500	309,500
Payments on Amended Revolving Credit Facility	(217,500)	(261,500)
Payments for deferred financing costs	—	(3,915)
Issuance of common stock upon the exercise of options	909	2,019
Other financing activities	(1,205)	(141)
Net cash provided by financing activities	25,704	45,963
Net decrease in cash	(21,910)	(1,595)
Cash beginning of period	24,246	6,059
Cash end of period	$2,336	$4,464

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,777	$6,944
Income taxes	$8,421	$5,633
Operating lease liabilities	$32,313	$29,232
Operating lease right-of-use assets obtained in exchange for new lease obligations	$19,715	$16,191
Finance lease right-of-use assets obtained in exchange for new lease obligations	$5,349	$321
Non-cash investing activity:
Capital expenditures in accounts payable and accrued liabilities	$1,076	$1,630

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and operational senior living units)

1. DESCRIPTION OF BUSINESS
The Pennant Group, Inc. (herein referred to as “Pennant,” the “Company,” “it,” or “its”), is a holding company with no direct operating assets, employees or revenue. The Company, through its independent operating subsidiaries, provides healthcare services across the post-acute care continuum. As of September 30, 2025, the Company’s subsidiaries operated 141 home health, hospice and home care agencies and 61 senior living communities located in Arizona, California, Colorado, Idaho, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. We also provide home health and hospice operational support through a management service agreement in Connecticut.

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

These funds are recognized as a reduction of cost of services expenses when related expenses are incurred. As of September 30, 2025 and December 31, 2024, the Company had $505 and $705 in unapplied state relief funds, respectively. The

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

unapplied state relief funds received are recorded in other accrued liabilities. The Company recognized state relief funding totaling $341 and $1,258 for the three and nine months ended September 30, 2025, and $796 and $2,373 for the three and nine months ended September 30, 2024, respectively, which the Company recognized as a reduction of cost of services expense.

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

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. This guidance is effective for annual periods beginning after December 15, 2024, which will be the Company's fiscal year 2025. The Company is currently evaluating the impact of this ASU on the Consolidated Financial Statements.

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

In September 2025, the FASB issued ASU 2025-06 “Targeted Improvements to the Accounting for Internal-Use Software,” which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40 Internal-Use Software. This guidance is effective for annual periods beginning after December 15, 2027, which will be the Company’s fiscal year 2028, and interim periods within the Company’s fiscal year 2029, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.
3. TRANSACTIONS WITH ENSIGN
Pennant completed its separation from The Ensign Group, Inc. (“Ensign”) in 2019. Certain directors who serve on our Board of Directors also serve as directors of Ensign and own shares of Ensign common stock. Pennant and Ensign continue to partner in the provision of services along the healthcare continuum.

The Company incurred costs of $69 and $472 for the three and nine months ended September 30, 2025, and $297 and $879 for the three and nine months ended September 30, 2024, respectively, that related primarily to shared services at proximate operations.

Expenses related to room and board charges at Ensign skilled nursing facilities for hospice patients were $1,713 and $4,921 for the three and nine months ended September 30, 2025, and $1,180 and $4,250 for the three and nine months ended September 30, 2024, respectively, and are included in cost of services.

The Company’s independent operating subsidiaries leased 32 communities from subsidiaries of Ensign under master lease arrangements as of September 30, 2025. See further discussion below at Note 13, Leases.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to The Pennant Group, Inc.	$6,081	$6,205	$20,941	$16,801

Denominator:
Weighted average shares outstanding for basic net income per share	34,600	30,281	34,534	30,157
Plus: assumed incremental shares from exercise of options and assumed conversion or vesting of restricted stock(a)	670	1,082	740	712
Adjusted weighted average common shares outstanding for diluted income per share	35,270	31,363	35,274	30,869

Earnings Per Share:
Basic net income per common share	$0.18	$0.20	$0.61	$0.56
Diluted net income per common share	$0.17	$0.20	$0.59	$0.54

(a)
The diluted per share amounts do not reflect common share equivalents outstanding of 2,514 and 2,061 for the three and nine months ended September 30, 2025, and 742 and 1,206 for the three and nine months ended September 30, 2024, respectively, because of their anti-dilutive effect.

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

Effective January 1, 2025, CMS implemented a permanent behavioral payment adjustment of -1.975% to the national 30-day payment rate under the PDGM. This adjustment aims to account for differences between assumed and actual behavior changes following the implementation of PDGM, reduce the need for any future large permanent behavioral payment adjustments, and slow the accrual of temporary payment adjustments, as mandated by the Bipartisan Budget Act of 2018. CMS estimates that Medicare payments to home health agencies in calendar year 2025 will increase in the aggregate by 0.5%, or $85 million, compared to calendar year 2024, after accounting for offsetting updates to payment factors.

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

Revenue By Payor

Revenue by payor for the three months ended September 30, 2025 and 2024, is summarized in the following tables:

	Three Months Ended September 30, 2025
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$41,830	$67,001	$—	$108,831	47.5%
Medicaid	4,089	8,099	19,278	31,466	13.7
Subtotal	45,919	75,100	19,278	140,297	61.2
Managed care	32,383	552	—	32,935	14.4
Private and other(a)	18,879	732	36,196	55,807	24.4
Total revenue	$97,181	$76,384	$55,474	$229,039	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations and management services agreement.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended September 30, 2024
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$32,403	$54,516	$—	$86,919	48.1%
Medicaid	2,847	6,303	13,565	22,715	12.6
Subtotal	35,250	60,819	13,565	109,634	60.7
Managed care	23,147	1,505	—	24,652	13.6
Private and other(a)	14,518	433	31,451	46,402	25.7
Total revenue	$72,915	$62,757	$45,016	$180,688	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations and management services agreement.

Revenue by payor for the nine months ended September 30, 2025 and 2024, is summarized in the following tables:

	Nine Months Ended September 30, 2025
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$121,131	$192,646	$—	$313,777	47.7%
Medicaid	11,810	24,117	53,675	89,602	13.6
Subtotal	132,941	216,763	53,675	403,379	61.3
Managed care	92,347	1,921	—	94,268	14.3
Private and other(a)	53,427	2,056	105,252	160,735	24.4
Total revenue	$278,715	$220,740	$158,927	$658,382	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations and management services agreement.

	Nine Months Ended September 30, 2024
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$92,600	$153,146	$—	$245,746	48.5%
Medicaid	8,935	18,925	38,526	66,386	13.1
Subtotal	101,535	172,071	38,526	312,132	61.6
Managed care	62,529	3,555	—	66,084	13.1
Private and other(a)	36,688	1,085	90,359	128,132	25.3
Total revenue	$200,752	$176,711	$128,885	$506,348	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations and management services agreement.

Balance Sheet Impact

Included in the Company’s Condensed Consolidated Balance Sheets are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as contract liabilities, which primarily represent payments the Company receives in advance of services provided.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounts receivable, net as of September 30, 2025 and December 31, 2024 is summarized in the following table:

	September 30, 2025	December 31, 2024
Medicare	$56,773	$46,677
Medicaid	13,542	13,382
Managed care	15,306	14,220
Private and other	10,993	7,255
Accounts receivable, gross	96,614	81,534
Less: allowance for doubtful accounts	(532)	(232)
Accounts receivable, net	$96,082	$81,302

Concentrations - Credit Risk

The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s gross receivables from the Medicare and Medicaid programs accounted for approximately 72.8% and 73.7% of its total gross accounts receivable as of September 30, 2025 and December 31, 2024, respectively. Combined revenue from reimbursement under the Medicare and Medicaid programs accounted for 61.2% and 61.3% of the Company’s revenue the three and nine months ended September 30, 2025, and 60.7% and 61.6% of the Company’s revenue for the three and nine months ended September 30, 2024, respectively.

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

As of September 30, 2025, the Company provided services through 141 affiliated home health, hospice and home care agencies, and 61 affiliated senior living operations. The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. The Company’s Service Center provides various services to all lines of business. The Company does not review assets by segment and therefore assets by segment are not disclosed below.

The CODM uses Segment Adjusted EBITDAR from Operations as the primary measure of profit and loss for the Company's reportable segments and to compare the performance of its operations with those of its competitors. The CODM monitors these results and provides guidance to leadership of the reportable segments to allocate enterprise-wide resources. Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, unallocated corporate and administrative expenses, and, in order to view the operations’ performance on a comparable basis from period to period, certain adjustments including: (1) activities associated with start-up operations, (2) share-based compensation expense, (3) acquisition

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

related costs, (4) activities associated with transitioning operations, (5) unusual, non-recurring, or redundant charges, and (6) net income attributable to noncontrolling interest. “All Other” consists of revenues generated at operating locations not included in the segment financial information reviewed by the CODM. Revenue included in the “All Other” category is insignificant individually, and therefore does not constitute a reportable segment. General and administrative expenses are not allocated to the reportable segments, and are included as “Unallocated corporate expenses”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
The following tables present certain financial information regarding the Company’s reportable segments, provided that general and administrative expenses are not allocated to the reportable segments:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Three Months Ended September 30, 2025
Segment Revenue	$173,545	$53,880	$1,614	$229,039
Segment Cost of Services	144,475	38,572
Segment Adjusted EBITDAR from Operations	$29,070	$15,308		$44,378
Three Months Ended September 30, 2024
Segment Revenue	$135,672	$45,016	$—	$180,688
Segment Cost of Services	111,948	31,605
Segment Adjusted EBITDAR from Operations	$23,724	$13,411		$37,135

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Nine Months Ended September 30, 2025
Revenue	$498,236	$155,276	$4,870	$658,382
Segment Cost of Services	414,209	110,731
Segment Adjusted EBITDAR from Operations	$84,027	$44,545		$128,572
Nine Months Ended September 30, 2024
Revenue	$373,495	$127,896	$4,957	$506,348
Segment Cost of Services	309,007	89,670
Segment Adjusted EBITDAR from Operations	$64,488	$38,226		$102,714

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides a reconciliation of Segment Adjusted EBITDAR from Operations to Condensed Consolidated Income from Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment Adjusted EBITDAR from Operations	$44,378	$37,135	$128,572	$102,714
Less: Unallocated corporate expenses	15,043	11,133	42,972	31,840
Depreciation and amortization	2,063	1,493	6,179	4,292
Rent—cost of services	12,063	10,906	35,703	31,814
Other income	182	109	368	192
Adjustments to Segment EBITDAR from Operations:
Less: Start-up operations(a)	(7)	65	(87)	(72)
Share-based compensation expense and related taxes(b)	2,480	2,342	6,859	5,817
Acquisition related costs(c)	3,047	494	5,485	996
Activities associated with transitioning operations(d)	40	12	(976)	(583)
Unusual, non-recurring or redundant charges(e)	34	239	101	546
Add: Net income attributable to noncontrolling interest	805	452	2,448	1,008
Condensed Consolidated Income from Operations	$10,238	$10,794	$34,416	$28,880

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(c)	Non-capitalizable costs associated with acquisitions and write-offs for amounts in dispute with the prior owners of certain acquired operations.
(d)	During 2024 and 2025, an affiliate of the Company held its memory care units in transition and is converting the facility into an assisted living community. We received insurance proceeds related to the property in 2024 and 2025 which were recorded in gain on disposition of property and equipment, net on the consolidated statements of income.
(e)	Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses.

Adjusted segment depreciation expense	Home Health and Hospice Services	Senior Living Services
Three Months Ended September 30, 2025	$205	$1,213
Three Months Ended September 30, 2024	$206	$1,046

Adjusted segment depreciation expense	Home Health and Hospice Services	Senior Living Services
Nine Months Ended September 30, 2025	$644	$3,493
Nine Months Ended September 30, 2024	$589	$3,013

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2025 Acquisitions

During the nine months ended September 30, 2025, the Company expanded its operations with the addition of nine home health agencies, four hospice agencies, and four senior living communities. In connection with the three senior living communities acquired on February 1, 2025, the Company entered into new long-term “triple-net” leases. For the one senior living community acquired on April 1, 2025, the Company acquired the real estate of the community. The purchase price of the real estate acquired was $8,252, which consisted primarily of land and building. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction. These new communities included 316 operational senior living units to be operated by the Company's independent operating subsidiaries.

Five home health agencies and four hospice agencies were acquired on January 1, 2025, when the Company closed the second part of its planned acquisition of certain Signature Group, LLC operations. The transaction was classified as a business combination in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The aggregate purchase price for the business combination, paid through cash and acquired liabilities, was $48,480, which preliminarily consisted of goodwill of $27,480, indefinite-lived intangible assets of $16,300 related to Medicare and Medicaid licenses, and trade names of $4,700. The Company anticipates that the total goodwill recognized will be fully deductible for tax purposes. The Signature Group, LLC acquisition contributed $48,817 in revenue and operating income of $8,861 during the nine months ended September 30, 2025.

On July 1, 2025, the Company acquired three home health agencies. On September 1, 2025, the Company acquired one home health agency. These transactions were classified as a business combination in accordance with ASC 805. The aggregate purchase price for the business combinations was $9,200, which preliminarily consisted of goodwill of $4,930, indefinite-lived intangible assets of $3,275 related to Medicare and Medicaid licenses, and trade names of $995. The Company anticipates that the total goodwill recognized will be fully deductible for tax purposes. The acquisitions contributed $3,953 in revenue and operating income of $574 during the nine months ended September 30, 2025.

Supplemental pro forma information for the Company’s 2025 acquisitions has not been presented for the pre-acquisition periods due to the impracticability of obtaining accurate or reliable historical financial information for the periods the acquired entities were not owned by the Company.

There were no material acquisition costs that were expensed related to business combinations completed during the nine months ended September 30, 2025.

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

Subsequent Events

On October 1, 2025, the Company consummated the previously announced acquisitions contemplated by that certain Purchase Agreement, dated April 30, 2025, as amended (the “Purchase Agreement”), by and among the Company, through its wholly-owned subsidiaries, and UnitedHealth Group Incorporated (“UnitedHealth”), Amedisys, Inc. and certain other sellers (collectively, the “Sellers”). Pursuant to the Purchase Agreement, the Company agreed to acquire from the Sellers certain equity interests in, and agreed to acquire from the Sellers certain assets of, certain subsidiaries of UnitedHealth and Amedisys related

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

to the business of providing home health, hospice, or palliative care services through certain providers (the “Transaction”).

The total initial consideration for the Transaction was $146.5 million in cash, funded through a combination of cash on hand and available credit on our revolving credit facility, which is subject to certain post-closing adjustments pursuant to the Purchase Agreement. The asset package includes 21 home health agencies, five hospice agencies, and four home care agencies, geographically spread across 54 locations in Tennessee, Georgia, and Alabama. The Company and UnitedHealth have a transition services agreement in place.

Due to the proximity of the closing date of the Transaction to the Company’s filing date of this Quarterly Report, the initial accounting for the Transaction is incomplete, and therefore the Company is unable to disclose certain information required by ASC 805, Business Combinations, including the provisional amounts recognized as of the acquisition date for each major class of assets acquired, liabilities assumed, and goodwill, and the supplemental pro forma revenue and earnings for the combined entity, and as such, required disclosures will be presented in future periods.

On November 1, 2025, the Company acquired the real estate of one senior living community located in Idaho. On November 4, 2025, the Company acquired the real estate of one senior living community located in Wisconsin. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operators of the acquired operations as part of each of the transactions. These new communities include 152 operational senior living units to be operated by one of the Company’s independent operating subsidiaries.

8. PROPERTY AND EQUIPMENT—NET
Property and equipment, net consist of the following:

	September 30, 2025	December 31, 2024
Land	$7,906	$5,632
Building	14,073	8,778
Leasehold improvements	24,420	21,879
Equipment	36,500	31,200
Furniture and fixtures	2,426	1,541
Construction in progress	4,814	2,715
	90,139	71,745
Less: accumulated depreciation	(34,277)	(28,449)
Property and equipment, net	$55,862	$43,296

Depreciation expense was $2,063 and $6,179 for the three and nine months ended September 30, 2025, and $1,493 and $4,292 for the three and nine months ended September 30, 2024, respectively.

The Company measures certain assets at fair value on a non-recurring basis, including long-lived assets, which are evaluated for impairment on an annual basis or when a triggering event occurs. Long-lived assets include assets such as property and equipment, operating lease assets and certain intangible assets. The inputs used to determine the fair value of long-lived assets in the impairment analysis are considered Level 3 measurements due to their subjective nature. Management has evaluated its long-lived assets and determined there was no impairment recorded during the three and nine months ended September 30, 2025 and 2024.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS
The following table represents activity in goodwill by segment for the nine months ended September 30, 2025:

	Home Health and Hospice Services	Senior Living Services	Total
December 31, 2024	$125,482	$3,642	$129,124
Additions	32,410	—	32,410
September 30, 2025	$157,892	$3,642	$161,534

Other indefinite-lived intangible assets consist of the following:

	September 30, 2025	December 31, 2024
Trade names	$14,161	$8,465
Medicare and Medicaid licenses	107,291	87,717
Total	$121,452	$96,182

No goodwill or intangible asset impairment charges were recorded during the three and nine months ended September 30, 2025 and 2024.

10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	September 30, 2025	December 31, 2024
Accrued self-insurance liabilities	$7,208	$5,396
Hospice CAP liabilities	4,095	4,007
Income taxes payable	2,224	—
Deferred revenue	2,221	2,284
Refunds payable	1,907	1,382
Property taxes	1,524	1,028
Resident deposits	944	1,399
Software license payable	1,200	1,170
Other	3,704	3,520
Other accrued liabilities	$25,027	$20,186

Deferred revenue occurs when the Company receives payments in advance of services provided. Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Resident deposits include refundable deposits to residents.

11. DEBT
Long-term debt consists of the following:

	September 30, 2025	December 31, 2024
Amended Revolving credit facility(a)	$26,000	$—

(a)	During the year ended December 31, 2024, the Company used the proceeds from a public offering of common stock to pay in full the outstanding balance on our amended revolving credit facility.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At September 30, 2025 and December 31, 2024, the Company had unamortized deferred debt issuance costs of $3,258 and $3,906, respectively, recorded in restricted and other assets on our Condensed Consolidated Balance Sheets. Amortization expense for deferred debt issuance costs was $212 and $648 for the three and nine months ended September 30, 2025, and $616 and $876 for the three and nine months ended September 30, 2024, respectively, and is recorded in interest expense, net on the Condensed Consolidated Statements of Income.

On July 31, 2024, Pennant entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which provides for a revolving credit facility (the “Amended Revolving Credit Facility”) with a syndicate of banks with a borrowing capacity of $250,000. In conjunction with the amendment, the Company incurred additional debt issuance costs of $3,915 and wrote off previously deferred unamortized debt issuance costs of $428 in 2024. Per the terms of the Amended Credit Agreement, the interest rates applicable to loans under the Amended Revolving Credit Facility are, at the Company’s election, either (i) Term Standard Overnight Financing Rate (“SOFR”) (as defined in the Amended Credit Agreement) plus a margin ranging from 1.75% to 2.75% per annum or (ii) Base Rate plus a margin ranging from 0.75% to 1.75% per annum, in each case based on the ratio of Consolidated Total Net Debt to Consolidated EBITDA (each, as defined in the Amended Credit Agreement). In addition, Pennant pays a commitment fee on the undrawn portion of the commitments under the Amended Revolving Credit Facility that ranges from 0.25% to 0.45% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio of the Company and its subsidiaries. The Company is not required to repay any loans under the Amended Credit Agreement prior to maturity in July 2029. As of September 30, 2025, the Company’s weighted average interest rate on its outstanding debt was 8.00%. As of September 30, 2025, the Company had available borrowing on the Amended Revolving Credit Facility of $219,814, which was net of outstanding letters of credit of $4,186.

The fair value of the Amended Revolving Credit Facility approximates carrying value, due to the short-term nature and variable interest rates. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates.

The Amended Credit Agreement is guaranteed, jointly and severally, by certain of the Company’s independent operating subsidiaries, and is secured by a pledge of stock of the Company's material independent operating subsidiaries as well as a first lien on substantially all of each material operating subsidiary's personal property. The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain leverage ratios that impact the amount of interest. As of September 30, 2025, the Company was compliant with all such financial covenants.

Subsequent Events

On November 3, 2025, the Company entered into the First Amendment to the Amended Credit Agreement (“Amendment”), which establishes an incremental term loan with an aggregate principal amount of $100,000. The incremental term loan constitutes a term loan under, and is subject to the terms and provisions of, the Amended Credit Agreement, including bearing interest at the same interest rate, and having the same maturity date. The Company used the proceeds of the incremental term loan to refinance a portion of the outstanding revolving loans under the Amended Credit Agreement and to pay fees and expenses incurred in connection with the Amendment. The lender group remains unchanged.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total share-based compensation expense for all Pennant Plans for the three and nine months ended September 30, 2025 and 2024 was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Share-based compensation expense related to stock options	$1,928	1,377	$4,902	$3,628
Share-based compensation expense related to Restricted Stock	185	150	799	392
Share-based compensation expense related to Restricted Stock to non-employee directors	337	606	1,079	1,404
Total share-based compensation	$2,450	$2,133	$6,780	$5,424

In future periods, the Company estimates it will recognize the following share-based compensation expense for unvested stock options and unvested Restricted Stock as of September 30, 2025:

	Unrecognized Compensation Expense	Weighted Average Recognition Period (in years)
Unvested Stock Options	$24,593	3.9
Unvested Restricted Stock	1,655	2.6
Total unrecognized share-based compensation expense	$26,248
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

The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted as of September 30:

Grant Year	Options Granted	Risk-Free Interest Rate	Expected Life(a)	Expected Volatility(b)	Dividend Yield	Weighted Average Fair Value of Options
2025	1,110	4.1%	6.5	42.0%	—%	$13.64
2024	778	4.3%	6.5	42.6%	—%	$10.38

(a)
Under the midpoint method, the expected option life is the midpoint between the contractual option life and the average vesting period for the options being granted. This resulted in an expected option life of 6.5 years for the options granted.

(b)	Because the Company’s equity shares have been traded for a relatively short period of time, expected volatility assumption was based on the volatility of related industry stocks.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table represents the employee stock option activity during the nine months ended September 30, 2025:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
December 31, 2024	3,331	20.01	1,367	$20.67
Granted	1,110	28.00
Exercised	(80)	11.40
Forfeited	(37)	20.78
Expired	(2)	26.22
September 30, 2025	4,322	$22.21	1,770	$21.05

Restricted Stock

A summary of the status of Pennant’s non-vested Restricted Stock, and changes during the nine months ended September 30, 2025, is presented below:

	Non-Vested Restricted Stock	Weighted Average Grant Date Fair Value
December 31, 2024	152	$16.27
Granted	53	25.33
Vested	(96)	19.99
September 30, 2025	109	$17.35

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

As of September 30, 2025, the Company’s independent operating subsidiaries leased 32 senior living communities from subsidiaries of Ensign (“Ensign Leases”) under master lease arrangements. The existing leases with subsidiaries of Ensign have initial terms of between 14 to 20 years. The total amount of rent expense included in rent - cost of services paid to subsidiaries of Ensign was $3,757 and $11,266 for the three and nine months ended September 30, 2025, and $3,488 and $10,464 for the three and nine months ended September 30, 2024, respectively. In addition to rent, each of the operating companies are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all community maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties.

Fourteen of the Company’s affiliated senior living communities, excluding the communities that are operated under the Ensign Leases, are operated under three separate master lease arrangements. Under these master leases, a breach at a single community could subject one or more of the other communities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases and

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

master leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the master lease without the consent of the landlord.

The Company also has finance lease right of use assets included in restricted and other assets and finance lease liabilities included in other accrued liabilities and other long-term liabilities on our Condensed Consolidated Balance Sheets. These finance leases have initial terms between 2 and 5 years. As of September 30, 2025, the Company has a real estate lease with a purchase option that we are reasonably certain to exercise and leased vehicles that are considered finance leases under ASC 842. As of September 30, 2025, the weighted average remaining lease term and the weighted average discount rate was 1.6 years and 6.27%, respectively. The total amount of costs pertaining to finance leases during the current year include $118 and $332 recorded in depreciation and amortization for the three and nine months ended September 30, 2025, and $95 and $262 of interest expense, net for the three and nine months ended September 30, 2025, respectively. In the prior year there was $50 and $139 of depreciation and amortization expense for the three and nine months ended September 30, 2024, and $15 and $38 of interest expense, net for the three and nine months ended September 30, 2024, respectively.

The components of operating lease cost, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Lease Costs:
Community Rent—cost of services	$9,785	$9,045	$29,058	$26,560
Office Rent—cost of services	2,278	1,861	6,645	5,254
Rent—cost of services	$12,063	$10,906	$35,703	$31,814

General and administrative expense	$181	$114	$487	$317
Variable lease cost (a)	$2,554	$2,187	$7,382	$6,456

(a)
Represents variable lease cost for operating leases, which costs include property taxes and insurance, common area maintenance, and consumer price index increases, incurred as part of the Company’s triple net leases, and which is included in cost of services for our home health and hospice and senior living leases, and general and administrative expense for our Service Center leases for the three and nine months ended September 30, 2025 and 2024.

The following table shows the lease maturity analysis for all leases as of September 30, 2025, for the years ended December 31:

Year	Operating Lease Amounts	Finance Lease Amounts
2025 (Remainder)	$10,862	$183
2026	42,376	721
2027	41,007	5,436
2028	39,134	217
2029	37,513	14
Thereafter	248,857	—
Total lease payments	419,749	6,571
Less: present value adjustments	(142,935)	(540)
Present value of total lease liabilities	276,814	6,031
Less: current lease liabilities	(21,969)	(363)
Long-term lease liabilities	$254,845	$5,668

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at each lease’s commencement date to determine each lease's operating lease liability. As of September 30, 2025, the weighted average remaining lease term is 11.1 years and the weighted average discount rate is 8.0%.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. INCOME TAXES
The Company recorded income tax expense of $2,518 and $1,354, or 26.8% and 16.9% of earnings before income taxes, for the three months ended September 30, 2025 and 2024, respectively. The increase in the effective tax rate is primarily due to having more compensation subject to IRC Section 162(m) and less excess tax benefits on equity compensation.

The Company recorded income tax expense of $7,970 and $4,957, or 25.4% and 21.8% of earnings before income taxes, for the nine months ended September 30, 2025 and 2024, respectively. The increase in the effective tax rate is primarily due to having more compensation subject to IRC Section 162(m) and less excess tax benefits on equity compensation.

On July 4, 2025, the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14”, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law, that includes tax reform provisions that amend, eliminate and extend tax rules under the Inflation Reduction Act and Tax Cuts and Jobs Act. The impact to the Company of the OBBBA at this time includes the permanent reinstatement of bonus depreciation on qualified property and the immediate expensing of research and development costs, including previously unamortized capitalized amounts. Based on our current projections, we anticipate the impact will defer the payment of a portion of our current federal tax. However, because our tax provision is based on both current and deferred tax, we believe the impact to our income statement and effective tax rate will be immaterial.

15. DEFINED CONTRIBUTION PLAN
The Company has a 401(k) defined contribution plan (the “401(k) Plan”), whereby eligible employees may contribute up to 90% of their annual basic earnings, subject to applicable annual Internal Revenue Code limits. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company. The Company expensed matching contributions to the 401(k) Plan of $650 and $1,777 for the three and nine months ended September 30, 2025, and $303 and $874 for the three and nine months ended September 30, 2024, respectively.

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

At September 30, 2025 and December 31, 2024, the Company’s deferred compensation liabilities were $3,695 and $2,170, respectively, in other long-term liabilities on the Condensed Consolidated Balance Sheets. The cash surrender value of the individual variable life insurance contracts is based on investment funds that shadow the investment allocations specified by participants in the DCP. At September 30, 2025 and December 31, 2024, the cash surrender value of the company owned life insurance (“COLI”) policies were $3,710 and $2,182, respectively, and were included as a component of restricted and other assets on the Condensed Consolidated Balance Sheets. There are no outstanding loan amounts offset against the cash surrender value of the COLI policies. The gains and losses recorded for the change in cash surrender value were immaterial for each period presented.

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

Under the Fraud Enforcement and Recovery Act (“FERA”) and its associated rules, healthcare providers face significant penalties for the knowing retention of government overpayments, even if no false claim was involved. Under current regulations, providers have an obligation to return overpayments to CMS within 60 days of “identification” (i.e., a person has identified an overpayment when the person knowingly receives or retains an overpayment with the same knowledge standard under the FCA) or the date any corresponding cost report is due, whichever is later. This 60-day repayment obligation is

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

suspended, however, when a provider is conducting a good faith investigation to determine the existence of related overpayments that may arise from the same (or similar) cause as the originally identified overpayment, and the provider conducts a timely, good-faith investigation to determine whether related overpayments exist. Retention of overpayments beyond this period may create liability under the FCA. In addition, FERA protects whistleblowers (including employees, contractors, and agents) from retaliation.

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

As of September 30, 2025, 13 of the Company’s independent operating subsidiaries had Reviews scheduled, on appeal or in dispute resolution process, both pre- and post-payment. If an operation fails an initial or subsequent Review, the operation could then be subject to extended Review, suspension of payment, or extrapolation of the identified error rate to all billing in the same time period. The Company, from time to time, receives record requests in Reviews which have resulted in claim denials on paid claims. The Company has appealed substantially all denials arising from these Reviews using the applicable appeals process. As of September 30, 2025, and through the filing of this Quarterly Report on Form 10-Q, the Company’s independent operating subsidiaries have responded to the Reviews that are currently ongoing, on appeal or in dispute resolution process. The Company cannot predict the ultimate outcome of any regulatory and other governmental Reviews. While such Reviews are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The costs to respond to and defend such Reviews may be significant and an adverse determination in such Reviews may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, other penalties (some of which may not be covered by insurance), and termination from Medicare programs which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition. However, pursuant to the federal government shutdown, CMS has advised that certain activities are prohibited to be performed. These include Medicare-funded recertification and initial surveys, certain revisit surveys, and complaint investigations (except those alleging immediate jeopardy or actual harm to individuals). Therefore, some of the Reviews may be delayed for the duration of the federal government shutdown beginning October 1, 2025.

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

Overview

We are a leading provider of high-quality healthcare services to patients and residents of all ages, including the growing senior population, in the United States. We strive to be the provider of choice in the communities we serve through our innovative operating model. We operate in multiple lines of businesses including home health, hospice and senior living services across Arizona, California, Colorado, Idaho, Montana, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. We also provide home health and hospice operational support through a management service agreement in Connecticut. As of September 30, 2025, our home health and hospice business provided home health, hospice and home care services from 141 agencies operating across these 13 states, and our senior living business operated 61 senior living communities throughout seven states.

The following table summarizes our affiliated home health and hospice agencies and senior living communities as of:

	December 31,								September 30,
	2017	2018	2019	2020	2021	2022	2023	2024	2025
Home health and hospice agencies	46	54	63	76	88	95	111	123	141
Senior living communities	43	50	52	54	54	49	51	57	61
Senior living units	3,434	3,820	3,963	4,127	4,127	3,500	3,588	3,960	4,276
Total number of home health, hospice, and senior living operations	89	104	115	130	142	144	162	180	202

Recent Activities

Acquisitions. During the nine months ended September 30, 2025, we expanded our operations with the addition of nine home health agencies, four hospice agencies, and four senior living communities. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction.

Trends

We have experienced improvement in senior living revenue per occupied unit and occupancy during the nine months ended September 30, 2025, compared to the same period in 2024. Though we have seen improvements in revenue per occupied unit and occupancy year over year, the highly competitive environment for senior living residents and inflationary factors will continue to impact the rate at which our revenue per occupied unit changes in our senior living communities.

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

On June 30, 2025, CMS issued the Calendar Year (“CY”) 2026 Home Health Prospective Payment System proposed rule (the “HH Payment Proposed Rule”). The 2026 HH Payment Proposed Rule includes several changes that, if finalized, could materially impact reimbursement for home health providers. The HH Payment Proposed Rule’s net payment update percentage is -6.4%, which would result in an aggregate estimated decrease across all home health providers of $1.135 billion in payments compared to fiscal year 2025. The payment update percentage includes a market basket update of 2.4%, a permanent behavior adjustment of -3.7%, a temporary payment adjustment of -4.6%, and a -0.5% update to the fixed dollar loss ratio. These adjustments are intended, in part, to account for differences between assumed and actual provider behavior changes since the PDGM’s implementation in 2020, as required by the Bipartisan Budget Act of 2018. The HH Payment Proposed Rule also proposes changes to the regulations governing home health face-to-face visits, which would allow physicians, in addition to other professionals, to perform the face-to-face encounter regardless of whether they are the certifying practitioner or whether they previously cared for the patient. In addition, CMS proposes to recalibrate case-mix weights, adjust certain items relating to the home health quality reporting program, and revise certain measures included in the home health value-based purchasing model.

On August 1, 2025, CMS issued the 2026 Hospice Wage Index and Payment Rate Update final rule (the “Hospice Payment Final Rule”) with changes effective October 1, 2025. The Hospice Payment Final Rule’s payment update percentage is 2.6%, which is an estimated increase of $750 million in payments from fiscal year 2025 in the aggregate across all hospice providers. The payment update percentage is based on a 3.3% market basket percentage increase, which is reduced by a 0.7% productivity adjustment. The Hospice Payment Final Rule clarifies that the physician member of a hospice’s interdisciplinary group may recommend admission to hospice care, which aligns certification regulations with the hospice conditions of participation. In addition, the Hospice Payment Final Rule updates the statutory aggregate cap that limits the overall payments per patient that may be made to a hospice annually. The hospice cap amount for the 2026 fiscal year is $35,361.44, increased by 2.6% from the 2025 fiscal year cap of $34,465.34.

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

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which enacts significant reforms to the Medicaid program that may indirectly impact the Company’s operations. These changes include mandatory work requirements for certain adult beneficiaries, expanded cost-sharing obligations, and reductions to provider tax funding. As a result, states may experience reduced federal Medicaid funding, which could lead to changes in Medicaid eligibility and benefit design and result in potential reductions or delays in reimbursement for Medicaid-covered services our independent subsidiaries provide. The Company’s independent subsidiaries that serve Medicaid or dual-eligible beneficiaries may be affected by these policy changes, particularly in states with high Medicaid utilization. In addition, the OBBBA may impact state budgets due to reduced federal Medicaid contributions as a result of the OBBBA. Some states where the Company provides services have taken actions to address the OBBBA. For example, California signed S.B. 105 into law on September 17, 2025, which is a comprehensive budget bill for the state’s fiscal year 2025 - 2026 and contains specific allocation of funds for the state’s Medicaid program, Medi-Cal, to align with the OBBBA. Other states may take similar actions to address the OBBBA which can further affect the Company’s operations.
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

The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Home health services:
Total home health admissions	20,426	14,993	57,135	43,782
Total Medicare home health admissions	8,221	6,071	22,800	18,155
Average Medicare revenue per 60-day completed episode(a)	$3,793	$3,687	$3,782	$3,598
Hospice services:
Total hospice admissions	3,483	2,987	10,766	9,118
Average hospice daily census	4,044	3,444	3,916	3,209
Hospice Medicare revenue per day	$189	$183	$190	$182

(a)	The year-to-date average Medicare revenue per 60-day completed episode includes post period claim adjustments for prior quarters.

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

The following table summarizes our senior living statistics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Occupancy	80.9%	79.1%	79.4%	78.9%
Average monthly revenue per occupied unit	$5,195	$4,836	$5,180	$4,758

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
Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	100.0%	100.0%	100.0%	100.0%
Expense:
Cost of services	81.0	80.0	80.8	80.1
Rent—cost of services	5.3	6.0	5.4	6.3
General and administrative expense	8.4	7.2	7.9	7.2
Depreciation and amortization	0.9	0.8	0.9	0.8
(Gain) loss on disposition of property and equipment, net	—	—	(0.2)	(0.1)
Total expenses	95.6	94.0	94.8	94.3
Income from operations	4.4	6.0	5.2	5.7
Other expense, net:
Other income	0.1	0.1	—	—
Interest expense, net	(0.4)	(1.6)	(0.5)	(1.2)
Other expense, net	(0.3)	(1.5)	(0.5)	(1.2)
Income before provision for income taxes	4.1	4.5	4.7	4.5
Provision for income taxes	1.1	0.8	1.1	1.0
Net income	3.0	3.7	3.6	3.5
Less: net income attributable to noncontrolling interest	0.3	0.3	0.4	0.2
Net income attributable to Pennant	2.7%	3.4%	3.2%	3.3%

The following table presents our consolidated GAAP Financial measures for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Consolidated GAAP Financial Measures:
Total revenue	$229,039	$180,688	$658,382	$506,348
Total expenses	218,801	169,894	$623,966	$477,468
Income from operations	$10,238	$10,794	$34,416	$28,880

The following tables present certain financial information regarding our reportable segments for the periods presented. General and administrative expenses are not allocated to the reportable segments.

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Three Months Ended September 30, 2025
Segment Revenue	$173,545	$53,880	$1,614	$229,039
Segment Cost of Services	144,475	38,572
Segment Adjusted EBITDAR from Operations	$29,070	$15,308		$44,378
Three Months Ended September 30, 2024
Segment Revenue	$135,672	$45,016	$—	$180,688
Segment Cost of Services	111,948	31,605
Segment Adjusted EBITDAR from Operations	$23,724	$13,411		$37,135

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Nine Months Ended September 30, 2025
Segment Revenue	$498,236	$155,276	$4,870	$658,382
Segment Cost of Services	414,209	110,731
Segment Adjusted EBITDAR from Operations	$84,027	$44,545		$128,572
Nine Months Ended September 30, 2024
Segment Revenue	$373,495	$127,896	$4,957	$506,348
Segment Cost of Services	309,007	89,670
Segment Adjusted EBITDAR from Operations	$64,488	$38,226		$102,714

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations to Condensed Consolidated Income from Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Segment Adjusted EBITDAR from Operations(a)	$44,378	$37,135	$128,572	$102,714
Less: Unallocated corporate expenses	15,043	11,133	42,972	31,840
Less: Depreciation and amortization	2,063	1,493	6,179	4,292
Rent—cost of services	12,063	10,906	35,703	31,814
Other income (expense)	182	109	368	192
Adjustments to Segment EBITDAR from Operations:
Less: Start-up operations(b)	(7)	65	(87)	(72)
Share-based compensation expense(c)	2,480	2,342	6,859	5,817
Acquisition related costs(d)	3,047	494	5,485	996
Activities associated with transitioning operations(e)	40	12	(976)	(583)
Unusual, non-recurring or redundant charges(f)	34	239	101	546
Add: Net income attributable to noncontrolling interest	805	452	2,448	1,008
Income from operations	$10,238	$10,794	$34,416	$28,880

(a)	Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, unallocated corporate and administrative expenses, and, in order to view the operations’ performance on a comparable basis from period to period, certain adjustments including: (1) activities associated with start-up operations, (2) share-based compensation expense, (3) acquisition related costs, (4) activities associated with transitioning operations, (5) unusual, non-recurring, or redundant charges, and (6) net income attributable to noncontrolling interest. “All Other” consists of revenues generated at operating locations not included in the segment financial information reviewed by the CODM. Revenue included in the “All Other” category is insignificant individually, and therefore does not constitute a reportable segment. General and administrative expenses are not allocated to the reportable segments, and are included as “Unallocated corporate expenses”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(b)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(c)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(d)	Non-capitalizable costs associated with acquisitions and write-offs for amounts in dispute with the prior owners of certain acquired operations.
(e)	During 2024 and 2025, an affiliate of the Company held its memory care units in transition and is converting the facility into an assisted living community. We received insurance proceeds related to the property in 2024 and 2025 which were recorded in gain on disposition of property and equipment, net on the consolidated statements of income.
(f)	Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses.

Performance and Valuation Measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Consolidated Non-GAAP Financial Measures:
Performance Metrics
Consolidated EBITDA	$11,678	$11,944	$38,515	$32,356
Consolidated Adjusted EBITDA	$17,347	$15,149	$50,095	$39,523
Valuation Metric
Consolidated Adjusted EBITDAR	$29,335		$85,600

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Segment Non-GAAP Measures:(a)
Segment Adjusted EBITDA from Operations
Home health and hospice services	$26,815	$21,863	$77,423	$59,356
Senior living services	$5,575	$4,419	$15,644	$12,007

(a)	General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss.

The table below reconciles Consolidated Net Income to the consolidated Non-GAAP financial measures, Consolidated EBITDA and Consolidated Adjusted EBITDA, and to the Non-GAAP valuation measure, Consolidated Adjusted EBITDAR, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Consolidated net income	$6,886	$6,657	$23,389	$17,809
Less: Net income attributable to noncontrolling interest	805	452	2,448	1,008
Add: Provision for income taxes	2,518	1,354	7,970	4,957
Interest expense, net	1,016	2,892	3,425	6,306
Depreciation and amortization	2,063	1,493	6,179	4,292
Consolidated EBITDA	11,678	11,944	38,515	32,356
Adjustments to Consolidated EBITDA
Add: Start-up operations(a)	(7)	65	(87)	(72)
Share-based compensation expense(b)	2,480	2,342	6,859	5,817
Acquisition related costs(c)	3,047	494	5,485	996
Activities associated with transitioning operations(d)	40	12	(976)	(583)
Unusual, non-recurring or redundant charges(e)	34	239	101	546
Rent related to items (a) and (d) above	75	53	198	463
Consolidated Adjusted EBITDA	17,347	15,149	50,095	39,523
Rent—cost of services	12,063	10,906	35,703	31,814
Rent related to items (a) and (d) above	(75)	(53)	(198)	(463)
Adjusted rent—cost of services	11,988	10,853	35,505	31,351
Consolidated Adjusted EBITDAR	$29,335		$85,600

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(c)	Non-capitalizable costs associated with acquisitions and write-offs for amounts in dispute with the prior owners of certain acquired operations.
(d)	During 2024 and 2025, an affiliate of the Company held its memory care units in transition and is converting the facility into an assisted living community. We received insurance proceeds related to the property in 2024 and 2025 which were recorded in gain on disposition of property and equipment, net on the consolidated statements of income.
(e)	Represents unusual or non-recurring charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses.

The table below reconciles Segment Adjusted EBITDAR from Operations to Segment Adjusted EBITDA from Operations for the periods presented:

	Three Months Ended September 30,
	Home Health and Hospice		Senior Living
	2025	2024	2025	2024
	(In thousands)
Segment Adjusted EBITDAR from Operations	$29,070	$23,724	$15,308	$13,411
Less: Rent—cost of services	2,277	1,861	9,786	9,045
Rent related to start-up and transitioning operations	(22)	—	(53)	(53)
Segment Adjusted EBITDA from Operations	$26,815	$21,863	$5,575	$4,419

	Nine Months Ended September 30,
	Home Health and Hospice		Senior Living
	2025	2024	2025	2024
	(In thousands)
Segment Adjusted EBITDAR from Operations	$84,027	$64,488	$44,545	$38,226
Less: Rent—cost of services	6,645	5,254	29,058	26,560
Rent related to start-up and transitioning operations	(41)	(122)	(157)	(341)
Segment Adjusted EBITDA from Operations	$77,423	$59,356	$15,644	$12,007

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

We calculate Consolidated EBITDA as net income, adjusted for net income attributable to noncontrolling interest, before (a) interest expense (b) provision for income taxes and (c) depreciation and amortization.

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

We calculate Consolidated Adjusted EBITDA by adjusting Consolidated EBITDA to exclude the effects of non-core business items, which for the reported periods includes, to the extent applicable:

•results at start-up operations;
•share-based compensation expense;

•acquisition related costs;
•activities associated with transitioning operations; and
•unusual, non-recurring, or redundant charges.

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

The adjustments made and previously described in the computation of Consolidated Adjusted EBITDA are also made when computing Consolidated Adjusted EBITDAR. We calculate Consolidated Adjusted EBITDAR by excluding rent-cost of services and rent related to start-up operations from Consolidated Adjusted EBITDA.

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Revenue

	Three Months Ended September 30,
	2025		2024
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$81,496	35.6%	$60,988	33.8%
Hospice	76,384	33.3	62,757	34.7
Home care and other(a)	15,685	6.9	11,927	6.6
Total home health and hospice services	173,565	75.8	135,672	75.1
Senior living services	55,474	24.2	45,016	24.9
Total revenue	$229,039	100.0%	$180,688	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $48.4 million, or 26.8%, during the three months ended September 30, 2025. We experienced growth of $37.9 million from increased operational performance in our Home Health and Hospice segment from increased admissions and census, in part driven by newly acquired agencies when compared to the three months ended September 30, 2024. The growth in our Senior Living segment resulted in an increase in revenue of $10.5 million driven by acquired senior living communities and an improved average rate per occupied room and improved occupancy.

Home Health and Hospice Services

	Three Months Ended September 30,
	2025	2024	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$81,496	$60,988	$20,508	33.6%
Hospice services	76,384	62,757	13,627	21.7
Home care and other	15,685	11,927	3,758	31.5
Total home health and hospice revenue	$173,565	$135,672	$37,893	27.9%

	Three Months Ended September 30,
	2025	2024	Change	% Change
Home health services:
Total home health admissions	20,426	14,993	5,433	36.2%
Total Medicare home health admissions	8,221	6,071	2,150	35.4
Average Medicare revenue per 60-day completed episode	$3,793	$3,687	$106	2.9
Hospice services:
Total hospice admissions	3,483	2,987	496	16.6
Average daily hospice census	4,044	3,444	600	17.4
Hospice Medicare revenue per day	$189	$183	$6	3.3
Number of home health and hospice agencies at period end	141	122	19	15.6

Home health and hospice revenue increased $37.9 million, or 27.9%, for the three months ended September 30, 2025 compared to the prior year quarter. Revenue grew due to an increase in certain key performance indicators, including an increase of 36.2% in total home health admissions, an increase in total hospice admissions of 16.6%, and an increase in average daily hospice census of 17.4% during the three months ended September 30, 2025 compared to the prior year quarter. Growth was also driven by the addition of nineteen home health and hospice operations between September 30, 2024 and September 30, 2025. Agencies acquired during calendar year 2024 and year-to-date September 30, 2025 drove an increase in revenue of $25.3 million, representing an 18.7% increase compared to the prior year quarter.

Senior Living Services

	Three Months Ended September 30,
	2025	2024	Change	% Change

Revenue (in thousands)	$55,474	$45,016	$10,458	23.2%
Number of communities at period end	61	54	7	13.0
Occupancy	80.9%	79.1%	1.8%
Average monthly revenue per occupied unit	$5,195	$4,836	$359	7.4

Senior living revenue increased $10.5 million, or 23.2%, for the three months ended September 30, 2025 compared to the prior year quarter. Revenue grew due to a 7.4% increase in average monthly revenue per occupied unit and an increase of 180 basis points in occupancy between September 30, 2024 and September 30, 2025. Growth was also driven by the addition of seven senior living communities between September 30, 2024 and September 30, 2025. Communities acquired during calendar year 2024 and year-to-date September 30, 2025 drove an increase in revenue of $6.6 million, representing a 14.7% increase compared to the prior year quarter.

Cost of Services

The following table sets forth total cost of services by each of our reportable segments for the periods indicated:

	Three Months Ended September 30,
	2025	2024	Change	% Change
	(In thousands)
Home Health and Hospice	$144,911	$112,591	$32,320	28.7%
Senior Living	40,519	31,877	8,642	27.1
Total cost of services	$185,430	$144,468	$40,962	28.4%

Total consolidated cost of services increased $41.0 million, or 28.4%, for the three months ended September 30, 2025 when compared to the three months ended September 30, 2024. Cost of services as a percentage of revenue increased by 100 basis points from 80.0% to 81.0% for the three months ended September 30, 2025 when compared to the three months ended September 30, 2024.

Home Health and Hospice Services

	Three Months Ended September 30,
	2025	2024	Change	% Change
	(In thousands)
Cost of service	$144,911	$112,591	$32,320	28.7%
Cost of services as a percentage of revenue	83.5%	83.0%	0.5%

Cost of services related to our Home Health and Hospice Services segment increased $32.3 million, or 28.7%, primarily due to increased volume of services provided. Cost of services as a percentage of revenue for the three months ended September 30, 2025 increased 50 basis points when compared to the three months ended September 30, 2024.

Senior Living Services

	Three Months Ended September 30,
	2025	2024	Change	% Change
	(In thousands)
Cost of service	$40,519	$31,877	$8,642	27.1%
Cost of services as a percentage of revenue	73.0%	70.8%	2.2%

Cost of services related to our Senior Living Services segment increased $8.6 million, or 27.1%, primarily due to increased wages and benefits and acquisition activity. As a percentage of revenue, costs of service increased by 220 basis points for the three months ended September 30, 2025 when compared to the three months ended September 30, 2024 primarily due to decreases in state relief funding.

Rent—Cost of Services. Rent expense increased 10.6% from $10.9 million to $12.1 million in the three months ended September 30, 2025 when compared to the three months ended September 30, 2024, primarily as a result of the new leases related to the acquired home health and hospice operations and senior living communities. Rent as a percentage of total revenue decreased 70 basis points from 6.0% for the three months ended September 30, 2024, compared to 5.3% for the three months ended September 30, 2025.

General and Administrative Expense. Our general and administrative expense increased $6.3 million, or 48.2%, from $13.0 million to $19.3 million for the three months ended September 30, 2025 when compared to the three months ended September 30, 2024. General and administrative expense as a percentage of revenue increased 120 basis points from 7.2% to

8.4% during the period. The primary driver of the increase in general and administrative expense was due to an increase in payroll and related benefits and an increase in professional services related to acquisition activities for the three months ended September 30, 2025 when compared to the three months ended September 30, 2024.

Depreciation and Amortization. Depreciation and amortization expense increased $0.6 million, or 38.2%, from $1.5 million to $2.1 million for the three months ended September 30, 2025 when compared to the three months ended September 30, 2024. The increase in depreciation and amortization was due to the increase in overall property and equipment, net balances driven in part by acquisition activity.

Provision for Income Taxes. We recorded income tax expense of $2.5 million and $1.4 million, or 26.8% and 16.9% of earnings before income taxes, for the three months ended September 30, 2025 and 2024, respectively. The increase in the effective tax rate is primarily due to having more compensation subject to IRC Section 162(m) and less excess tax benefits on equity compensation.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Revenue

	Nine Months Ended September 30,
	2025		2024
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$234,808	35.7%	$172,773	34.1%
Hospice	220,740	33.5	176,711	34.9
Home care and other(a)	43,907	6.7	27,979	5.5
Total home health and hospice services	499,455	75.9	377,463	74.5
Senior living services	158,927	24.1	128,885	25.5
Total revenue	$658,382	100.0%	$506,348	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $152.0 million, or 30.0%, during the nine months ended September 30, 2025. We experienced growth of $122.0 million from increased operational performance in our Home Health and Hospice segment from increased admissions and census, in part driven by newly acquired agencies when compared to the nine months ended September 30, 2024. The growth in our Senior Living segment resulted in an increase in revenue of $30.0 million driven by acquired senior living communities and an improved average rate per occupied room.

Home Health and Hospice Services

	Nine Months Ended September 30,
	2025	2024	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$234,808	$172,773	$62,035	35.9%
Hospice services	220,740	176,711	44,029	24.9
Home care and other	43,907	27,979	15,928	56.9
Total home health and hospice revenue	$499,455	$377,463	$121,992	32.3%

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Home health services:
Total home health admissions	57,135	43,782	13,353	30.5%
Total Medicare home health admissions	22,800	18,155	4,645	25.6
Average Medicare revenue per 60-day completed episode(a)	$3,782	$3,598	$184	5.1
Hospice services:
Total hospice admissions	10,766	9,118	1,648	18.1
Average daily census	3,916	3,209	707	22.0
Hospice Medicare revenue per day	$190	$182	$8	4.4
Number of home health and hospice agencies at period end	141	122	19	15.6

(a)	The year-to-date average for Medicare revenue per 60-day completed episode includes post period claim adjustments for prior periods.

Home health and hospice revenue increased $122.0 million, or 32.3%, during the nine months ended September 30, 2025 compared to the same period in the prior year primarily due to an increase of 30.5% in home health admissions, inclusive of an increase in total Medicare home health admissions of 25.6%, an increase in hospice average daily census of 22.0%, and an increase of 18.1% in hospice admissions. Growth was also driven by the addition of nineteen home health and hospice operations between September 30, 2024 and September 30, 2025. Agencies acquired during calendar year 2024 and year-to-date September 30, 2025 drove an increase in revenue of $85.7 million, representing a 22.7% increase compared to the same period in the prior year.

Senior Living Services

	Nine Months Ended September 30,
	2025	2024	Change	% Change

Revenue (in thousands)	$158,927	$128,885	$30,042	23.3%
Number of communities at period end	61	54	7	13.0
Occupancy	79.4%	78.9%	0.5%
Average monthly revenue per occupied unit	$5,180	$4,758	$422	8.9

Senior living revenue increased $30.0 million, or 23.3%, for the nine months ended September 30, 2025 compared to the same period in the prior year primarily due to an increase of 8.9% in average monthly revenue per occupied unit between September 30, 2024 and September 30, 2025. Growth was also driven by the addition of seven senior living communities between September 30, 2024 and September 30, 2025. Communities acquired during calendar year 2024 and year-to-date September 30, 2025 drove and increase in revenue of $19.0 million, representing a 14.7% increase compared to the same period in the prior year.

Cost of Services

	Nine Months Ended September 30,
	2025	2024	Change	% Change
	(In thousands)
Home Health and Hospice	$415,979	$314,458	$101,521	32.3%
Senior Living	115,471	91,318	24,153	26.4
Total cost of services	$531,450	$405,776	$125,674	31.0%

Consolidated cost of services increased $125.7 million, or 31.0%, during the nine months ended September 30, 2025 compared to the same period in the prior year. Cost of services as a percentage of revenue for the nine months ended September 30, 2025 increased by 70 basis points to 80.8% from 80.1% compared to the nine months ended September 30, 2024.

Home Health and Hospice Services

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Cost of service (in thousands)	$415,979	$314,458	$101,521	32.3%
Cost of services as a percentage of revenue	83.3%	83.3%	—%

Cost of services related to our Home Health and Hospice services segment increased $101.5 million, or 32.3%, compared to the same period in the prior year primarily due to the increased volume of services from the growth in admissions and average daily census. Cost of services as a percentage of revenue for the nine months ended September 30, 2025 increased by 0 basis points compared to the nine months ended September 30, 2024.

Senior Living Services

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Cost of service (in thousands)	$115,471	$91,318	$24,153	26.4%
Cost of services as a percentage of revenue	72.7%	70.9%	1.8%

Cost of services related to our Senior Living services segment increased $24.2 million, or 26.4%, during the nine months ended September 30, 2025 compared to the same period in the prior year primarily due to increased wages and benefits and acquisition activity. As a percentage of revenue, costs of service increased by 180 basis points during the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024 primarily due to decreases in state relief funding.

Rent—Cost of Services. Rent increased 12.2% from $31.8 million to $35.7 million during the nine months ended September 30, 2025 compared to the same period in the prior year, primarily as a result of the new leases related to the acquired home health and hospice operations and senior living communities. As a percentage of revenue, rent—cost of services decreased 90 basis points when compared to the nine months ended September 30, 2024.

General and Administrative Expense. Our general and administrative expense increased $15.4 million, or 42.4%, from $36.3 million to $51.7 million for the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024. The increase in general and administrative expense was due to an increase in payroll and related benefits and an increase in professional services related to acquisition activities for the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024.

Depreciation and Amortization. Depreciation and amortization expense increased $1.9 million, or 44.0%, from $4.3 million to $6.2 million for the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024. The increase in depreciation and amortization was due to the increase in overall property and equipment, net balances driven in part by acquisition activity.

Gain on disposition of property and equipment, net. We recorded a net gain of $1.1 million primarily due to insurance proceeds received in excess of the carrying values of related assets during the nine months ended September 30, 2025. We recorded a gain of $0.8 million for insurance proceeds received in excess of the carrying values of related assets during the nine months ended September 30, 2024.

Provision for Income Taxes. We recorded income tax expense of $8.0 million and $5.0 million, or 25.4% and 21.8% of earnings before income taxes, for the nine months ended September 30, 2025 and 2024, respectively. The increase in the effective tax rate is primarily due to having more compensation subject to IRC Section 162(m) and less excess tax benefits on equity compensation.

Liquidity and Capital Resources

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our Amended Revolving Credit Facility.

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

The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of September 30, 2025, the Company was compliant with all such financial covenants.

As of September 30, 2025, we had $2.3 million of cash and $219.8 million of available borrowing capacity on our Amended Revolving Credit Facility.

On November 3, 2025, the Company entered into the First Amendment to the Amended Credit Agreement (“Amendment”), which establishes an incremental term loan with an aggregate principal amount of $100,000. The incremental term loan constitutes a term loan under, and is subject to the terms and provisions of, the Amended Credit Agreement, including bearing interest at the same interest rate, and having the same maturity date. The Company used the proceeds of the incremental term loan to refinance a portion of the outstanding revolving loans under the Amended Credit Agreement and to pay fees and expenses incurred in connection with the Amendment. The lender group remains unchanged.

We believe that our existing cash, cash generated through operations, and access to available borrowing capacity under our Amended Credit Agreement, will be sufficient to provide adequate liquidity for the next twelve months for both our operating activities and for opportunities of acquisition growth.

The following table presents selected data from our Condensed Consolidated Statement of Cash Flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$27,336	$18,729
Net cash used in investing activities	(74,950)	(66,287)
Net cash provided by financing activities	25,704	45,963
Net decrease in cash	(21,910)	(1,595)
Cash at beginning of period	24,246	6,059
Cash at end of period	$2,336	$4,464

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Our net cash flow from operating activities for the nine months ended September 30, 2025 increased by $8.6 million when compared to the nine months ended September 30, 2024. The primary driver of this difference was an increase in net income of $5.6 million, an increase of $1.2 million in non-cash expenses, and an increase in cash flows from the change in operating assets and liabilities of $1.8 million, net.

Our net cash used in investing activities for the nine months ended September 30, 2025 increased by $8.7 million compared to the nine months ended September 30, 2024, primarily driven by an increase in business acquisitions.

Our net cash provided by financing activities decreased by approximately $20.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily due to a net decrease in the balance on our line of credit during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Contractual Obligations, Commitments and Contingencies

We continue to make draws and payments on our Amended Revolving Credit Facility, as described in Note 11, Debt, to the Interim Financial Statements in Part I of this Quarterly Report. Additionally, we have right-of-use assets obtained in exchange for new operating lease obligations, as described in the supplemental disclosures of cash flow information in the Condensed Consolidated Statement of Cash Flows and in Note 13, Leases, to the Interim Financial Statements in Part I of this Quarterly Report.

Other than those transactions, there have been no other material changes to our total obligations during the period covered by this Quarterly Report outside of the normal course of our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We are exposed to risks associated with market changes in interest rates. On July 31, 2024, Pennant entered into the Amended Credit Agreement, which provides for a revolving credit facility with a syndicate of banks with a borrowing capacity of $250.0 million. A 1.0% interest rate change would cause interest expense to change by approximately $0.3 million annually based upon our outstanding long-term debt as of September 30, 2025. We manage our exposure to this market risk by monitoring available financing alternatives.

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

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in the 2024 Annual Report risk factors that materially affect our business, financial condition or results of operations, and disclosed more recent events relevant to our business under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. You should carefully consider the risk factors set forth in the 2024 Annual Report and the other information set forth elsewhere in this Quarterly Report. In particular, if CMS adopts the 2026 HH PPS Proposed Rule as a final rule in its current form or in a substantially similar form, we may be adversely affected by decreased Medicare reimbursement for home health services in calendar year 2026. Medicare’s rates for home health services not only affect Medicare beneficiaries but may also have consequences for home health patients whose benefits are paid by commercial insurance or other payors that base their payments to home health agencies on Medicare’s payment rates. Additionally, the effects of the OBBBA may cause a material adverse effect on our reimbursement for our services to Medicaid beneficiaries, particularly in the states where we operate and Medicaid is highest. State responses to the OBBBA may vary widely, and we may face material adverse effects on our operations in states that do not address potential Medicaid funding shortfalls caused by the OBBBA. Additionally, the federal government shutdown commencing on October 1, 2025, may have adverse effects on our operations due to the scope of activities within CMS that are not permitted during this government shutdown and the unknown duration of this shutdown. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of The Pennant Group, Inc., effective as of September 27, 2019 (incorporated by reference to Exhibit 3.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on October 3, 2019).

3.2	Second Amended and Restated Bylaws of The Pennant Group, Inc., effective as of February 21, 2022 (incorporated by reference to Exhibit 3.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the on SEC February 22, 2022).

10.1	The Pennant Group, Inc. Amended and Restated 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.5 to The Pennant Group, Inc.’s Registration Statement on Form S-8 (File No. 001-38900) filed with the SEC on July 7, 2025).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Pennant Group, Inc.

Dated: November 5, 2025	BY:	/s/ LYNETTE B. WALBOM
Lynette B. Walbom
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)