Form 10-K
period 2025-12-31
Pennant Group, Inc.
filed 2026-02-26
CIK 1766400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2025.

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
(208) 401-1400
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

As of February 23, 2026, 34,663,118 shares of the registrant’s common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2025) was approximately $989,438,000 based upon the closing price of the common stock on such date. For purposes of this calculation, the registrant has excluded the market value of all common stock beneficially owned by all executive officers and directors of the registrant.

Note on Incorporation by Reference

Part III of this Form 10-K incorporates information by reference from the Registrant's definitive proxy statement on Schedule 14A for the Registrant's 2026 Annual Meeting of Stockholders to be filed within 120 days after the close of the fiscal year covered by this annual report.

THE PENNANT GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

Cautionary Note Regarding Forward-Looking Statements

Our reports, filings and other public announcements, including this Annual Report on Form 10-K may from time to time contain statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and typically include, but are not limited to, our expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities and plans and objectives of management. Forward-looking statements can often be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “seek,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed in Part I, Item 1A., Risk Factors, of this Annual Report on Form 10-K for the year ended December 31, 2025. Accordingly, you should not rely upon forward-looking statements as predictions of future events. These forward-looking statements speak only as of the date of this Annual Report, and are based on our current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

As used in this Annual Report on Form 10-K, the words, “Pennant,” “Company,” “we,” “our” and “us” refer to The Pennant Group, Inc. and its consolidated subsidiaries. All of our independent operating subsidiaries, and the Service Center (defined below) are operated by separate, wholly owned, independent subsidiaries that have their own management, employees and assets. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar terms in this Annual Report are not meant to imply, nor should they be construed as meaning, that The Pennant Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries are operated by The Pennant Group, Inc.

The Pennant Group, Inc. is a holding company with no direct operating assets, employees or revenues. In addition, certain of our wholly owned independent subsidiaries, collectively referred to as the “Service Center,” provide centralized accounting, payroll, human resources, information technology, legal, risk management, compliance oversight and other services to the other independent operating subsidiaries through contractual relationships with such subsidiaries.

The address of our headquarters is 1675 East Riverside Drive, Suite 150, Eagle, ID 83616, and our telephone number is (208) 401-1400. Our corporate website is located at www.pennantgroup.com. The information contained in, or that can be accessed through, our website does not constitute a part of this Annual Report on form 10-K.

Part I.
Item 1.    Business

Overview

The Pennant Group, Inc. is a leading provider of high-quality healthcare services to patients, residents, and clients of all ages, including the growing senior population, in the United States. We strive to be the provider of choice in the communities we serve through our innovative operating model and unique core values.

As of December 31, 2025, we operate in multiple lines of business, including home health, hospice, and senior living services across Alabama, Arizona, California, Colorado, Georgia, Idaho, Montana, Nevada, Oklahoma, Oregon, Tennessee, Texas, Utah, Washington, Wisconsin and Wyoming. We also provide home health and hospice operational support through a management service agreement in Connecticut. We provide home health and hospice services through 172 agencies, and senior living services at 63 communities with 4,428 total units in our assisted living, independent living and memory care business. We derive revenue from a diversified blend of payors including Medicare and Medicaid programs, private pay patients and residents, and managed care payors.

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

We believe our home health and hospice businesses achieve quality outcomes—as measured by multiple industry and value-based metrics (such as hospital readmission rates)—in cost-effective settings. We believe our senior living business is able to offer our residents a safe and tailored quality of life at an affordable cost, thus appealing to a broad population. With our platform of diversified service offerings, we believe that we are well-positioned to take advantage of favorable demographic shifts as well as industry trends that reward providers offering quality care in lower cost settings.

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

Our model is innovative because each operation functions under the direction of local clinical and operational leaders, each of whom is empowered to make decisions based on the unique needs of the patients or residents, partners and communities they serve. This is in contrast to typical models where control and key decision-making is centralized at the corporate level. Moreover, we utilize a “cluster model,” where every operation is part of a defined “cluster,” which is a group of geographically proximate operations working together to allow leaders to communicate and provide support and accountability to each other. Clusters create incentives for leaders to share best practices and real-time data and benchmark clinical and financial performance with their cluster partners. We believe this locally driven data-sharing and peer accountability model is unique among healthcare and senior living providers and has proven effective in improving clinical care, enhancing patient and resident satisfaction and promoting operational efficiencies. This “cluster” operating model is the same model used by local leaders prior to our spin-off from The Ensign Group, Inc. in 2019 (further discussed below under Company History) and is key to the success of our future operations.

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

Services

Home Health and Hospice. As of December 31, 2025, we provided home health and hospice services through 172 agencies. We also provide home health and hospice operational support through a management service agreement in Connecticut. Our home health services consist of providing a combination of clinical services including nursing, speech, occupational and physical therapy, medical social work and home health aide services within a patient's home. Home health is often a cost-effective solution for patients and can also increase their quality of life by allowing them to receive excellent clinical services in the comfort and convenience of each patient’s home. Our hospice services focus on the physical, spiritual and psychosocial needs of terminally ill patients and their families and consist primarily of clinical care, education and counseling. Our home care services include the provision of case management services, personal care services, and assistance with the activities of daily living. Our geriatric primary and palliative care services include physician and nurse practitioner services provided in the home, facility, or other appropriate settings. We generated approximately 62.5%, 64.7% and 66.9% of our home health and hospice segment revenue from Medicare during the years ended December 31, 2025, 2024, and 2023, respectively.

Senior Living. As of December 31, 2025, we provided assisted living, independent living and memory care services in 63 communities with 4,428 total available units. Our senior living operations provide a variety of services tailored to our residents’ needs, including residential accommodations, activities, meals, housekeeping and assistance in the activities of daily living to seniors who are independent or who require some support, but not at the level of clinical care provided in a skilled nursing facility. We generate revenue in these communities primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs.

Our Growth Strategy

We believe that the following strategies are primarily responsible for our growth to date and will continue to drive the growth of our business:

Grow Talent Base and Develop Future Leaders. We view ourselves as a leadership company. Our growth strategy is focused on expanding our talent base and recruiting and developing future leaders. A key component of our organizational culture is our belief that strong local leadership is a primary ingredient to operational success. We use a multi-faceted strategy to identify and recruit proven business leaders from various industries and backgrounds. To develop these leaders, we have a rigorous “CEO-in-Training Program” that includes significant in-person instruction on leadership, clinical and operational topics, as well as extensive on-the-ground training and active learning with key leaders from across the organization. After placement in a local operation, our leaders continue to receive training and regular feedback and support from operational, clinical and Service Center peers. We also have similar programs for our new and emerging clinical leaders. We believe our model of empowering local leaders and providing them with a platform of support, including expert resources and industry-leading systems, will continue to attract and retain highly talented and entrepreneurial leaders.

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

From 2016 to 2025, we grew our home health and hospice services and senior living services revenue by 336.3% or a compounded annual growth rate of 15.9%.

Revenue Growth Since 2016 (Dollars in Millions)
$217.2
$101.4
$115.8
$251.0
$108.6
$142.4
$286.1
$117.0
$169.1
$338.5
$131.9
$206.6
$391.0
$137.3
$253.7
$439.6
$130.1
$309.5
$473.2
$131.0
$342.2
$544.9
$150.4
$394.5
$695.2
$175.8
$519.4
$947.7
$215.0
$732.7
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
Home Health and Hospice
Senior Living

From December 31, 2016 to December 31, 2025, we grew the number of our home health and hospice agencies and senior living units by 341.0% and 39.1%, respectively.

Agency and Unit Growth Since 2016

	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
Home health and hospice agencies	39	46	54	63	76	88	95	111	123	172
Senior living communities	36	43	50	52	54	54	49	51	57	63
Senior living units	3,184	3,434	3,820	3,963	4,127	4,127	3,500	3,588	3,960	4,428
Total number of home health, hospice, and senior living operations	75	89	104	115	130	142	144	162	180	235

We aim to continue to grow our revenue and earnings by expanding our existing operations and acquiring additional operations in existing and new markets.

Industry Trends

The healthcare sector is one of the largest and fastest-growing sectors of the U.S. economy. According to the Centers for Medicare and Medicaid Services (“CMS”), national healthcare spending increased from 8.9% of U.S. GDP, or $253 billion, in 1980 to an estimated 18.0% of GDP, or $5.3 trillion, in 2024. CMS projects national healthcare spending will grow by an average of 5.8% annually from 2024 through 2033, accounting for approximately 20.3% of U.S. GDP in 2033.

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

Significant Acquisition and Consolidation Opportunities. The home health, hospice and senior living industries are highly fragmented markets with thousands of small and regional providers and only a handful of large national players. There were over 12,200 Medicare-certified home health agencies operating in 2025, with the top ten largest operators accounting for approximately 25% of the market. There are over 6,000 hospice agencies in the U.S. with the top ten largest operators accounting for about 20% of the total market share. As with the home health and hospice industries, there is significant fragmentation in the senior housing industry, with the top 25 operators owning approximately 28% of the licensed beds within the U.S. We believe that our strategy of acquiring strategic and underperforming operations in these highly fragmented markets will be an instrumental to our future growth.

Changing Regulatory Framework. Regulations and reimbursement change frequently in our industries. Our model is designed to successfully navigate these regulatory and reimbursement changes. For example, effective January 1, 2020, CMS enacted additional changes to the Medicare home health prospective payment system (“HH PPS”) with the implementation of the Patient Driven Groupings Model (“PDGM”). As discussed in greater detail below under Government Regulation, and adjusted in subsequent calendar years’ payment rules, this reimbursement structure involved case mix calculation methodology refinements, changes to low-utilization payment adjustment (“LUPA”) thresholds, the elimination of therapy thresholds, a change to the unit of payment from a 60-day episode to a 30-day period of care, and the elimination of requests for anticipated payments (“RAPs”). We believe our unique operating model has allowed us to effectively transition to PDGM as local operations and clinical leaders, supported by our expert resources, have adapted to the new reimbursement environment.

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

Medicaid. Medicaid is a program financed by state funds and matching federal funds administered by state agencies or managed care organizations on their behalf. Medicaid programs generally provide health benefits for qualifying individuals and may supplement Medicare benefits for the disabled and for persons aged 65 and older meeting financial eligibility requirements. Medicaid reimbursement formulas are established by each state with the approval of the federal government in accordance with federal guidelines. Recent changes in federal law, namely those within the One Big Beautiful Bill Act (“OBBBA”) of 2025, may affect the availability of federal funds for state Medicaid programs, and the funds available for those Medicaid programs to pay for services.

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

The following table sets forth our total revenue by payor source as a percent of revenue generated by each of our reportable segments and as a percentage of total revenue for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue
Medicare	43.8%	87.0%	—%	48.4%
Medicaid	4.0	10.8	34.1	13.1
Subtotal	47.8	97.8	34.1	61.5
Managed care	33.2	1.4	—	15.0
Private and other(a)	19.0	0.8	65.9	23.5
Total revenue	100.0%	100.0%	100.0%	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations and management services agreement.

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

Our senior living services also compete with local, regional and national companies. The primary competitive factors in these businesses include reputation, attractiveness and location of physical assets, cost of services, quality of care, responsiveness to patient or resident needs, location and the ability to provide support in other areas such as third-party reimbursement, information management and patient recordkeeping. The market for acquiring and/or operating senior living communities is highly competitive, and some of our present and potential senior living competitors have, or may obtain, greater financial resources than us and may have a lower cost of capital.

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

Superior Clinical Outcomes and Quality Care. We will continue to succeed by delivering high quality home health, hospice and senior living services. Using the CMS five-star quality rating criteria, our home health agencies achieved an average of 4.2 out of 5 stars across all agencies for the for the year ended December 31, 2025, compared to the industry average of 3.0 stars (see Government Regulation below for further discussion on the five-star quality rating system). Our locally driven, patient-centered approach to clinical care allows us to meet the unique needs of our patients, resulting in improved clinical outcomes, including reduced hospital readmission rates. These improved outcomes are driven by both our talented local clinicians and our data-driven analytical approach to patient care and risk stratification. We believe that our achievement of high-quality clinical outcomes positions us as a solution for patients, residents and referral sources, leading to census growth and improved profitability.

Diversified Portfolio by Payor and Services. As of December 31, 2025, we operated 172 home health and hospice agencies and 63 senior living communities across 16 states. Because of this diversified portfolio, our blended payor mix was 48.4% Medicare, 13.1% Medicaid, 15.0% managed care and 23.5% private pay and other payment sources for the year ended December 31, 2025. Our balanced payor mix can provide greater business stability through economic cycles and mitigates volatility arising from government-driven reimbursement changes. For the year ended December 31, 2025, we generated 77.3% of our revenue from home health and hospice services and 22.7% of our revenue from senior living services. Our diversified service portfolio allows us to opportunistically execute on our acquisition strategy as valuations fluctuate over industry cycles.

Human Capital

The operation of our home health and hospice operations and senior living communities requires a large number of highly skilled healthcare professionals and support staff. As of December 31, 2025, we had approximately 9,700 employees who were employed by our independent operating subsidiaries or our Service Center.

Our ability to attract and retain future leaders is critical to our ongoing success. Therefore, we are dedicated to continuously recruiting and developing a broad group of capable leaders. As described in Part 1, Item 1., Grow Talent Base and Develop Future Leaders, our CEO-in-Training and Clinical Operations Leadership Training programs provide significant in-person instruction and extensive training with key leaders from across the organization to empower local leaders.

For the year ended December 31, 2025, 68.3% of our total expenses were payroll related. Periodically, market forces, which vary by region, require that we increase wages in excess of general inflation or increases in reimbursement rates we receive. We believe that we staff appropriately, focusing primarily on the acuity level and day-to-day needs of our patients and residents. We seek to manage our labor costs by improving staff retention, improving operating efficiencies, maintaining competitive wage rates and benefits and reducing reliance on overtime compensation and temporary nursing agency services.

The healthcare industry as a whole has been experiencing shortages of qualified professional clinical staff. We believe that our ability to attract and retain qualified professional clinical staff stems from our ability to offer attractive wage and benefits packages, a high level of employee training, a culture that provides incentives for individual efforts and a quality work environment.

Government Regulation

General. The laws and statutes affecting the regulatory landscape of the home health, hospice and senior living industries continue to expand. We expect that these changes will continue. In addition to this changing regulatory environment, federal, state and local officials are increasingly focusing their efforts on the enforcement of these laws. In order to operate our businesses, we must comply with federal, state and local laws relating to, among other things, licensure, delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, immigration, employment, rate-setting, billing and reimbursement, building codes, privacy, antitrust, and environmental protection. Additionally, we must also adhere to federal and state anti-fraud and abuse laws, such as anti-kickback statutes and physician referral laws, as well as safety and health standards set by the Occupational Safety and Health Administration (“OSHA”). Certain states have also proposed or adopted laws requiring regulatory notice and approval of healthcare-related transactions or restricting the acquisition or formation of health care entities. Changes in laws or regulations, or new interpretations of existing laws, may have an adverse impact on our methods and costs of doing business.

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

Recent Updates. On December 31, 2025, the Drug Enforcement Administration (“DEA”) together with the United States Department of Health and Human Services (“HHS”) issued a fourth extension of the telemedicine flexibilities for prescribing controlled substances through December 31, 2026. As background, federal law allows a prescribing practitioner to prescribe controlled substances to a patient remotely only after conducting at least one-in-person medical evaluation of that patient during a practitioner-patient relationship. During the COVID-19 Public Health Emergency (“PHE”), the DEA granted an exception to this in-person prescribing requirement, authorizing practitioners to prescribe medications designated within Schedules II through V of the Controlled Substances Act via audio-telemedicine encounters (including FDA-approved narcotic medications designated in Schedules III through V for maintenance and withdrawal management treatment of opioid use disorder). This fourth extension extends this exception through December 31, 2026.

On November 28, 2025, CMS issued the Calendar Year (“CY”) 2026 Home Health Prospective Payment System final rule (the “HH Payment Final Rule”). The 2026 HH Payment Final Rule includes several changes that materially impact reimbursement for home health providers. The HH Payment Final Rule’s net payment update percentage is -1.3%, resulting in an aggregate estimated decrease across all home health providers of $220 million in payments compared to fiscal year 2025. The payment update percentage includes a market basket update of 2.4%, a permanent behavior adjustment of -0.9%, a temporary payment adjustment of -2.7%, and a -0.1% update to the fixed dollar loss ratio for outlier payments. These adjustments are intended, in part, to account for differences between assumed and actual provider behavior changes since the PDGM’s implementation in 2020, as required by the Bipartisan Budget Act of 2018. The HH Payment Final Rule also changes the regulations governing home health face-to-face visits, and allows physicians, in addition to other healthcare providers, to perform the face-to-face encounter regardless of whether they are the certifying practitioner or whether they previously cared for the patient. This change is made to bring home health regulations into conformity with the statutory requirements, and language, of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act of 2020. In addition, CMS recalibrated case-mix weights, adjusted certain items relating to the home health quality reporting program, and revised certain measures included in the home health value-based purchasing model.

On August 1, 2025, CMS issued the 2026 Hospice Wage Index and Payment Rate Update final rule (the “Hospice Payment Final Rule”) with changes effective October 1, 2025. The Hospice Payment Final Rule’s payment update percentage is 2.6%, which is an estimated increase of $750 million in payments from fiscal year 2025 in the aggregate across all hospice providers. The payment update percentage is based on a 3.3% market basket percentage increase, which is reduced by a 0.7% productivity adjustment. The Hospice Payment Final Rule clarifies that the physician member of a hospice’s interdisciplinary group may recommend admission to hospice care, which aligns certification regulations with the hospice conditions of participation. In addition, the Hospice Payment Final Rule updates the statutory aggregate cap that limits the overall payments per patient that may be made to a hospice annually. The hospice cap amount for the 2026 fiscal year is $35,361.44, which is a 2.6% increase from the 2025 fiscal year cap of $34,465.34.

In recent months, President Trump has signed executive orders imposing a variety of tariffs on the global trading partners of the United States. These tariffs have the potential to increase costs on goods that are imported into the United States. As it pertains to our independent subsidiaries, tariffs on medical supplies may lead to higher costs for providers and the federal government through the Medicare and Medicaid programs, and may impact the formulas used to calculate federal reimbursements.

On July 4, 2025, the OBBBA was signed into law, which enacts significant reforms to the Medicaid program that may indirectly impact the Company’s operations. These changes include mandatory work requirements for certain adult beneficiaries, expanded cost-sharing obligations, and reductions to provider tax funding of state Medicaid programs. As a result, states may experience reduced federal Medicaid funding, which could lead to changes in Medicaid eligibility and benefit design, and result in potential reductions or delays in reimbursement for Medicaid-covered services our independent subsidiaries provide. For example, Idaho House Bill 345 was passed in March 2025 and imposes heightened work requirements and other conditions on Medicaid beneficiaries in the state. The Company’s independent subsidiaries that serve Medicaid or dual-eligible beneficiaries may be affected by such policy changes, particularly in states with high Medicaid utilization. In addition, the OBBBA may impact state budgets due to reduced federal Medicaid contributions as mandated by the law. Some states where the Company provides services have taken actions to address the OBBBA. For example, California signed S.B. 105 into law on September 17, 2025, which is a comprehensive budget bill for the state’s fiscal year 2025 - 2026 and contains specific allocation of funds for the state’s Medicaid program, Medi-Cal, to offset the effect of the OBBBA. Other states may take similar actions to address the OBBBA which can further affect the Company’s operations.

Medicare. All providers are subject to compliance with various federal, state and local statutes and regulations in the U.S. and receive periodic inspection by state licensing agencies to review standards of medical care, equipment and safety.

Conditions of Participation. Our home health and hospice operations must comply with regulations promulgated by the HHS and CMS in order to participate in the Medicare program and receive Medicare payments. Among other things, these conditions of participation (the “CoPs”), relate to the type of operation, its personnel and its standards of medical care, as well as its compliance with state and local laws and regulations.

Home Health Quality Reporting Requirements. The CoPs require home health agencies to submit quality reporting data through Outcome and Assessment Information Set (“OASIS”) assessments within 30 days of completing the assessment of the individual as a condition of payment and for quality measurement purposes. Notably, as of July 1, 2025, OASIS submissions must be provided for every adult, non-maternity, skilled patient treated, rather than just Medicare and Medicaid beneficiaries, as had previously been required. If the OASIS assessment is not found in CMS’s quality system upon receipt of a final claim for a home health episode and the receipt date of the claim is more than 30 days after the assessment completion date, CMS will deny the claim. Home health agencies that do not submit quality measure data to CMS incur a 2% reduction in their annual home health payment update. Under this CoP, all home health agencies are required to timely submit both a Start of Care or Resumption of Care OASIS assessment and a Transfer or Discharge OASIS assessment for a minimum of 90% of all episodes.

In addition, CMS requires that all Medicare certified home health and hospice agencies participate in CAHPS surveys. CAHPS surveys are designed to produce comparable data on the perspective of patients and their caregivers that allows meaningful and objective comparisons between agencies. Since October 1, 2023, hospice agencies that do not submit the required data incur a 4% reduction in their annual base rate payment update.

Home Health Star Rating. As a consumer tool for selecting a home health provider, CMS has used a five-star rating model to rate home health agencies since 2015. This Quality of Patient Care Star Rating is a summary measure of a home health agency’s performance based upon how well it provides patient care. CMS uses seven measurements indicating quality to determine its quality of patient care rating, including how often the agency initiated care in a timely manner, how often patients demonstrated improvements in ambulation, bed transferring, bathing, oral medication administration, less shortness of breath, and decreased need for acute care hospitalization. According to CMS, a 3-star rating means the agency provides good quality of care, as a 3-star rating applies to most home health agencies. According to the January 2026 quarterly refresh of CMS Home Health Compare star rating criteria, our home health agencies have achieved an average of 4.2 out of 5 stars across all agencies compared to the industry average of 3.0 stars.

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

Home Health Value Based Purchasing (“HHVBP”). After introducing HHVBP models in select states from 2016 to 2021, CMS expanded HHVBP to all fifty states beginning on January 1, 2022. Fiscal Year (“FY”) 2022 was the pre-implementation year wherein CMS provided Home Health Agencies (“HHAs”) with resources and training, which allowed HHAs time to prepare and learn about the expectations and requirements of the expanded HHVBP Model without risk to payments. FY 2023 (beginning on January 1, 2023) was the first full performance year for the expanded HHVBP Model. FY 2024 was the second year for the expanded HHVBP model, based on FY 2022 for its baseline, and HHA performance for the FY 2024 applicable measure set determines payment adjustments applicable to FY 2026 Medicare fee-for-service claims by HHAs. FY 2025 was the first year when payments were adjusted determined on FY 2023 performance. FY 2025 payment adjustments could be as much as 5% based on data obtained in FY 2023 and CMS could increase the payment adjustment percentage in future years.

Review Choice Demonstration for Home Health Services. The Review Choice Demonstration for Home Health Services (“RCD”) is mandatory for our HHAs in Texas and Oklahoma and allows them to select from three initial options for payment review:

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

Medicare payments are subject to two fixed annual caps, which are assessed on a provider-number basis and are broken into an inpatient cap amount and an overall payment cap. These cap amounts are calculated and published by the applicable Medicare fiscal intermediary on an annual basis covering the fiscal year, measured as the period from October 1 through the following September 30. The inpatient cap limits hospice care provided on an inpatient basis. This cap limits the number of days that are paid at the higher inpatient care rate to 20.0% of the total number of days of hospice care that are provided to all Medicare beneficiaries served by a provider. The daily rate for all days exceeding the cap is the standard RHC daily rate, and the provider must reimburse Medicare for any payments received exceeding that amount. The Medicare fiscal intermediary calculates the overall payment cap at the end of each hospice cap period to determine the maximum allowable payments to a hospice provider during the period. We estimate our potential cap exposure by using available information to compare our actual reimbursement for all hospice services provided during the period to the number of beneficiaries we served multiplied by the statutory per beneficiary cap amount. If payments received by any one of our hospice provider numbers exceeds either of these caps, we are required to reimburse Medicare for payments received in excess of the cap amounts. The hospice cap amount for the 2026 fiscal year is $35,361.44, which is a 2.6% increase from the 2025 fiscal year cap of $34,465.34.

Improving Medicare Post-Acute Care Transformation Act of 2014 (“IMPACT Act”). The IMPACT Act requires the submission of standardized assessment data for quality improvement, payment and discharge planning purposes across the spectrum of post-acute care providers (“PACs”), including home health agencies. Failure to report such data when required subjects a PAC to a 2.0% reduction in market basket prices then in effect.

Hospice Quality Reporting Requirements. HQRP, mandated by the Patient Protection and Affordable Care Act, requires hospice agencies to submit required quality data for inclusion on the public facing Hospice Compare website hosted by CMS. Hospices that fail to meet quality reporting requirements receive a 4.0% reduction to the annual market basket update for the next fiscal year.

Licensure and Certificates of Need (“CON”). Home health, hospice and most senior living communities operate under licenses granted by the health authorities of their respective states. Some states require healthcare providers (including home health, hospice and most senior living providers) to obtain prior state approval for the purchase, construction or expansion of healthcare operations, or changes in services. Certain states, including a number in which we operate, carefully restrict new entrants into the market based on demographic and/or demonstrative usage of additional providers. These states limit the entry of new providers or services and the expansion of existing providers or services in their markets through a CON process, which is periodically evaluated and updated as required by applicable state law. For those states that require a CON, we must also complete a separate application process establishing a location and must receive required approvals. Alabama, Georgia, Montana, Tennessee, and Washington are the CON states in which we operate home health or hospice agencies, which total 46 agencies. In addition, one state we operate in (California) has imposed a statutory moratorium on issuing new licenses to hospices until January 1, 2027.

Patient Protection and Affordable Care Act (“ACA”). Various healthcare reform provisions became law upon enactment of the ACA in 2010. The reforms contained in the ACA have affected our independent operating subsidiaries in some manner and are directed in large part at increased quality and cost reductions. These reforms include modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. In 2022 and 2023, HHS engaged in rulemaking under Section 1557 of the ACA that would expand the influence and authority of existing civil rights laws, and prohibitions against discrimination on the bases of race, national origin, sex (or sex stereotype), gender identity or expression, disability, or age, within the healthcare context. On April 27, 2024, HHS finalized and published a final rule containing revised regulations that implemented Section 1557 of the ACA and its anti-discrimination provisions, which contains staggered implementation dates that began taking effect on July 5, 2024, however, such rules are subject to decreased enforcement or different enforcement priorities than in the past, as discussed below (see Civil Rights).

The passage of the OBBBA may result in changes to key ACA provisions including the automatic reenrollment process for the ACA marketplace, availability of funding for individual participation in the ACA marketplace plans, and the imposition of work requirements as a condition of Medicaid eligibility, among other things. The OBBBA reflects a broader legislative effort to roll back provisions of the ACA and its implementation and consequences may reduce availability of insurance coverage thereby affecting population and payer mix. Further presidential and congressional actions may result in additional significant changes in legislation, regulation, and implementation of Medicare, Medicaid, and government policy, along with potential changes to tax rates and other tax treatment of our operations. We continually monitor these developments so we can respond to the changing regulatory environment impacting our business. These rules could be amended by the current administration.

Civil Rights. On January 25, 2024, the HHS Office for Civil Rights (“OCR”) issued guidance to healthcare providers, services, and facilities emphasizing the importance of non-discriminatory visitation policies consistent with CMS regulations and the U.S. National Strategy to Counter Antisemitism, highlighting the prohibition of discrimination based on religion or other protected characteristics during public health emergencies. This guidance also addresses instances of non-compliance, such as unequal treatment based on religious beliefs or dietary restrictions, and outlines the support OCR provides to ensure compliance, encouraging affected individuals to file complaints for potential enforcement actions. However, recent litigation and political efforts have seen a reduction in enforcement of Section 1557 of the ACA. Specifically, HHS announced that it would not enforce certain regulations promulgated under Section 1557 related to discrimination based on sex, gender identity, and pregnancy status.

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

Climate Laws. In 2023, California enacted SB 253 and SB 261, which require new climate disclosures from companies doing business in California. SB 253 requires companies with annual revenues of $1 billion or more to disclose their greenhouse gas emissions. SB 261 requires companies with annual revenues of $500 million or more to disclose their climate-related risks and the measures they use to reduce and adapt to those risks. These reports were expected to be due from companies in 2026, but the Ninth Circuit recently enjoined the enforcement of SB 261 and California has accordingly postponed the associated deadlines. SB 253 is currently subject to similar litigation. Additional details regarding the application and requirements of these laws will be included in future regulations.

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

Risks Related to Our Business and Industry

Our revenue could be impacted by federal changes to reimbursement and other aspects of Medicare. We derived 48.4% of our revenue from the Medicare program for the year ended December 31, 2025, which is typical for our business. In addition, other payors may use published Medicare rates as a basis for reimbursements. The Medicare program and its reimbursement rates, caps, deductibles and rules are subject to frequent change for a variety of reasons, which is discussed in Item 1., Government Regulation. Budget pressures also frequently lead the federal government to reduce or limit reimbursement rates under Medicare, and to adjust when or how those reductions or limitations are implemented, including sometimes doing so retroactively. Additionally, Medicare payments can be delayed or denied (including retroactively) due to determinations that certain costs, services or providers are not covered. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if we do not realize an adequate percentage of billed Medicare charges, or if there are changes in the way these programs pay for services or what services or providers are covered, our business and results of operations would be adversely affected. CMS has also introduced in the past, and will likely introduce in the future, new payment models, such as value-based arrangements or payment models that look to numerous factors in order to issue full payment or determine the maximum amount payable, in markets in which we operate. Those models may depend on the formation of preferred provider relationships among payors and providers. Our operations may not successfully implement or adapt to these changes and our operations could be materially impacted.

Reductions in Medicaid reimbursement rates or changes in the rules governing the Medicaid program could have a material, adverse effect on our revenues, financial condition and results of operations. We derived 13.1% of our revenue from Medicaid programs for the year ended December 31, 2025, which is typical for our business. Any budget reductions or funding restrictions, discontinuance or reduction of federal matching, change in payment methodology or delays in states in which we operate could adversely affect our net patient service revenue and profitability. Like Medicare payments, Medicaid payments can be delayed due to budgetary constraints of the state or state agencies responsible for making such payments, and Medicaid payments may be declined (including retroactively) due to determinations that certain costs, services or providers are not covered by the state Medicaid agency or its intermediary organizations. Additionally, in many states where we operate Medicaid benefits are administered through Medicaid Managed Care Organizations (“MCOs”), which are operated by private insurance companies. These MCOs may apply different, stricter standards for reimbursement and prior authorization of our services, which may further adversely affect our ability to be paid for our services. We can expect continuing cost containment pressures on Medicaid outlays, whether administered directly by a state program or through an MCO, for our services. Also, the OBBBA’s enactment may result in significant impacts to how states fund their Medicaid programs, including who is eligible to participate, potentially resulting in significant and adverse effects on our revenues, financial condition, and operations.

Reforms to the U.S. healthcare system continue to impose new requirements upon us and may lower our reimbursements. Healthcare reform is a key political and legislative focal point. We cannot predict what effect legislative or regulatory changes (including, for instance, proposals for Medicare-for-All or public option insurers operated by one or more individual states), will have on our business, including the demand for our services or the amount of reimbursement available for those services. Such changes may impact the structure, organization, and priorities of the Department of Health and Human Services and its sub-agencies, including CMS. The full impact of the current presidential administration, outcomes of the mid-term elections in 2026, and the legislative consequences of those mid-term elections are not yet fully known for this industry, and our industry may be affected by the 2026 mid-term election outcomes. It is possible new laws may lower reimbursement or increase the cost of doing business and adversely affect our business.

We are subject to various government reviews, audits and investigations that could adversely affect our business, including an obligation to refund amounts previously paid to us, potential criminal charges, the imposition of fines, and/or the loss of our right to participate in Medicare and Medicaid programs. As discussed in greater detail in Item 1., Government Regulation, as a result of our participation in the Medicaid and Medicare programs, we are frequently subject to various governmental reviews, audits and investigations to verify our compliance with these programs. In addition to routine audits, in its November 2023 Final Rule, CMS finalized a provisional period of enhanced oversight, including prepayment medical reviews, for all hospice providers that are newly enrolled or undergo a change of ownership, which expanded in June 2024 to include reactivated hospice providers in states where we operate. In January 2025, CMS increased the number of states subject to the provisional period of enhanced oversight, and in January 2026 further expanded the number of states subject to this enhanced oversight to six. Private pay sources also reserve the right to conduct audits. Disagreements about billing and reimbursement are common in our industry due in part to the subjectivity inherent in patient diagnosis and care, record keeping, claims processing and other aspects of the patient service and reimbursement processes. An adverse review, audit or investigation could result in (1) an obligation to refund amounts previously paid to us by payors in amounts that could vastly exceed the revenue derived from claims actually reviewed in the audit, and could be material to our business; (2) state or federal agencies imposing fines, penalties and other sanctions on us; (3) suspension of Medicare or Medicaid payments (4) loss of our right to participate in the Medicare or Medicaid programs or one or more private payor networks; (5) an increase in private litigation against us; and (6) damage to our reputation with potential residents, referral sources, and others in various markets.

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

Any economic downturn, deepening of an economic downturn, continued deficit spending by the Federal Government or state budget pressures may result in a reduction in payments and covered services. Adverse economic developments in the United States could lead to a reduction in Federal Government expenditures, including government-funded programs in which we participate, such as Medicare and Medicaid. In addition, if at any time the Federal Government is not able to meet its debt payments due to Congress failing to appropriate funds for the payment of these obligations, the Federal Government may stop or delay making payments on its obligations, including funding for government programs in which we participate, such as Medicare and Medicaid. Failure of the government to make payments under these programs could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Further, any failure by the United States Congress to complete the federal budget process and fund government operations may result in a Federal Government shutdown, potentially causing us to incur substantial costs without reimbursement under the Medicare program, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. As an example, the failure of the 2011 Joint Select Committee to meet its Deficit Reduction goal resulted in an automatic reduction in Medicare home health and hospice payments of 2% beginning April 1, 2013. However, these automatic reductions, known as “sequestration,” have not been implemented due to numerous legislative efforts to suspend these reductions since 2020, including most recently: the Infrastructure Investment and Jobs Act of 2023, Consolidated Appropriations Act of 2024, American Relief Act of 2025, and most recently the OBBBA. Nevertheless, this sequestration taking effect remains a possibility. In addition, the Federal Reserve has increased interest rates repeatedly and significantly in recent quarters and may further increase or decrease interest rates in future quarters, impacting our cost of capital, our operating costs, and the economy as a whole.

Increased competition for, or a shortage of, nurses and other skilled personnel could increase our staffing and labor costs and negatively impact our operations. Our success depends upon our ability to retain and attract nurses, certified nurse assistants, social workers and speech, physical and occupational therapists, as well as skilled personnel who are responsible for the day-to-day operations of each of our affiliated operations. If we fail to attract and retain qualified and skilled personnel, or if the associated costs to do so increase, our independent operating subsidiaries’ ability to conduct their business operations effectively could be harmed. Staffing challenges increased during the pandemic and have persisted due to health care worker burnout, vaccine mandates, and wage inflation, increasing the competition for qualified staff and cost of retaining personnel, and continue to affect our operations. There can be no assurance that we will be able to attract and retain key personnel going forward.

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

Security breaches and other cyber-security incidents could subject us to significant liability. Data breaches and leaks, which represent a material risk to our business, are reported to have occurred with greater frequency and severity in 2025 than in prior years, in which there had already been a drastic increase in the frequency of these incidents. Our business depends on the proper functioning and availability of our computer systems and networks. Our security measures designed to protect our information systems, data and patient health information and disaster recovery plan may not prevent damage, interruption, or breach of our information systems and operations. In addition, hardware, software or applications we use may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of our information systems. Unauthorized parties may attempt to gain access to our systems or operations, or those of third parties with whom we do business, through fraud or other forms of deceiving our employees or contractors. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or support of existing systems also could disrupt or reduce the efficiency of our operations. If a cyber-security attack or other unauthorized attempt to access our systems, such as a ransomware attack, were to be successful, the incident could result in the theft, destruction, loss, misappropriation or release of confidential information or intellectual property, and could cause delays or disruptions that may materially impact our ability to provide various healthcare services. Any successful cyber-security attack or other unauthorized attempt to access our systems or operations also could result in negative publicity which could damage our reputation or brand with our patients, referral sources, payors or other third parties and could subject us to substantial regulatory, civil or criminal penalties, fines, investigations and enforcement actions, including under HIPAA and other federal and state privacy laws, including, for example, the California Consumer Privacy Act and Nevada Privacy Law, which includes a private right of action that may expose us to private litigation regarding our privacy practices and significant damages awards or settlements in civil litigation.

State efforts to regulate or deregulate the healthcare services industry or the construction or expansion of the number of home health, hospice or senior living operations could impair our ability to expand or result in increased competition. As discussed in greater detail in Item 1., Government Regulation, our ability to acquire or establish new home health, hospice or senior living operations or expand or provide new services at existing operations would be adversely affected if we are unable to obtain the necessary approvals, if there are changes in the standards applicable to those approvals, new laws or changes in applicable laws governing CON requirements (or increasing the circumstances where a CON is needed), or if we experience delays and increased expenses associated with obtaining those approvals. We may not be able to obtain licensure, CON approval, Medicare or Medicaid certification, Attorney General approval or other necessary approvals for future expansion projects. In recent years, states have introduced additional regulatory reviews and other barriers to health care transactions. As of December 31, 2025, five (5) of the states we operate in have a state law requiring clearance from state authorities to engage in certain healthcare-related transactions within the state (California, Colorado, Connecticut, Nevada, and Oregon), and more states where our independent operating subsidiaries operate, or in which we seek to expand, may enact similar laws. Moratoriums on hospice or home enrollments or transfers, such as California’s moratorium on hospice licensing, could also be imposed at the federal level. Conversely, and specific to the highly competitive senior living industry, the elimination or reduction of state regulations that limit the construction, expansion or renovation of new or existing communities could result in increased competition to us. In general, regulatory and other barriers to entry in the senior living industry are not prohibitive. Over the last several years, there has been a significant increase in the construction of new senior living communities, including in the markets where we provide services. This has resulted in increased competition in many of our markets. Such new competition may limit our ability to attract new residents, raise rents or otherwise expand our senior living business, which could have a material adverse effect on our revenues, results of operations and cash flow.

Changes in federal and state employment-related laws and regulations could increase our cost of doing business. Our independent operating subsidiaries are subject to a variety of federal and state employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act which governs such matters as minimum wages, overtime and other working conditions, the Americans with Disabilities Act (the “ADA”) and similar state laws that provide civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, the National Labor Relations Act, regulations of the Equal Employment Opportunity Commission, regulations of the OCR, regulations of state Attorneys General, family leave mandates and a variety of similar laws. Because labor represents a large portion of our operating costs, changes in federal and state employment-related laws and regulations could increase our cost of doing business. We also may be subject to employee-related claims such as wrongful discharge, discrimination or violation of equal employment law. Employment claims, such as wage and hour claims, frequently are the subject of class action lawsuits in many states in which our independent affiliates operate, including, for example, California.

Required regulatory approvals could delay or prohibit transfers of our healthcare operations, which could result in periods in which we are unable to receive reimbursement for such properties. Our independent operating subsidiaries must be licensed under applicable state law and, depending upon the type of operation, certified or approved as providers under the Medicare and/or Medicaid programs. In the process of acquiring or transferring operating assets, our operations must receive change of ownership approvals from state licensing agencies, Medicare and Medicaid, and third-party payors. If there are any delays in receiving regulatory approvals from the applicable federal, state or local government agencies, or from independent accreditation authorities that may be required by federal, state or local government agencies, or the inability to receive such approvals, such delays could result in delayed or lost reimbursement related to periods of service prior to the receipt of such approvals. As mentioned above, California legislatively prohibited the licensing of new hospices, and limited the transfer of existing licenses through January 1, 2027, and other states where we operate may introduce similar legislation in the future (see Licensure and CON). In 2024, CMS implemented a rule prohibiting Medicare-enrolled hospices from transferring a majority of ownership or engaging in any similar transaction more than once in a 36-month period. States, including Oregon, have also passed or proposed laws inhibiting the corporate ownership or management of health care entities.

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

Our revenue, financial condition and results of operations could be negatively impacted by any changes in the acuity mix of patients in our affiliated operations as well as payor mix and payment methodologies. Our revenue is determined in part by the acuity of home health and hospice patients and senior living residents. Changes in the acuity level of patients we attract, as well as our payor mix among Medicare, Medicaid, managed care organizations and private payors, may significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the year ended December 31, 2025, 61.5% of our revenue was provided by government payors that reimburse us at predetermined rates, which is typical for our business. If we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our independent operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected. Among other initiatives, these payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, we may lose patients if we choose not to renew our contracts with these insurers at lower rates.

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

If we are unable to obtain insurance, or if insurance becomes more costly for us to obtain, our business may be adversely affected. It may become more difficult and costly for us to obtain coverage for patient care liabilities and other risks, including property and casualty insurance. Our claims history, asset mix, or other factors may adversely affect our ability to obtain insurance at favorable rates. Recent legislation in Nevada that prohibits the reduction of funds available to pay claims based on the costs of defending claims or litigation may result in higher premiums for our operations within that state. Similarly, recent legislation in California, Iowa, and Nevada increasing the amounts of non-economic damages recoverable in actions based on professional negligence against healthcare providers may also result in higher premiums for our operations within those states and limit the options for available coverage. Our insurance carriers may require us to pay substantially higher premiums for the same or reduced coverage for insurance, including workers compensation, property and casualty, automobile, employment practices liability, directors and officers liability, employee healthcare insurance benefits, and general and professional liability coverages. Further, many claims and other risks we face are not insurable. Climate change and the proliferation of natural disasters may increase the cost of coverage or make coverage impossible to obtain.

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

Our self-insurance programs may expose us to significant and unexpected costs and losses. Our general liability and workers compensation insurance policies include self-insured retentions under which we are responsible to pay for a portion of each claim. We establish insurance loss reserves based on an estimation process that use information obtained from both company-

specific and industry data. The estimation process requires us to continually monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and our assumptions about emerging trends, we, along with an independent actuary, develop information about the size of ultimate claims based on historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damages with respect to unpaid claims. It is possible, however, that the actual liabilities may exceed our estimates of loss. We may also experience an unexpectedly large number of successful claims or claims that result in costs or liability significantly exceeding our projections. For these and other reasons, our self-insurance reserves could prove to be inadequate, resulting in liabilities exceeding our available insurance and self-insurance reserves. If a successful claim is made against us and it is not covered by our insurance or exceeds the insurance policy limits, our business may be negatively and materially impacted. Further, because our self-insured retentions under our general and professional liability and workers’ compensation program apply on a per claim basis, there is no limit to the maximum number of claims or the total amount for which we could be responsible during any policy period. We also self-insure our employee health benefits. With respect to our health benefits self-insurance, our reserves and premiums are computed based on a mix of company-specific and general industry data. Even with a combination of limited company-specific loss data and general industry data, our loss reserves are based on actuarial estimates that may not correlate to actual loss experience in the future. Therefore, our reserves may prove to be insufficient, and we may be exposed to significant and unexpected losses.

The unionization of our workers may adversely affect our revenue and profitability. To date, with the exception of one joint venture, where certain employees had elected to unionize prior to our acquisition, our employees have chosen not to unionize. In recent years, however, there has been a nationwide trend of increasing union activity, including strikes in the healthcare industry and in states, such as California, in which we operate. Increasing trends of service workers successfully organizing to unionize their workplaces may increase the likelihood of our employees seeking to unionize their activities at one or more additional locations controlled by our independent operating subsidiaries. If union activity among our employees increases, our cost of doing business could increase, our operations could experience disruption, and affected operations may no longer be economical to continue operating. Further, labor disputes and unionization efforts, among our own employees or among the employees of our referral partners, payors, vendors, joint venture partners, acquisition targets, or other parties, could lead to work stoppages, slowdown, strikes, lockouts, and increased costs, which could materially and adversely impact our operations.

Because we lease most of our affiliated senior living communities, we could experience risks associated with leased property, including risks relating to lease termination, lease extensions and special charges, which could adversely affect our business, financial position or results of operations. As of December 31, 2025, we leased a majority of our senior living communities. We also leased all of our administrative offices. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs), the cost of which tend to increase year-over year and may adversely affect us with future increases and operating expense reconciliations due for prior years. Under certain master leases, a breach at a single community could subject one or more of the other communities covered by the same master lease to the same default risk. Failure to comply with provider requirements is a default under several of the leases and master lease agreements. In addition, lease defaults could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.

A housing downturn could decrease demand for assisted living services. Seniors often use the proceeds of home sales to fund their admission to assisted living communities. A downturn in the housing markets, such as the slowdown in activity that was ongoing in 2024 and 2025 as a result of higher-than-normal mortgage interest rates, could adversely affect seniors’ ability to afford our resident fees and entrance fees. If national or local housing markets enter a persistent decline in prices or transaction activity, our occupancy rates, revenues, results of operations and cash flow could be negatively impacted.

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

Inflation may negatively impact profitability. The annual inflation rate in recent years has impacted our operations, placing upward pricing pressure on all things from wages to supplies to energy costs. Inflation may continue to affect the Company’s profit in providing services. We have historically derived a substantial portion of our revenue from the Medicare program. We also derive revenue from state Medicaid and similar reimbursement programs. Payments under these programs generally provide for reimbursement levels that are adjusted for inflation annually. These inflation-based increases may not continue in the future, such as in the case of Medicare payments subject to reduction under sequestration required by prior legislation. Even if these reimbursement rate increases continued, such adjustments may not reflect the actual increase in our costs for providing healthcare services. Labor and supply expenses make up a substantial portion of our cost of services. Those expenses are subject to increase in periods of rising inflation and when labor shortages occur in the marketplace. Inflation has led, and may continue to lead, to increased interest rates, which have and could continue to increase our cost of capital, impair consumers’ ability to purchase our services, or otherwise harm us financially.

Changes to immigration law or enforcement could adversely affect our results from operations. Changes to immigration laws and policies, or increased enforcement of existing laws and regulations, could impact our employees or the labor pool from which we hire future employees. Throughout 2025, enforcement of immigration laws has intensified, and these increased efforts may continue through 2026. Such changes could reduce the number of eligible workers and increase wage costs, including for skilled workers who may work or receive professional training in the United States under various visa programs, making it more difficult or impossible for us to staff our operations.

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

Delays in reimbursement may cause liquidity problems. If we experience problems with our billing information systems or if payment issues arise with Medicare, Medicaid or other payors, we may encounter delays in our payment cycle or delays in submitting required cost reports. From time to time, we have experienced such delays as a result of government payors instituting planned reimbursement delays for budget balancing purposes or as a result of prepayment reviews. Some states in which we operate experience or have experienced budget deficits or could have a budget deficit in the future, including as a result of changes to federal funds matching for state Medicaid programs under OBBBA, which may delay reimbursement in a manner that would adversely affect our liquidity. In addition, from time to time, procedural issues require us to resubmit claims before payment is remitted, which contributes to aged receivables. Unanticipated delays in receiving reimbursement from state programs due to changes in their policies or billing or audit procedures may adversely impact our liquidity and working capital. Failure to timely submit required cost reports may result in financial penalties.

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

Governance

Our Audit Committee receives quarterly reports on our information security and cyber fraud prevention programs from the service center's CIO and CISO, each of whom has over 20 years of experience in IT, including various leadership roles at other large corporations. Directors Scott E. Lamb, Suzanne D. Snapper, and John G. Nackel, Ph.D. provide key oversight on cybersecurity matters. Our executive team is also regularly briefed on any significant security risks during monthly leadership meetings.

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

Item 2. Properties

Service Center

We lease office space to accommodate our Service Center. Our primary Service Center is located in Eagle, Idaho. The leased property consists of approximately 16,794 square feet of office space and the lease term expires March 31, 2030. We also have leased office space for service centers in Sandy, Utah; Farmington, Connecticut; and Nashville, Tennessee.

Home Health and Hospice Agencies and Senior Living Communities

As of December 31, 2025, we operated 172 home health, hospice and home care agencies in Alabama, Arizona, California, Colorado, Georgia, Idaho, Montana, Nevada, Oklahoma, Oregon, Tennessee, Texas, Utah, Washington, Wisconsin and Wyoming. Office space is leased within geographies served by our agencies.

As of December 31, 2025, we operated 63 affiliated senior living communities in Arizona, California, Idaho, Nevada, Texas, Utah, and Wisconsin with 4,428 Senior Living units. We lease 57 of our communities through long-term, triple-net lease arrangements, and own the remaining 6 properties.

The following table provides summary information regarding the locations of our home health and hospice agencies and our senior living communities and operational units as of December 31, 2025:

State	Home Health Services	Hospice Services	Senior Living Communities	Senior Living Units
Alabama	2	1	—	—
Arizona	8	13	6	968
California	12	12	7	629
Colorado	9	3	—	—
Georgia	1	—	—	—
Idaho	7	6	5	340
Montana	1	1	—	—
Nevada	1	2	4	385
Oklahoma	2	2	—	—
Oregon	7	6	—	—
Tennessee	22	4	—	—
Texas	6	10	14	829
Utah	8	5	2	188
Washington	10	4	—	—
Wisconsin	2	2	25	1,089
Wyoming	2	1	—	—
Total	100	72	63	4,428

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

Item 4.    Mine Safety Disclosures

None.

Part II.

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common stock trades under the symbol “PNTG” on the NASDAQ Global Select Market. As of February 23, 2026, there are approximately 72 holders of record of our stock.

Dividend Policy

We do not intend to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our future earnings will be retained to support our operations and to finance the growth and development of our business.

Issuer Repurchases of Equity Securities

The Company did not repurchase any shares in 2025, nor did it approve any share repurchase program.

Stock Performance Graph

The following Stock Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference in such filing.

The graph below compares the cumulative total stockholder return on our common stock, $0.001 par value per share, during the period from January 1, 2021, through December 31, 2025, with the cumulative total return on the NASDAQ composite index, a new industry peer group of six companies, and an old industry peer group of six companies over the same period (assuming the investment of $100 in our common stock, the NASDAQ composite index, the new industry peer group, and the old industry peer group on January 1, 2021 and the reinvestment of dividends). The new peer group we selected is comprised of: Addus HomeCare Corporation (“ADUS”), Aveanna Healthcare Holdings Inc. (“AVAH”), Brookdale Senior Living Inc. (“BKD”), Chemed Corporation (“CHE”), Enhabit, Inc. (“EHAB”), and Sonida Senior Living, Inc. (“SNDA”). The old peer group is comprised of: Amedisys, Inc. (“AMED”), ADUS, BKD, CHE, Encompass Health Corporation (“EHC”), and SNDA. The changes to the peer group were necessitated by the acquisition of AMED by UnitedHealth Group Incorporated (“UnitedHealth”) and the spin-off of EHAB from EHC. The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance. No cash dividends have been paid on our common stock.

	1/1/2021	12/2021	12/2022	12/2023	12/2024	12/2025
PNTG	$100.0	$39.8	$18.9	$24.0	$45.7	$48.5
NASDAQ	100.0	122.2	82.4	119.2	154.5	187.1
New Peer Group	100.0	97.9	81.9	95.9	95.2	97.6
Old Peer Group	100.0	78.7	70.8	81.2	89.5	92.3
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

Overview

We are a leading provider of high-quality healthcare services to patients and residents of all ages, including the growing senior population, in the United States. We strive to be the provider of choice in the communities we serve through our innovative operating model. We operate in multiple lines of businesses including home health, hospice and senior living services across Alabama, Arizona, California, Colorado, Georgia, Idaho, Montana, Nevada, Oklahoma, Oregon, Tennessee, Texas, Utah, Washington, Wisconsin and Wyoming. We also provide home health and hospice operational support through a management service agreement in Connecticut. As of December 31, 2025, our home health and hospice business provided home health, hospice and home care services from 172 agencies operating across 16 states, and our senior living business operated 63 senior living communities throughout seven states.

The following table summarizes our affiliated home health and hospice agencies and senior living communities as of:

	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
Home health and hospice agencies	39	46	54	63	76	88	95	111	123	172
Senior living communities	36	43	50	52	54	54	49	51	57	63
Senior living units	3,184	3,434	3,820	3,963	4,127	4,127	3,500	3,588	3,960	4,428
Total number of home health, hospice, and senior living operations	75	89	104	115	130	142	144	162	180	235

Recent Activities

Acquisitions. During 2025, we expanded our operations with the addition of 30 home health agencies, nine hospice agencies, four home care agencies, and six senior living communities. A subsidiary of the Company entered into a separate purchase agreements with the prior operator of each acquired operation as part of each transaction.

Expansion into New States. In the fourth quarter of 2025, we expanded our home health, hospice, and home care operations into the southeastern United States. This expansion was our largest acquisition to date and included 30 home health, hospice, and home care agencies in Alabama, Georgia, and Tennessee. This expansion is part of our strategy to grow our national presence in the post-acute care continuum across both our existing markets and new markets.

Trends

We have experienced improvement in senior living revenue per occupied unit and occupancy through the year ended December 31, 2025, compared to the same period in 2024. Though we have seen improvements in revenue per occupied unit and occupancy year over year, the highly competitive environment for senior living residents and inflationary factors will continue to impact the rate at which our revenue per occupied unit and occupancy levels change in our senior living communities.

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

The following table summarizes our overall home health and hospice services statistics for the periods indicated:

	Year Ended December 31,
	2025	2024
Home health services:
Total home health admissions	86,076	59,741
Total Medicare home health admissions	34,882	24,598
Average Medicare revenue per completed 60-day home health episode(a)	$3,755	$3,628
Hospice services:
Total hospice admissions	15,189	12,208
Average hospice daily census	4,204	3,268
Hospice Medicare revenue per day	$192	$183

(a)	The year to date average for Medicare revenue per 60-day completed episode includes post period claim adjustments for prior periods.

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

The following table summarizes our senior living statistics for the periods indicated:

	Year Ended December 31,
	2025	2024
Occupancy	79.7%	78.8%
Average monthly revenue per occupied unit	$5,195	$4,811

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

•Self-insurance reserves - The Company is self-insured for general and professional liability, workers’ compensation, automobile, and its employee health plans while maintaining stop-loss coverage with third-party insurers to limit its total liability exposure. The Company accrues amounts equal to the actuarial estimated costs to settle open claims of insureds, as well as an estimate of the costs of insured claims that have been incurred but not reported. We develop information about the size of the ultimate claims based on historical experience, current industry information, and actuarial analysis;
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

Results of Operations

The following table sets forth details of our expenses and earnings as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Total revenue	100.0%	100.0%	100.0%
Expense:
Cost of services	81.1	80.3	80.4
Rent—cost of services	5.1	6.2	7.3
General and administrative expense	7.5	7.2	6.7
Depreciation and amortization	0.9	0.9	0.9
Gain on asset dispositions and impairment, net	(0.1)	(0.1)	—
Total expenses	94.5	94.5	95.3
Income from operations	5.5	5.5	4.7
Other expense, net:
Other income	—	—	0.1
Interest expense, net	(0.7)	(1.0)	(1.2)
Other expense, net	(0.7)	(1.0)	(1.1)
Income before provision for income taxes	4.8	4.5	3.6
Provision for income taxes	1.2	1.0	1.0
Net income	3.6	3.5	2.6
Less: net income attributable to noncontrolling interest	0.5	0.3	0.1
Net income attributable to Pennant	3.1%	3.2%	2.5%

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Consolidated GAAP Financial Measures:
Total revenue	$947,705	$695,240	$544,891
Total expenses	895,819	657,124	519,722
Income from operations	$51,886	$38,116	$25,169

The following table presents certain financial information regarding our reportable segments. General and administrative expenses are not allocated to the reportable segments:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Year Ended December 31, 2025
Segment Revenue	$731,392	$210,078	$6,235	$947,705
Segment Cost of Services	610,561	149,553
Segment Adjusted EBITDAR from Operations	$120,831	$60,525		$181,356
Year Ended December 31, 2024
Segment Revenue	$515,344	$174,767	$5,129	$695,240
Segment Cost of Services	427,635	123,107
Segment Adjusted EBITDAR from Operations	$87,709	$51,660		$139,369
Year Ended December 31, 2023
Segment Revenue	$385,652	$148,198	$11,041	$544,891
Segment Cost of Services	320,046	102,904
Segment Adjusted EBITDAR from Operations	$65,606	$45,294		$110,900

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations above to income from operations:

	Year Ended December 31,
	2025	2024	2023
Segment Adjusted EBITDAR from Operations(a)	$181,356	$139,369	$110,900
Less: Unallocated corporate expenses	60,455	43,587	31,704
Less: Depreciation and amortization	8,538	6,119	5,130
Rent—cost of services	48,700	43,029	39,759
Other income	422	207	339
Adjustments to Segment EBITDAR from Operations:
Less: Start-up operations (b)	182	137	102
Share-based compensation expense(c)	9,036	8,242	5,565
Acquisition related costs(d)	6,587	1,278	476
Activities associated with transitioning operations(e)	(880)	(570)	612
Transition services costs(f)	503	—	—
Unusual, non-recurring, or redundant charges(g)	113	1,004	2,575
Add: Net income attributable to noncontrolling interest	4,186	1,780	531
Income from operations	$51,886	$38,116	$25,169

(a)
Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, unallocated corporate and administrative expenses, and, in order to view the operations’ performance on a comparable basis from period to period, certain adjustments including: (1) activities associated with start-up operations, (2) share-based compensation expense, (3) acquisition related costs, (4) activities associated with transitioning operations, (5) transition services costs, (6) unusual, non-recurring, or redundant charges, and (7) net income attributable to noncontrolling interest. “All Other” consists of revenues generated at operating locations not included in the segment financial information reviewed by the CODM. Revenue included in the “All Other” category is insignificant individually, and therefore does not constitute a reportable segment. General and administrative expenses are not allocated to the reportable segments, and are included as “Unallocated corporate expenses”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

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
(f)
Costs identified as redundant or non-recurring incurred by the Company as a result of the transition services agreement between the Company and UnitedHealth entered into as part of the acquisition agreement. All amounts are included in Cost of services. Fees incurred under the transition services agreement were $3,001 for the year ended December 31, 2025.

(g)	Represents unusual, non-recurring, or redundant charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses.

Performance and Valuation Measures:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Consolidated Non-GAAP Financial Measures:
Performance Metrics
Consolidated EBITDA	$56,660	$42,662	$30,107
Consolidated Adjusted EBITDA	$72,466	$53,286	$40,716
Valuation Metric
Consolidated Adjusted EBITDAR	$120,901

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Segment Non-GAAP Measures:(a)
Segment Adjusted EBITDA from Operations
Home health and hospice services	$111,135	$80,660	$60,128
Senior living services	$21,785	$16,213	$12,293

(a)	General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss.

The table below reconciles Consolidated Net Income to Consolidated EBITDA, Consolidated Adjusted EBITDA and Consolidated Adjusted EBITDAR for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Consolidated Net income	$33,764	$24,339	$13,910
Less: Net income attributable to noncontrolling interest	4,186	1,780	531
Add: Provision for income taxes	11,866	7,028	5,674
Net interest expense	6,678	6,956	5,924
Depreciation and amortization	8,538	6,119	5,130
Consolidated EBITDA	56,660	42,662	30,107
Adjustments to Consolidated EBITDA
Add: Start-up operations(a)	182	137	102
Share-based compensation expense(b)	9,036	8,242	5,565
Acquisition related costs(c)	6,587	1,278	476
Activities associated with transitioning operations(d)	(880)	(570)	612
Transition services costs(e)	503	—	—
Unusual, non-recurring, or redundant charges(f)	113	1,004	2,575
Rent related to items (a) and (e) above	265	533	1,279
Consolidated Adjusted EBITDA	72,466	53,286	40,716
Rent—cost of services	48,700	43,029	39,759
Rent related to items (a) and (e) above	(265)	(533)	(1,279)
Adjusted rent—cost of services	48,435	42,496	38,480
Consolidated Adjusted EBITDAR	$120,901

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(c)	Non-capitalizable costs associated with acquisitions and write-offs for amounts in dispute with the prior owners of certain acquired operations.
(d)	During the year ended December 31, 2023, an affiliate of the Company placed its memory care units into transition and is converting the facility into an assisted living community. We received insurance proceeds related to the property in 2024 and 2025 which were recorded in gain on disposition of property and equipment, net on the consolidated statements of income. The amounts reported exclude rent and depreciation and amortization expense related to such operations.
(e)
Costs identified as redundant or non-recurring incurred by the Company as a result of the transition services agreement between the Company and UnitedHealth entered into as part of the acquisition agreement. All amounts are included in Cost of services. Fees incurred under the transition services agreement were $3,001 for the year ended December 31, 2025.

(f)	Represents unusual, non-recurring, or redundant charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses.

The table below reconciles Segment Adjusted EBITDAR from Operations to Segment Adjusted EBITDA from Operations for the periods presented:

	Year Ended December 31,
	Home Health and Hospice			Senior Living
	2025	2024	2023	2025	2024	2023
	(In thousands)
Segment Adjusted EBITDAR from Operations	$120,831	$87,709	$65,606	$60,525	$51,660	$45,294
Less: Rent—cost of services	9,752	7,189	5,791	38,949	35,840	33,967
Rent related to start-up and transitioning operations	(56)	(140)	(313)	(209)	(393)	(966)
Segment Adjusted EBITDA from Operations	$111,135	$80,660	$60,128	$21,785	$16,213	$12,293

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

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Revenue

	Year Ended December 31,
	2025		2024
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$351,240	37.1%	$239,539	34.5%
Hospice	317,801	33.5	240,102	34.5
Home care and other(a)	63,686	6.7	39,843	5.7
Total home health and hospice services	732,727	77.3	519,484	74.7
Senior living services	214,978	22.7	175,756	25.3
Total revenue	$947,705	100.0%	$695,240	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this report.

Our consolidated revenue increased $252.5 million, or 36.3%, driven by the net organic growth of existing operations across all segments of $67.5 million or 9.7% as well as increased revenue from acquired operations of $185.0 million, or 26.6%, during the year ended December 31, 2025.

Home Health and Hospice Services

	Year Ended December 31,
	2025	2024	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$351,240	$239,539	$111,701	46.6%
Hospice services	317,801	240,102	77,699	32.4
Home care and other	63,686	39,843	23,843	59.8
Total home health and hospice revenue	$732,727	$519,484	$213,243	41.0%

	Year Ended December 31,
	2025	2024	Change	% Change
Home health services:
Total home health admissions	86,076	59,741	26,335	44.1%
Total Medicare home health admissions	34,882	24,598	10,284	41.8
Average Medicare revenue per 60-day completed episode(a)	$3,755	$3,628	$127	3.5
Hospice services:
Total hospice admissions	15,189	12,208	2,981	24.4
Average daily census	4,204	3,268	936	28.6
Hospice Medicare revenue per day	$192	$183	$9	4.9
Number of home health and hospice agencies at period end	172	123	49	39.8%

(a)	The year to date average for Medicare revenue per 60-day completed episode includes post period claim adjustments for prior periods.

Home health and hospice revenue increased $213.2 million, or 41.0%. Revenue grew due to an increase in all key performance indicators including an increase in total home health admissions of 44.1%, an increase in Medicare home health admissions of 41.8%, an increase in average Medicare revenue per 60-day completed episode of 3.5%, an increase of 24.4% in total hospice admissions, and an increase of 28.6% in hospice average daily census, and an increase in Hospice Medicare revenue per day of 4.9%. The improvement in these metrics resulted in net organic revenue growth of $52.8 million for the year ended December 31, 2025. Growth was also driven by the acquisition of forty-three home health, home care and hospice operations during the year ended December 31, 2025, and the acquisition of eleven home health, home care, and hospice operations during the year ended December 31, 2024, resulting in an increase in revenue of $160.5 million, or 30.9% overall.

Senior Living Services

	Year Ended December 31,
	2025	2024	Change	% Change
Revenue (in thousands)	$214,978	$175,756	$39,222	22.3%
Number of communities at period end	63	57	6	10.5
Occupancy	79.7%	78.8%	0.9%
Average monthly revenue per occupied unit	$5,195	$4,811	$384	8.0%

Senior living revenue increased $39.2 million, or 22.3%, for the year ended December 31, 2025 when compared to the same period in the prior year primarily due to an 8.0% increase in average monthly revenue per occupied unit and a 90 basis point increase in occupancy rate. Growth in revenue was also driven by the acquisition of six senior living communities during the year ended December 31, 2025, and the acquisition of six senior living communities during the year ended December 31, 2024, resulting in an increase of $24.6 million, or 14.0% overall.

Cost of Services

The following table sets forth total cost of services by each of our reportable segments for the periods indicated:

	Year Ended December 31,
	2025	2024	Change	% Change
	(In thousands)
Home Health and Hospice	$612,460	$433,474	$178,986	41.3%
Senior Living	156,043	124,975	31,068	24.9
Total cost of services	$768,503	$558,449	$210,054	37.6%

Consolidated cost of services increased $210.1 million, or 37.6%, for the year ended December 31, 2025 when compared to the year ended December 31, 2024. The increase in the amount of cost of services was driven primarily by volume of services provided and increased wages and benefits. Cost of services as a percentage of revenue increased by 80 basis points from 80.3% to 81.1% over the same time period.

Home Health and Hospice Services

	Year Ended December 31,
	2025	2024	Change	% Change
	(In thousands)
Cost of service	$612,460	$433,474	$178,986	41.3%
Cost of services as a percentage of revenue	83.6%	83.4%	0.2%

Cost of services related to our Home Health and Hospice services segment increased $179.0 million, or 41.3%, primarily due to increased volume of services from the growth in admissions and average daily census as well as increased wages and benefits. Cost of services as a percentage of revenue for the year ended December 31, 2025 increased by 20 basis points compared to the year ended December 31, 2024 primarily due to increased wages and benefits.

Senior Living Services

	Year Ended December 31,
	2025	2024	Change	% Change
	(In thousands)
Cost of service	$156,043	$124,975	$31,068	24.9%
Cost of services as a percentage of revenue	72.6%	71.1%	1.5%

Cost of services related to our Senior Living services segment increased $31.1 million, or 24.9%, during the year ended December 31, 2025 in response to higher occupancy, acquisitions and wage rate increases. As a percentage of revenue, costs of service increased by 150 basis points during the year ended December 31, 2025 when compared to the year ended December 31, 2024 primarily due to increased wages and benefits.

Rent—Cost of Services. Rent increased 13.2% from $43.0 million to $48.7 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily as a result of the newly acquired senior living communities. As a percentage of revenue, rent—cost of services decreased 110 basis points when compared to the year ended December 31, 2024 due to improved overall sales leverage and performance.

General and Administrative Expense. General and administrative expense increased $20.9 million, or 41.6%, from $50.2 million to $71.1 million for the year ended December 31, 2025 when compared to the year ended December 31, 2024. The increase in general and administrative expense was primarily due to an increase of $18.8 million in wages and benefits for the year ended December 31, 2025 when compared to the year ended December 31, 2024.

Depreciation and Amortization. Depreciation and amortization expense stayed flat as a percentage of total revenue.

Gain on Asset Dispositions and Impairment, Net. Gain on asset dispositions and impairment, net was $1.0 million for the year ended December 31, 2025 compared to $0.7 million for the year ended December 31, 2024 primarily due to insurance proceeds related to one of our senior living communities.

Provision for Income Taxes. Our effective tax rate for the year ended December 31, 2025 was 26.0% of earnings before income taxes compared with an effective tax rate of 22.4% for the year ended December 31, 2024. The increase in the effective tax rate is primarily driven by the change in discrete tax effects of share-based compensation. See Note 14, Income Taxes, to the Consolidated Financial Statements included elsewhere in this report filed on Form 10-K for further discussion.

Comparison of Prior Year Information

For a comparison of our results of operations of the fiscal year ended December 31, 2024 as compared to the year ended December 31, 2023 refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations on Form 10-K filed with the SEC on February 27, 2025.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated through operating activities and borrowings under our credit agreement.

Credit Agreement

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

On November 3, 2025, Pennant entered into the First Amendment to Amended and Restated Credit Agreement (the “First Amendment”), pursuant to which, Pennant obtained an incremental term loan facility in an aggregate principal amount of $100 million (the “Incremental Term Loans”). The Incremental Term Loans constitute term loans under, and are subject to the terms and provisions of, the Amended Credit Agreement, including bearing interest at the same interest rate, and having the same maturity date, as the Amended Revolving Credit Facility. In conjunction with the First Amendment, the Company incurred additional debt issuance costs of $1,203. The Company used the proceeds of the Incremental Term Loans to refinance a portion of the outstanding revolving loans under the Amended Revolving Credit Facility and to pay fees and expenses incurred in connection with the First Amendment.

The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of December 31, 2025, the Company was compliant with all such financial covenants.

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

As of December 31, 2025 we had $17.0 million of cash and $171.6 million of available borrowing capacity on our Amended Revolving Credit Facility.

We believe that our existing cash, cash generated through operations, and access to available borrowing capacity under our Amended Credit Agreement, will be sufficient to provide adequate liquidity for the next twelve months for both our operating activities and opportunities for acquisition growth.

The following table presents selected data from our statement of cash flows for the periods presented:

	Year Ended December 31,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$48,294	$39,298
Net cash used in investing activities	(227,971)	(70,684)
Net cash provided by financing activities	172,455	49,573
Net change in cash	(7,222)	18,187
Cash at beginning of year	24,246	6,059
Cash at end of year	$17,024	$24,246

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Our net cash flow from operating activities for the year ended December 31, 2025 increased by $9.0 million when compared to the year ended December 31, 2024. The primary drivers of this difference were a $9.4 million increase in net income and a $2.5 million net decrease in cash flows from the change in operating assets and liabilities.

Our net cash used in investing activities for the year ended December 31, 2025 increased by $157.3 million compared to the year ended December 31, 2024, primarily driven by a $154.7 million increase in business acquisitions, asset acquisitions, and escrow deposits and a $3.0 million increase in purchases of property and equipment during the year ended December 31, 2025 compared to the year ended December 31, 2024.

    Our net cash provided by financing activities increased by $122.9 million for the year ended December 31, 2025 when compared to the year ended December 31, 2024, primarily driven by an increase in net proceeds from our Amended Revolving Credit Facility of $140.0 million and an increase in proceeds from our Incremental Term Loans of $100.0 million. During the year ended December 31, 2024, we received $118.1 million through a secondary offering. Payments for deferred financing costs decreased $2.7 million during the year ended December 31, 2025 compared to the year ended December 31, 2024.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We are exposed to risks associated with market changes in interest rates. On July 31, 2024, Pennant entered into the Amended Credit Agreement, which provides for a revolving credit facility with a syndicate of banks with a borrowing capacity of $250.0 million. A 1.0% interest rate change would cause interest expense to change by approximately $1.8 million annually based upon our outstanding long-term debt as of December 31, 2025. We manage our exposure to this market risk by monitoring available financing alternatives.

Item 8.    Financial Statements and Supplementary Data

THE PENNANT GROUP, INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Pennant Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Pennant Group, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

We identified the evaluation of the Company’s self-insurance reserves for general and professional liability and workers’ compensation as a critical audit matter because estimating projected settlement value of reported and unreported claims involves significant estimation by management. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether self-insurance reserves were appropriately recorded as of December 31, 2025.

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
February 25, 2026

We have served as the Company's auditor since 2019.

THE PENNANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash	$17,024	$24,246
Accounts receivable—less allowance for doubtful accounts of $681 and $232 at December 31, 2025 and 2024, respectively	123,109	81,302
Prepaid expenses and other current assets	27,273	17,308
Total current assets	167,406	122,856
Property and equipment, net	60,984	43,296
Right-of-use assets	275,947	270,586
Deferred tax assets, net	478	—
Restricted and other assets	26,676	17,477
Goodwill	237,246	129,124
Other indefinite-lived intangibles	199,442	96,182
Total assets	$968,179	$679,521
Liabilities and equity
Current liabilities:
Accounts payable	$25,171	$18,737
Accrued wages and related liabilities	65,229	43,106
Lease liabilities—current	25,013	19,671
Current maturities of long-term debt	5,000	—
Other accrued liabilities	26,851	20,186
Total current liabilities	147,264	101,700
Long-term lease liabilities—less current portion	254,311	253,420
Deferred tax liabilities, net	150	1,861
Other long-term liabilities	23,365	10,575
Long-term debt, net	168,837	—
Total liabilities	593,927	367,556
Commitments and contingencies (Note 16)
Equity:
Common stock, $0.001 par value; 100,000 shares authorized; 34,878 and 34,626 shares issued and outstanding at December 31, 2025, respectively, and 34,670 and 34,373 shares issued and outstanding at December 31, 2024, respectively	35	35
Additional paid-in capital	245,833	236,091
Retained earnings	86,800	57,222
Treasury stock, at cost, 3 shares at December 31, 2025 and 2024	(65)	(65)
Total The Pennant Group, Inc. stockholders' equity	332,603	293,283
Noncontrolling interest	41,649	18,682
Total equity	374,252	311,965
Total liabilities and equity	$968,179	$679,521
See accompanying notes to the consolidated financial statements.

THE PENNANT GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per-share amounts)

	Year Ended December 31,
	2025	2024	2023

Revenue	$947,705	$695,240	$544,891

Expense:
Cost of services	768,503	558,449	438,096
Rent—cost of services	48,700	43,029	39,759
General and administrative expense	71,077	50,209	36,667
Depreciation and amortization	8,538	6,119	5,130
(Gain) loss on asset dispositions and impairment, net	(999)	(682)	70
Total expenses	895,819	657,124	519,722
Income from operations	51,886	38,116	25,169
Other income (expense), net:
Other income	422	207	339
Interest expense, net	(6,678)	(6,956)	(5,924)
Other expense, net	(6,256)	(6,749)	(5,585)
Income before provision for income taxes	45,630	31,367	19,584
Provision for income taxes	11,866	7,028	5,674
Net income	33,764	24,339	13,910
Less: net income attributable to noncontrolling interest	4,186	1,780	531
Net income and other comprehensive income attributable to The Pennant Group, Inc.	$29,578	$22,559	$13,379
Earnings per share:
Basic	$0.86	$0.72	$0.45
Diluted	$0.84	$0.70	$0.44
Weighted average common shares outstanding:
Basic	34,563	31,191	29,863
Diluted	35,316	32,000	30,193
See accompanying notes to the consolidated financial statements.

THE PENNANT GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount			Shares	Amount

Balance at December 31, 2022	30,149	$29	$99,764	$21,284	3	$(65)	$4,645	$125,657
Net income attributable to The Pennant Group, Inc.	—	—	—	13,379	—	—	—	13,379
Net income attributable to noncontrolling interests	—	—	—	—	—	—	531	531
Share-based compensation	—	—	5,369	—	—	—	—	5,369
Net issuance of common stock due to share based compensation	89	—	579	—	—	—	—	579
Net issuance of restricted stock	59	—	—	—	—	—	—	—
Balance at December 31, 2023	30,297	29	105,712	34,663	3	(65)	5,176	145,515
Net income attributable to The Pennant Group, Inc.	—	—	—	22,559	—	—	—	22,559
Noncontrolling interests assumed related to acquisitions	—	—	—	—	—	—	11,726	11,726
Equity adjustments related to acquisitions	—	—	3,602	—	—	—	—	3,602
Net income attributable to noncontrolling interests	—	—	—	—	—	—	1,780	1,780
Share-based compensation	—	—	7,781	—	—	—	—	7,781
Net issuance of common stock due to share based compensation	254	2	851	—	—	—	—	853
Net issuance of restricted stock	94	—	—	—	—	—	—	—
Issuance of equity through secondary offering	4,025	4	118,145	—	—	—	—	118,149
Balance at December 31, 2024	34,670	35	236,091	57,222	3	(65)	18,682	311,965
Net income attributable to The Pennant Group, Inc.	—	—	—	29,578	—	—	—	29,578
Noncontrolling interests assumed related to acquisitions	—	—	—	—	—	—	18,781	18,781
Net income attributable to noncontrolling interests	—	—	—	—	—	—	4,186	4,186
Share-based compensation	—	—	8,940	—	—	—	—	8,940
Net issuance of common stock due to share based compensation	119	—	552	—	—	—	—	552
Net issuance of restricted stock	89	—	250	—	—	—	—	250
Balance at December 31, 2025	34,878	$35	$245,833	$86,800	3	$(65)	$41,649	$374,252
See accompanying notes to the consolidated financial statements.

THE PENNANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$33,764	$24,339	$13,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,538	6,119	5,130
Amortization and write-off of deferred financing fees	888	1,096	521
Provision for doubtful accounts	948	903	646
Share-based compensation	8,940	7,781	5,369
Deferred income taxes	(2,190)	(1,187)	4,004
(Gain) loss on disposition of property and equipment, net	(999)	(682)	70
Change in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(24,147)	(21,088)	(7,350)
Prepaid expenses and other assets	(12,277)	(5,604)	7,770
Operating lease obligations	872	(349)	(12)
Accounts payable	5,803	8,052	(1,845)
Accrued wages and related liabilities	17,956	14,504	4,972
Other accrued liabilities	8,778	4,497	(814)
Other long-term liabilities	1,420	917	719
Net cash provided by operating activities	48,294	39,298	33,090
Cash flows from investing activities:
Purchase of property and equipment	(12,039)	(8,992)	(8,105)
Cash payments for business acquisitions	(204,024)	(48,416)	(21,376)
Cash payments for asset acquisitions	(9,960)	(11,380)	(211)
Escrow deposits	(2,891)	(2,344)	(201)
Other investing activities	943	448	(329)
Net cash used in investing activities	(227,971)	(70,684)	(30,222)
Cash flows from financing activities:
Proceeds from secondary offering, net of expenses	—	118,149	—
Proceeds from incremental term loans	100,000	—	—
Proceeds from revolver agreement	373,000	309,500	182,000
Payments on revolver agreement	(298,000)	(374,500)	(181,500)
Payments for deferred financing costs	(1,203)	(3,915)	—
Net issuance of common stock due to share based compensation	552	853	579
Other financing activities	(1,894)	(514)	33
Net cash provided by financing activities	172,455	49,573	1,112
Net increase (decrease) in cash	(7,222)	18,187	3,980
Cash beginning of period	24,246	6,059	2,079
Cash end of period	$17,024	$24,246	$6,059
See accompanying notes to the consolidated financial statements.

THE PENNANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,904	$6,521	$5,012
Income taxes	$14,049	$7,351	$841
Operating lease liabilities	$44,001	$39,503	$36,653
Right-of-use assets obtained in exchange for new operating lease obligations	$28,091	$25,267	$12,826
Finance lease assets obtained in exchange for new finance lease obligations	$6,174	$506	$633
Non-cash adjustment to right-of-use assets and lease liabilities from lease modifications	$580	$260	$5,195
Non-cash investing activity:
Capital expenditures in accounts payable and other accrued liabilities	$1,777	$1,333	$319

See accompanying notes to the consolidated financial statements.

THE PENNANT GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data and operational senior living units)
1. DESCRIPTION OF BUSINESS
The Pennant Group, Inc. (herein referred to as “Pennant,” the “Company,” “it,” or “its”), is a holding company with no direct operating assets, employees or revenue. The Company, through its independent operating subsidiaries, provides healthcare services across the post-acute care continuum. As of December 31, 2025, the Company’s subsidiaries operated 172 home health, hospice and home care agencies and 63 senior living communities located in Alabama, Arizona, California, Colorado, Georgia, Idaho, Montana, Nevada, Oklahoma, Oregon, Tennessee, Texas, Utah, Washington, Wisconsin and Wyoming. We also provide home health and hospice operational support through a management service agreement in Connecticut.

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The accompanying consolidated financial statements of the Company (the “Financial Statements”) reflect the Company’s financial position for the years ended December 31, 2025 and 2024, and the Company’s results of operations and cash flows for the years ended December 31, 2025, 2024, and 2023 and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the regulations of the Securities and Exchange Commission (“SEC”). The Company presents noncontrolling interests within the equity section of its consolidated balance sheets and the amount of consolidated net income that is attributable to The Pennant Group, Inc. and the noncontrolling interest in its consolidated statements of income.

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

Property and Equipment, net - Property and equipment are initially recorded at their historical cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets (ranging from one to 40 years). Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term. Repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets - The Company reviews the carrying value of long-lived assets that are held and used in the independent operating subsidiaries for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiary to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets on a non-recurring basis and the inputs used to determine the fair value of the long-lived assets are considered Level 3 measurements due to their subjective nature. There were no long-lived asset impairments during the years ended December 31, 2025, 2024, and 2023.

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

As of December 31, 2025, we evaluated potential triggering events that might be indicators that our goodwill and indefinite-lived intangible assets were impaired. As a result of our evaluation, no goodwill or indefinite-lived intangible asset impairments were recorded during the years ended December 31, 2025, 2024, and 2023. See further discussion at Note 9, Goodwill and Intangible Assets.

Self-Insurance Reserve - The Company retains risk for a substantial portion of potential claims for general and professional liability and workers’ compensation. The Company recognizes obligations associated with these costs, up to specified deductible limits in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported. The Company evaluates the adequacy of the self-insurance reserves in conjunction with an

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

independent actuarial assessment. As of December 31, 2025, the general and professional liability insurance has a retention limit of $250 per claim with a $600 corridor as an additional out-of-pocket retention we must satisfy for claims within the policy year before the carrier will reimburse losses. The workers’ compensation insurance has a retention limit of $250 per claim, except for policies held in Texas, which has a retention limit of $100 per claim, California, which has a retention limit of $500 per claim, and Washington and Wyoming, which are subject to state insurance and possess their own limits.

These costs have generally been estimated based on historical data of our claims experience. Such estimates, and the resulting reserves, are reviewed and updated by us on a quarterly basis.

The following table presents details of the Company's insurance program, including general and professional liability and workers’ compensation, and amounts accrued for the periods indicated in other accrued liabilities and other long-term liabilities in our accompanying consolidated balance sheets. The amounts accrued are undiscounted and established using actuarial methods followed in the insurance industry based on claims filed and an estimate of claims incurred but not reported. The amounts accrued below represent the total estimated liability for individual claims that are less than our noted insurance coverage amounts, which includes outstanding claims and claims incurred but not reported. The amounts are reported gross of reinsurance receivable of $4,652 and $3,613 included in restricted and other assets for the years ended December 31, 2025 and 2024, respectively, and $361 and $205 included in prepaid expenses and other current assets for the years ended December 31, 2025 and 2024, respectively.

	As of December 31,
	2025	2024
Type of Insurance
General and professional liability	$8,048	$5,343
Workers’ compensation	9,558	5,441
Total estimated liability	17,606	10,784
Less: long-term portion, included in other long-term liabilities	(13,098)	(7,739)
Current portion of estimated liability, included in other accrued liabilities	$4,508	$3,045

The Company self-funds medical, including prescription drugs, dental healthcare, and vision benefits for its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure associated with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $350 for each covered person for fiscal year 2025 and 2024. As of December 31, 2025 and 2024, our medical benefits liability was $3,860 and $2,650, respectively, recorded as a component of accrued wages and related liabilities and other accrued liabilities.

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

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Share-Based Compensation - The Company measures and recognizes compensation expense for all share-based payment awards, including employee stock options and restricted stock, made to employees and Pennant’s directors based on estimated fair values, ratably over the requisite service period of the award. The Company accounts for forfeitures as they occur. The total amount of share-based compensation was $8,940, $7,781, and $5,369 for the years ended December 31, 2025, 2024, and 2023, respectively, of which $3,730, $3,927 and $2,250, respectively, was recorded in general and administrative expense, with the difference being recorded in cost of services. For further discussion see Note 12, Options and Awards.

State Relief Funding - The Company receives state relief funding through programs from various states, including healthcare relief funding under the American Rescue Plan Act (“ARPA”), and other state specific relief programs. The funding generally incorporates specific use requirements primarily for direct patient care.

These funds are recognized as a reduction of cost of services when related expenses are incurred. As of December 31, 2025 and 2024, the Company had $477 and $705 in unapplied state relief funds, respectively. The unapplied state relief funds received are recorded in other accrued liabilities on the consolidated balance sheets. As of December 31, 2025 and 2024, the Company recognized state relief funding totaling $1,743 and $3,331, respectively, which the Company recognized as a reduction of cost of services.

Recent Accounting Pronouncements - Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the Financial Standards Accounting Board (“FASB”) Accounting Standards Codification (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. For any new pronouncements announced, the Company considers whether the new pronouncements could alter previous generally accepted accounting principles and determines whether any new or modified principles will have a material impact on the Company's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company's financial management and certain standards are under consideration.

Recent Accounting Standards Adopted by the Company - In December 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. This guidance is effective for annual periods beginning after December 15, 2024, which will be the Company's fiscal year 2025, with early adoption permitted. The Company adopted the requirements of this ASU retrospectively in Note 14, Income Taxes. The adoption of this ASU does not have an impact on the Company’s Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted - In November 2024, the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses,” which requires the Company to disaggregate key expense categories such as employee compensation, depreciation and intangible asset amortization within its financial statements. This guidance is effective for annual periods beginning after December 15, 2026, which will be the Company’s fiscal year 2027, and interim periods within the Company’s fiscal year 2028, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company has incurred costs of $589, $959, and $1,035 for the years ended December 31, 2025, 2024, and 2023, respectively, that related primarily to shared services at proximate operations.

Expenses related to room and board charges at Ensign skilled nursing facilities for hospice patients were $7,150, $5,529, and $4,583 for the years ended December 31, 2025, 2024, and 2023, respectively.

The Company’s independent operating subsidiaries leased 32 of its senior living communities from subsidiaries of Ensign under master lease arrangements as of December 31, 2025. See further discussion below at Note 13, Leases.

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

The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$33,764	$24,339	$13,910
Less: net income attributable to noncontrolling interest	4,186	1,780	531
Net income attributable to The Pennant Group, Inc.	$29,578	$22,559	$13,379

Denominator:
Weighted average shares outstanding for basic net income per share	34,563	31,191	29,863
Plus: incremental shares from assumed conversion(a)	753	809	330
Adjusted weighted average common shares outstanding for diluted income per share	35,316	32,000	30,193

Earnings Per Share:
Basic net income per common share	$0.86	$0.72	$0.45
Diluted net income per common share	$0.84	$0.70	$0.44

(a)
Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 1,744, 1,271, and 2,363 for the years ended December 31, 2025, 2024, and 2023, respectively.

5. REVENUE AND ACCOUNTS RECEIVABLE
Revenue is recognized when services are provided to the patients at the amount that reflects the consideration to which the Company expects to be entitled from patients and third-party payors, including Medicaid, Medicare and managed care programs (Commercial, Medicare Advantage and Managed Medicaid plans). The healthcare services in home health and

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

hospice patient contracts include routine services in exchange for a contractual agreed-upon amount or rates. Routine services are treated as a single performance obligation satisfied over time as services are rendered. As such, patient care services represent a bundle of services that are not capable of being distinct within the context of the contract. Additionally, there may be ancillary services which are not included in the rates for routine services, but instead are treated as separate performance obligations satisfied at a point in time, if and when those services are rendered.

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

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue by payor for the years ended December 31, 2025, 2024, and 2023, is summarized in the following tables:

	Year Ended December 31, 2025
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$181,790	$276,509	$—	$458,299	48.4%
Medicaid	16,529	34,199	73,300	124,028	13.1
Subtotal	198,319	310,708	73,300	582,327	61.5
Managed care	137,854	4,528	—	142,382	15.0
Private and other(a)	78,753	2,565	141,678	222,996	23.5
Total revenue	$414,926	$317,801	$214,978	$947,705	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations and management services agreement.

	Year Ended December 31, 2024
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$127,891	$207,971	$—	$335,862	48.3%
Medicaid	12,037	25,904	53,763	91,704	13.2
Subtotal	139,928	233,875	53,763	427,566	61.5
Managed care	87,981	4,716	—	92,697	13.3
Private and other(a)	51,473	1,511	121,993	174,977	25.2
Total revenue	$279,382	$240,102	$175,756	$695,240	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations and management services agreement.

	Year Ended December 31, 2023
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$96,035	$167,775	$—	$263,810	48.4%
Medicaid	9,625	20,738	46,974	77,337	14.2
Subtotal	105,660	188,513	46,974	341,147	62.6
Managed care	68,260	5,488	—	73,748	13.5
Private and other(a)	25,917	626	103,453	129,996	23.9
Total revenue	$199,837	$194,627	$150,427	$544,891	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations.

Balance Sheet Impact

Included in the Company’s consolidated balance sheets are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounts receivable as of December 31, 2025 and December 31, 2024 is summarized in the following table:

	December 31, 2025	December 31, 2024
Medicare	$64,813	$46,677
Medicaid	12,132	13,382
Managed care	24,570	14,220
Private and other	22,275	7,255
Accounts receivable, gross	123,790	81,534
Less: allowance for doubtful accounts	(681)	(232)
Accounts receivable, net	$123,109	$81,302

The following table summarizes the activity for our allowance for doubtful accounts for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$232	$259	$592
Additions to bad debt expense	948	903	646
Write-offs of uncollectible accounts	(499)	(930)	(979)
Balance at end of period	$681	$232	$259

Concentrations- Credit Risk

Credit Risk - The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s gross receivables from the Medicare and Medicaid programs accounted for approximately 62.2% and 73.7% of its total gross accounts receivable as of December 31, 2025 and December 31, 2024, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 61.5%, 61.5%, and 62.6% of the Company's revenue for the years ended December 31, 2025, 2024, and 2023, respectively.

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

As of December 31, 2025, the Company provided services through 172 affiliated home health, hospice and home care agencies, and 63 affiliated senior living operations. The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. The Company’s Service Center provides various services to all lines of business. The CODM does not review assets by segment and therefore assets and capital expenditure by segment are not disclosed below.

The CODM uses Segment Adjusted EBITDAR from Operations as the primary measure of profit and loss for the Company's reportable segments and to compare the performance of its operations with those of its competitors. The CODM monitors these results and provides guidance to leadership of the reportable segments to allocate enterprise-wide resources. Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, unallocated corporate and

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

administrative expenses, and, in order to view the operations’ performance on a comparable basis from period to period, certain adjustments including: (1) activities associated with start-up operations, (2) share-based compensation expense, (3) acquisition related costs, (4) activities associated with transitioning operations, (5) transition services costs, (6) unusual, non-recurring, or redundant charges, and (7) net income attributable to noncontrolling interest. “All Other” consists of revenues generated at operating locations not included in the segment financial information reviewed by the CODM. Revenue included in the “All Other” category is insignificant individually, and therefore does not constitute a reportable segment. General and administrative expenses are not allocated to the reportable segments, and are included as “Unallocated corporate expenses”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table presents certain financial information regarding the Company’s reportable segments, provided that general and administrative expenses are not allocated to the reportable segments.

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Year Ended December 31, 2025
Segment Revenue	$731,392	$210,078	$6,235	$947,705
Segment Cost of Services	610,561	149,553
Segment Adjusted EBITDAR from Operations	$120,831	$60,525		$181,356
Year Ended December 31, 2024
Segment Revenue	$515,344	$174,767	$5,129	$695,240
Segment Cost of Services	427,635	123,107
Segment Adjusted EBITDAR from Operations	$87,709	$51,660		$139,369
Year Ended December 31, 2023
Segment Revenue	$385,652	$148,198	$11,041	$544,891
Segment Cost of Services	320,046	102,904
Segment Adjusted EBITDAR from Operations	$65,606	$45,294		$110,900

	Year Ended December 31,
	2025	2024	2023
Segment Adjusted EBITDAR from Operations	$181,356	$139,369	$110,900
Less: Unallocated corporate expenses	60,455	43,587	31,704
Less: Depreciation and amortization	8,538	6,119	5,130
Rent—cost of services	48,700	43,029	39,759
Other income	422	207	339
Adjustments to Segment EBITDAR from Operations:
Less: Start-up operations (a)	182	137	102
Share-based compensation expense(b)	9,036	8,242	5,565
Acquisition related costs(c)	6,587	1,278	476
Activities associated with transitioning operations(d)	(880)	(570)	612
Transition services costs(e)	503	—	—
Unusual, non-recurring, or redundant charges(f)	113	1,004	2,575
Add: Net income attributable to noncontrolling interest	4,186	1,780	531
Income from operations	$51,886	$38,116	$25,169

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(c)	Non-capitalizable costs associated with acquisitions and write-offs for amounts in dispute with the prior owners of certain acquired operations.
(d)	During the year ended December 31, 2023, an affiliate of the Company placed its memory care units into transition and is converting the facility into an assisted living community. We received insurance proceeds related to the property in 2024 and 2025 which were recorded in gain on disposition of property and equipment, net on the consolidated statements of income. The amounts reported exclude rent and depreciation and amortization expense related to such operations.
(e)
Costs identified as redundant or non-recurring incurred by the Company as a result of the transition services agreement between the Company and UnitedHealth entered into as part of the acquisition agreement. All amounts are included in Cost of services. Fees incurred under the transition services agreement were $3,001 for the year ended December 31, 2025.

(f)	Represents unusual, non-recurring, or redundant charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses.

Adjusted segment depreciation expense	Home Health and Hospice Services	Senior Living Services
Year Ended December 31, 2025	$1,066	$4,740
Year Ended December 31, 2024	$870	$4,107
Year Ended December 31, 2023	$1,208	$3,452

7. ACQUISITIONS
The Company’s acquisition focus is to purchase or lease operations that are complementary to the Company’s current businesses, accretive to the Company’s business, or otherwise advance the Company’s strategy. The results of all the Company’s independent operating subsidiaries are included in the Financial Statements subsequent to the date of acquisition. Acquisitions are accounted for using the acquisition method of accounting.

2025 Acquisitions

During the year ended December 31, 2025, the Company expanded its operations with the addition of thirty home health agencies, nine hospice agencies, four home care agencies, and six senior living communities. The Company also acquired the real estate of three of the six acquired senior living communities. The aggregate purchase price of the real estate of the three senior living communities acquired was $10,968, which consisted primarily of land and buildings and were accounted for as asset acquisitions. In connection with the remaining senior living communities acquired, the Company entered into new long-term “triple-net” leases. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction. These new communities included 468 operational senior living units to be operated by the Company's independent operating subsidiaries.

The fair values for the identified tradenames were estimated using the relief from royalty method, which values the assets by estimating the savings achieved by ownership of the tradenames when compared with the cost of licensing them from an independent owner. The fair values of Medicare and Medicaid licenses were estimated using the income approach. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated.

Five home health agencies and four hospice agencies were acquired on January 1, 2025, when the Company closed the second part of its planned acquisition of certain Signature Group, LLC operations. The transaction was classified as a business combination in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The aggregate purchase price for the business combination, paid through cash and acquired liabilities of $860, was $48,480, which consisted of goodwill of $27,480, indefinite-lived intangible assets of $16,300 related to Medicare and Medicaid licenses, and trade names of $4,700. The Company anticipates that the total goodwill recognized will be fully deductible for tax purposes. The Signature Group, LLC acquisition contributed $64,988 in revenue and operating income of $11,716 during the year ended December 31, 2025.

On July 1, 2025, the Company acquired three home health agencies. On September 1, 2025, the Company acquired one home health agency. These transactions were classified as a business combination in accordance with ASC 805. The aggregate purchase price for the business combinations was $9,200, which consisted of goodwill of $4,930, indefinite-lived intangible assets of $3,275 related to Medicare and Medicaid licenses, and trade names of $995. The Company anticipates that

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the total goodwill recognized will be fully deductible for tax purposes. The acquisitions contributed $8,706 in revenue and operating income of $1,210 during the year ended December 31, 2025.

On October 1, 2025, the Company consummated the previous announced acquisition between the Company and UnitedHealth Group Incorporated (“UnitedHealth”), Amedisys, Inc. (“Amedisys”) and certain other sellers. Through the completed acquisition, the Company acquired twenty-one home health agencies, five hospice agencies, and four home care agencies, geographically spread across 54 locations in Tennessee, Georgia, and Alabama. The acquisition includes 67% ownership in a joint venture. The transaction was classified as business combination in accordance with ASC 805. The Company anticipates that the total goodwill recognized will be fully deductible for tax purposes. The Company and UnitedHealth have a transition services agreement in place. The acquired UnitedHealth and Amedisys operations contributed $51,079 in revenue and operating income of $5,332 during the year ended December 31, 2025. The Company recognized $5,694 in acquisition costs related to the transaction.

The following table sets forth a preliminary allocation of the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed of the acquired UnitedHealth and Amedisys operations:

Preliminary purchase price consideration transferred	$147,204
Assets acquired:
Accounts receivable	18,608
Property and equipment, net	358
Right-of-use assets	6,197
Restricted and other assets	678
Indefinite-lived intangibles	77,990
Goodwill	75,712
Total preliminary fair value of assets acquired	179,543
Liabilities assumed:
Accrued wages and related liabilities	$3,556
Lease liabilities—current	2,344
Other accrued liabilities	3,507
Long-term lease liabilities—less current portion	3,854
Other long-term liabilities	296
Total preliminary fair value of liabilities assumed	13,557
Noncontrolling interest of acquired net assets	18,781
Preliminary fair value of net assets acquired	$147,205

The purchase price is subject to further adjustment based on final working capital and other closing considerations to be determined following the transaction’s close. The areas that remain provisional primarily relate to (i) the assessment of accounts receivable, (ii) income taxes, (iii) accrued liabilities, and (iv) the finalization of net working capital, which will be settled during 2026 and may impact the total purchase consideration.

There were no material acquisition costs that were incurred related to the business combinations during the year ended December 31, 2025, apart from the UnitedHealth and Amedisys acquisition noted above.

2024 Acquisitions

During the year ended December 31, 2024, the Company expanded its operations with the addition of eight home health agencies, three hospice agencies, and six senior living communities. The Company also acquired the real estate of two of the six acquired senior living communities. In connection with the remaining senior living communities acquired, the Company

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

entered into new long-term “triple-net” leases. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction.

One of the home health agencies was added through a joint venture, which is majority-owned and managed by an independent operating subsidiary of the Company and provides home health services to patients throughout the San Francisco east bay region. There were no material acquisition costs that were expensed related to the business combinations during the year ended December 31, 2024.

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

The fair value of assets for home health and hospice acquisitions was mostly concentrated in goodwill and as such, these transactions were classified as business combinations in accordance with ASC 805. The table below presents the allocation of the purchase price for the operations acquired in acquisitions during the years ended December 31, 2025, 2024, and 2023 as noted above:

	December 31,
	2025	2024	2023
Accounts receivable, net	$18,608	$—	$—
Property and equipment, net	11,326	10,380	34
Goodwill	108,122	38,110	11,517
Other indefinite-lived intangible assets	103,260	28,440	8,914
Other assets	61	23	992
Liabilities assumed	(7,603)	(1,830)	(81)
Total acquisitions	$233,774	$75,123	$21,376
Less: noncontrolling interest(a)	(18,781)	(11,726)	—
Less: additional paid in capital	—	(3,601)	—
Less: cash paid in prior year (held in escrow)(b)	(1,009)	—	—
Total cash paid for acquisitions	$213,984	$59,796	$21,376

(a)	Consists of the noncontrolling interest related to the joint ventures acquired.
(b)	Total cash paid for acquisitions for the year ended December 31, 2025 includes $1,009 as an escrow deposit that was paid in the prior year.

Supplemental Pro Forma Information (Unaudited)

The financial information in the table below summarizes the combined results of operations of The Pennant Group Inc. and the acquired UnitedHealth and Amedisys operations, on a pro forma basis, as though the companies had been combined as of January 1, 2024. The unaudited supplemental pro forma information is presented for informational purposes only and is not indicative of the actual results of operations that would have been achieved if the UnitedHealth and Amedisys acquisitions had taken place on January 1, 2024 or of future results. Such unaudited pro forma financial information is based on the historical financial statements of The Pennant Group, Inc. and the acquired UnitedHealth and Amedisys operations. The unaudited pro forma financial information is based on estimates and assumptions that have been made solely for the purpose of developing such unaudited pro forma financial information, including, without limitation, purchase accounting adjustments, acquisition related transaction costs, and debt financing adjustments together with their consequential tax effects. The pro forma adjustments were based upon information available at the time they were prepared and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma financial information does not reflect any anticipated

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

synergies or operating cost reductions that may be achieved from integrating the acquired UnitedHealth and Amedisys operations into the rest of the Company.

The unaudited supplemental pro forma financial information for periods presented herein are as follows:

	Year Ended December 31,
	2025	2024
Revenue	$1,099,996	$879,290
Net income attributable to The Pennant Group, Inc.	$33,691	$29,171

8. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following:

	December 31,
	2025	2024
Land	$8,688	$5,632
Building	16,025	8,778
Leasehold improvements	25,349	21,879
Equipment	37,697	31,200
Construction in progress	6,147	2,715
Furniture and fixtures	2,540	1,541
Total property and equipment	96,446	71,745
Less: accumulated depreciation	(35,462)	(28,449)
Property and equipment, net	$60,984	$43,296

Depreciation expense was $8,538, $6,119 and $5,120 for the years ended December 31, 2025, 2024, and 2023, respectively.

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

The Company reviews goodwill for impairment by initially considering qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform a quantitative analysis. The Company may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis. An impairment loss is recognized for the amount that the carrying amount of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The Company did not identify any impairment charges during the years ended December 31, 2025, 2024, and 2023.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table represents activity in goodwill by segment:

	Home Health and Hospice Services	Senior Living Services	Total
December 31, 2023	$87,372	$3,642	$91,014
Additions	38,110	—	38,110
December 31, 2024	125,482	3,642	129,124
Additions	108,122	—	108,122
December 31, 2025	$233,604	$3,642	$237,246

Other indefinite-lived intangible assets consist of the following:

	December 31,
	2025	2024
Trade names	$18,161	$8,465
Medicare and Medicaid licenses	181,281	87,717
Total other indefinite-lived intangibles	$199,442	$96,182

10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	December 31,
	2025	2024
Self-insurance liabilities	$8,368	$5,396
Refunds payable	4,049	1,382
Hospice CAP liabilities	3,958	4,007
Deferred revenue	2,291	2,284
Property taxes	1,602	1,028
Software license payable	908	1,170
Resident deposits	880	1,399
Deferred state relief funds	477	705
Other	4,318	2,815
Other accrued liabilities	$26,851	$20,186

Deferred revenue occurs when the Company receives payments in advance of services provided. Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Resident deposits include refundable deposits to residents and a small portion consists of non-refundable deposits recognized into revenue over a period of time.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. DEBT
Long-term debt, net consists of the following:

	December 31,
	2025	2024
Revolving credit facility(a)	$75,000	$—
Incremental term loans	100,000	—
Total debt	175,000	—
Less current maturities	5,000	—
Less: unamortized debt issuance costs(b)	(1,163)	—
Long-term debt, net	$168,837	$—

(a)	On October 4, 2024, the Company used the proceeds from the Offering of common stock to pay in full the outstanding balance on our Amended Revolving Credit Facility.
(b)
For the year ended December 31, 2025, outstanding debt issuance costs of $3,058 are recorded in Restricted and other assets and $1,163 are recorded in Long-term debt, net. For the year ended December 31, 2024, outstanding debt issuance costs of $3,906 were recorded in Restricted and other assets.

As of December 31, 2025, the future maturities of long-term debt consisted of the following:

2026	$5,000
2027	5,000
2028	5,000
2029	85,000
Total	$100,000

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

On July 31, 2024, Pennant entered into an Amended and Restated Credit Agreement (the Credit Agreement, as amended and restated, the “Amended Credit Agreement”), which provides for a revolving credit facility (the Revolving Credit Facility, as upsized, the “Amended Revolving Credit Facility”) with a syndicate of banks with a borrowing capacity of $250,000. In conjunction with the amendment, the Company incurred additional debt issuance costs of $3,915 and wrote off previously deferred unamortized debt issuance costs of $428. The debt issuance costs associated with the Amended Credit Agreement are recorded in Restricted and other assets. After the effectiveness of the Amended Credit Agreement, the interest rates applicable to loans under the Amended Revolving Credit Facility are, at the Company’s election, either (i) Term SOFR (as defined in the Amended Credit Agreement) plus a margin ranging from 1.75% to 2.75% per annum or (ii) Base Rate plus a margin ranging from 0.75% to 1.75% per annum, in each case based on the ratio of Consolidated Total Net Debt to Consolidated EBITDA (each, as defined in the Amended Credit Agreement). In addition, Pennant pays a commitment fee on the undrawn portion of the commitments under the Amended Revolving Credit Facility that ranges from 0.25% to 0.45% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio of the Company and its subsidiaries. The Company is not required to repay any loans under the Amended Credit Agreement prior to maturity in July 2029. On October 4, 2024, the Company used the proceeds from the Offering of common stock to pay in full the outstanding balance on our Amended Revolving Credit Facility.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On November 3, 2025, Pennant entered into the First Amendment to Amended and Restated Credit Agreement (the “First Amendment”), which provides for an incremental term loan credit facility (the “Incremental Term Loans”) in an aggregate principal amount of $100,000 (the “Incremental Term Loans”). The Incremental Term Loans constitute term loans under, and are subject to the terms and provisions of, the Amended Credit Agreement, including bearing interest at the same interest rate, and having the same maturity date, as the Amended Revolving Credit Facility. In conjunction with the First Amendment, the Company incurred additional debt issuance costs of $1,203. The debt issuance costs associated with the Incremental Term Loans are recorded in Long-term debt, net. As of December 31, 2025, the Company’s weighted average interest rate on its outstanding debt was 6.1%. As of December 31, 2025, the Company had available borrowing on the Amended Revolving Credit Facility of $171,564, which is net of outstanding letters of credit of $3,436.

The fair value of the Amended Revolving Credit Facility and the Incremental Term Loans approximate carrying value, due to the short-term nature and variable interest rates. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates.

The Amended Credit Agreement is guaranteed, jointly and severally, by certain of the Company’s independent operating subsidiaries, and is secured by a pledge of stock of the Company's material independent operating subsidiaries as well as a first lien on substantially all of each material operating subsidiary's personal property. The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of December 31, 2025 and 2024, the Company was compliant with all such financial covenants.

12. OPTIONS AND AWARDS

Outstanding options and restricted stock awards of the Company were granted under the Amended and Restated 2019 Omnibus Incentive Plan (the “Amended and Restated Plan”) and Long-Term Incentive Plan (the “LTIP”), (together referred to as the “Pennant Plans”). During the second quarter of 2025, the Company’s stockholders approved the Amended and Restated Plan, which increased the total number of shares authorized for issuance under the 2019 Omnibus Incentive Plan (the “Predecessor Plan”). Including the shares rolled over from the Predecessor Plan, the Amended and Restated Plan provides for the issuance of 3,293 shares of common stock.

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

Total share-based compensation expense for all of the Pennant Plans for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Share-based compensation expense related to stock options	$6,778	$4,944	$3,945
Share-based compensation expense related to Restricted Stock	748	561	712
Share-based compensation expense related to Restricted Stock to non-employee directors	1,414	2,276	712
Total share-based compensation	$8,940	$7,781	$5,369

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income tax benefits related to the tax deductions for share-based awards are recognized only upon the settlement of the related share-based awards. Income tax benefits for share-based awards were $730, $1,429, and $6 for the years ended December 31, 2025, 2024, and 2023.

In future periods, the Company estimates it will recognize the following share-based compensation expense for unvested stock options and unvested Restricted Stock. Total unrecognized share-based compensation as of December 31, 2025 was as follows:

	Unrecognized Share-Based Compensation Expense	Weighted Average Recognition Period (in years)
Unvested stock options	$23,745	3.8
Unvested Restricted Stock	2,020	3.1
Total unrecognized share-based compensation expense	$25,765

There were no modifications of awards during the years ended December 31, 2025, 2024, and 2023.

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

The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted:

Grant Year	Options Granted	Risk-Free Interest Rate	Expected Life(a)	Expected Volatility(b)	Dividend Yield	Weighted Average Fair Value of Options
2025	1,214	4.1%	6.5	42.1%	—%	$13.52
2024	850	4.3%	6.5	42.6%	—%	$10.88
2023	924	4.2%	6.5	41.8%	—%	$6.59

(a)
Under the midpoint method, the expected option life is the midpoint between the contractual option life and the average vesting period for the options being granted. This resulted in an expected option life of 6.5 years for the options granted.

(b)	Because the Company’s equity shares have been traded for a relatively short period of time, expected volatility assumption was based on the volatility of related industry stocks.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table represents the employee stock option activity during the year ended December 31, 2025:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
December 31, 2024	3,331	$20.01	1,367	$20.67
Granted	1,214	$27.73
Exercised	(119)	$12.19
Forfeited	(57)	$22.17
Expired	(2)	$26.22
December 31, 2025	4,367	$22.34	1,811	$21.44

The aggregate intrinsic value of options outstanding, vested, unvested and exercised as of and for the years ended December 31, 2025, 2024, and 2023 is as follows:

	Year Ended December 31,
Options	2025	2024	2023
Outstanding	$32,493	$28,471	$3,776
Vested	16,747	12,103	2,699
Unvested	15,746	16,368	1,077
Exercised	1,746	3,500	577
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. During 2025, 2024, and 2023, the aggregate fair value of options that vested was $5,312, $4,069, and $3,268, respectively. There were 2,556 unvested and outstanding options at December 31, 2025. The weighted average contractual life for options outstanding, vested and expected to vest at December 31, 2025 was 7.14 years.

Restricted Stock

Under the Pennant Plans, the Company granted Restricted Stock to Pennant employees, Ensign employees, and to non-employee directors. All awards generally vest between three to five years. During 2025, 2024, and 2023, the aggregate fair value of restricted awards that vested was $2,797, $5,825, and $2,483, respectively. A summary of the status of Pennant’s non-vested Restricted Stock, and changes during the year ended December 31, 2025, is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
December 31, 2024	152	$16.27
Granted	89	25.05
Vested	(114)	20.99
Forfeited	—	—
December 31, 2025	127	$18.17

13. LEASES
The Company has operating leases through which its independent operating subsidiaries lease administrative offices of home health and hospice agencies, senior living communities, and corporate offices with initial lease terms ranging from one to 25 years. Most of these operating leases are non-cancelable, contain renewal options, most involve rent increases and none contain purchase options. The lease term excludes lease renewals because the renewal rents are not at a bargain, there are no economic penalties for the Company to renew the lease, and it is not reasonably certain that the Company will exercise the extension options. The Company elected the accounting policy practical expedients in ASC 842 to: (i) combine associated lease and non-lease components into a single lease component; and (ii) exclude recording short-term leases as right-of-use assets and

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

liabilities on the Consolidated Balance Sheets. Non-lease components, which are not significant overall, are combined with lease components. The Company also has finance leases which have initial terms between 2 and 5 years. As of December 31, 2025, the Company has a real estate lease with a purchase option that the Company is reasonably certain to exercise and leased vehicles that are considered finance leases under ASC 842.

As of December 31, 2025, the Company’s independent operating subsidiaries leased 32 senior living communities from subsidiaries of Ensign (“Ensign Leases”) under two master lease arrangements. The existing leases with subsidiaries of Ensign are for initial terms of between 14 to 20 years. The total amount of rent expense included in rent - cost of services paid to subsidiaries of Ensign was $15,116, $14,018, and $13,567, for the years ended December 31, 2025, 2024, and 2023, respectively. In addition to rent, each of the operating companies are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all community maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties.

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

Finance lease balances as of December 31, 2025 and December 31, 2024 are as follows:

	Year Ended December 31,
	2025	2024
Finance lease balances:
Finance right-of-use assets(a)	$6,586	$965
Finance lease liabilities—current(b)	$818	$268
Long-term finance lease liabilities—less current portion(c)	$5,845	$666

(a)	Finance right-of-use assets are included in Restricted and other assets on our Consolidated Balance Sheets.
(b)	Finance lease liabilities—current are included in Other accrued liabilities on our Consolidated Balance Sheets.
(c)	Long-term finance lease liabilities—less current portion are included in Other long-term liabilities on our Consolidated Balance Sheets.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of total lease cost, net are as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease costs:
Community Rent—cost of services	$38,949	$35,840	$33,992
Office Rent—cost of services	9,751	7,189	5,767
Rent—cost of services(a)	$48,700	$43,029	$39,759
General and administrative expense	$775	$451	$385
Variable lease cost(b)	$9,729	$8,688	$7,369
Finance lease costs:
Amortization of lease assets(c)	$618	$214	$25
Interest on lease liabilities(d)	$371	$53	$7

(a)	Includes short-term lease cost, which is immaterial
(b)
Represents variable lease cost for operating leases including property taxes, insurance, common area maintenance, and consumer price index increases. Costs of $5,263, $5,348, and $4,891 are recorded in cost of services and $4,466, $3,340, and $2,478 are included in rent-cost of services for the years ended December 31, 2025, 2024, and 2023.

(c)	Amortization of lease assets is included in Depreciation and amortization on our Consolidated Statements of Income.
(d)	Interest on lease liabilities is included in Interest expense, net on our Consolidated Statements of Income.

The following table shows the lease maturity analysis for all leases as of December 31, 2025:

Year	Operating Lease Amounts	Finance Lease Amounts
2026	$45,787	$1,193
2027	43,389	5,703
2028	40,546	241
2029	38,348	14
2030	36,722	—
Thereafter	212,735	—
Total lease payments	417,527	7,151
Less: present value adjustments	(138,203)	(488)
Present value of total lease liabilities	279,324	6,663
Less: current lease liabilities	(25,013)	(818)
Long-term operating lease liabilities	$254,311	$5,845

Lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at each lease’s commencement date to determine each lease's operating lease liability. As of December 31, 2025, for our operating leases, the weighted average remaining lease term is 10.7 years and the weighted average discount rate is 7.9%. As of December 31, 2025, for our finance leases, the weighted average remaining lease term is 1.5 years and the weighted average discount rate is 6.34%.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. INCOME TAXES
The provision for income tax expense for the years ended December 31, 2025, 2024, and 2023 is summarized as follows:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$10,429	$6,449	$1,178
State	3,627	1,766	492
Total current	14,056	8,215	1,670
Deferred:
Federal	(1,652)	(998)	3,217
State	(538)	(189)	787
Total deferred	(2,190)	(1,187)	4,004
Total provision for income taxes	$11,866	$7,028	$5,674

A reconciliation of the federal statutory tax rate to the effective tax rate for income from continuing operations for the years ended December 31, 2025, 2024, and 2023, respectively, is comprised as follows:

	Year Ended December 31,
	2025		2024		2023
Income tax expense at statutory rate	$9,582	21.0%	$6,587	21.0%	$4,113	21.0%
State income taxes - net of federal benefit (a)	2,578	5.6	1,314	4.2	1,031	5.3
Tax credits	(98)	(0.2)	(93)	(0.3)	(47)	(0.2)
Nontaxable or nondeductible items
Stock based compensation	(730)	(1.6)	(1,429)	(4.6)	(6)	—
Section 162(m) limitation	1,295	2.8	972	3.1	593	3.0
Noncontrolling interest	(1,040)	(2.3)	(443)	(1.4)	(133)	(0.7)
Other non-deductible expenses	235	0.5	156	0.5	204	1.0
Other adjustments	44	0.2	(36)	(0.1)	(81)	(0.4)
Total income tax expense at effective rate	$11,866	26.0%	$7,028	22.4%	$5,674	29.0%

(a)	In 2025, state taxes in Arizona, California, and Oregon made up the majority (greater than 50%) of the tax effect in this category. In 2024 and 2023, state taxes in Arizona, California, and Wisconsin made up the majority (greater than 50%) of the tax effect in this category.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s deferred tax assets and liabilities for the years ended December 31, 2025 and 2024 are summarized below.

	Year Ended December 31,
	2025	2024
Deferred tax assets (liabilities):
Accrued compensation	$15,105	$11,196
Allowance for doubtful accounts	3,628	1,690
State taxes	193	128
Lease liabilities	73,458	70,706
Insurance	2,768	1,839
Other	870	1,276
Total deferred tax assets	96,022	86,835
Less: valuation allowance	(197)	—
Net deferred tax assets	95,825	86,835
Depreciation and amortization	(19,924)	(16,010)
Prepaid expenses	(1,000)	(902)
Right-of-use assets	(72,493)	(69,813)
State taxes	(153)	—
Other	(1,927)	(1,971)
Total deferred tax liabilities	(95,497)	(88,696)
Net deferred tax assets (liabilities)	$328	$(1,861)

The Company evaluates positive and negative evidence to determine if existing deferred tax assets will be realized or a valuation allowance is required. As of December 31, 2025, and December 31, 2024, the Company had a valuation allowance of $197 and $0, respectively, against net deferred tax assets primarily related to carryforwards in U.S. states. 2025 changes in the valuation allowance were due to adjustments based on management’s assessment of the realizability of net operating losses. As of December 31, 2025, net operating loss carryforward amounts and expiration periods, as reported to tax authorities (not tax effected) were $3,869 in various U.S. states expiring between December 2033 and December 2042.

As of December 31, 2025, 2024, and 2023, the Company did not have any unrecognized tax benefits, net of its state benefits that would affect the Company’s effective tax rate. The Company classifies interest and/or penalties on income tax liabilities or refunds as additional income tax expense or income. Such amounts are not material.

As of December 31, 2025, the Company is no longer subject to federal tax examinations for the fiscal years prior to 2022, and in most states, is no longer subject to state income tax examinations for fiscal years before 2021. The lapsing of the statutes of limitation for the years ended December 31, 2021 and December 31, 2020 had no impact on the Company’s unrecognized tax benefits.

The following table presents income taxes paid (net of refunds received) for the years ended December 31, 2025, 2024, and 2023, respectively:

	Year Ended December 31,
	2025	2024	2023
Federal	$10,555	$5,794	$550
State
California	860	519	110
Oregon	816	176	90
Other	1,818	862	91
	$14,049	$7,351	$841

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. DEFINED CONTRIBUTION PLAN
The Company has a 401(k) defined contribution plan (the “401(k) Plan”), whereby eligible employees may contribute up to 90% of their annual basic earnings, subject to applicable annual Internal Revenue Code limits. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company. The Company expensed matching contributions to the 401(k) Plan of $2,349, $1,219, and $866 during the years ended December 31, 2025, 2024 and 2023, respectively.

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

As of December 31, 2025 and 2024, the Company’s deferred compensation liabilities were $3,816 and $2,170, respectively, in other long-term liabilities on the consolidated balance sheets. The cash surrender value of the individual variable life insurance contracts is based on investment funds that shadow the investment allocations specified by participants in the DCP. As of December 31, 2025 and 2024, the cash surrender value of the company owned life insurance (“COLI”) policies were $3,812 and $2,182, respectively, and were included as a component of restricted and other assets on the consolidated balance sheets. There are no outstanding loan amounts offset against the cash surrender value of the COLI policies. The losses recorded for the change in cash surrender value were immaterial for each period presented.

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

Indemnities - From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which the Company may be required to indemnify property owners or prior operators for post-transfer environmental or other liabilities and other claims arising from the Company’s use of the applicable premises, (ii) operations transfer agreements, in which the Company agrees to indemnify past operators of agencies and communities the Company acquires against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer, (iii) certain lending agreements, and (iv) certain agreements with management, directors and employees, under which the subsidiaries of the Company may be required to indemnify such persons for liabilities arising out of their employment relationships. The terms of such obligations vary by contract, and, in most instances, a specific or maximum dollar amount is not explicitly stated therein.

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In addition to the potential lawsuits and claims described above, the Company is also subject to potential lawsuits under the False Claims Act (the “FCA”) and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. A violation may provide the basis for exclusion from federally funded healthcare programs. Such exclusions could have a correlative negative impact on the Company’s financial performance. Several states in which we operate have enacted similar whistleblower and false claims laws and regulations. As such, the Company could face increased scrutiny, potential liability and legal expenses and costs based on claims under state false claims acts in markets in which it conducts business.

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

As of December 31, 2025, 12 of the Company’s independent operating subsidiaries had Reviews scheduled, on appeal or in dispute resolution process, both pre- and post-payment. If an operation fails an initial or subsequent Review, the operation could then be subject to extended Review, suspension of payment, or extrapolation of the identified error rate to all billing in the same time period. The Company, from time to time, receives record requests in Reviews which have resulted in claim denials on paid claims. The Company has appealed substantially all denials arising from these Reviews using the applicable appeals process. As of December 31, 2025, and through the filing of this Annual Report on Form 10-K, the Company’s independent operating subsidiaries have responded to the Reviews that are currently ongoing, on appeal or in dispute resolution process. The Company cannot predict the ultimate outcome of any regulatory and other governmental Reviews. While such reviews are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The costs to respond to and defend such Reviews may be significant and an adverse determination in such reviews may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, other penalties (some of

THE PENNANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

which may not be covered by insurance), and termination from Medicare programs which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.

Insurance - The Company retains risk for a substantial portion of potential claims for general and professional liability, workers’ compensation and automobile liability. The Company recognizes obligations associated with these costs, up to specified deductible limits in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported. The general and professional liability insurance has a retention limit of $250 per claim with a $600 corridor as an additional out-of-pocket retention the Company must satisfy for claims within the policy year before the carrier will reimburse losses. The workers’ compensation insurance has a retention limit of $250 per claim, except for policies held in Texas, which has a retention limit of $100 per claim, California, which has a retention limit of $500 per claim, and Washington and Wyoming, which are subject to state insurance and possess their own limits.

The Company is self-insured for claims related to employee health, dental and vision care. To protect itself against loss exposure, the Company has purchased individual stop-loss insurance coverage that insures individual health claims that exceed $350 for each covered person for fiscal year 2025, and $350 for each covered person for fiscal year 2024.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). As a result of this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

On October 1, 2025, we completed the acquisition of certain operations of UnitedHealth Group Incorporated and Amedisys Inc. Consistent with SEC guidance, our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, did not include an assessment of the effectiveness of internal control over financial reporting of the acquired UnitedHealth and Amedisys operations (the “acquired operations”). The operating results of the acquired operations are included in our consolidated financial statements from the period subsequent to the acquisition date. As of December 31, 2025, total assets related to the acquired operations (excluding goodwill, other indefinite-lived intangibles, and right-of-use assets) represented approximately 2.0% of our total assets. Revenues from the acquired operations comprised approximately 5.4% of our consolidated revenues for the year ended December 31, 2025. We will perform an assessment of the effectiveness of the acquired operations’ internal control over financial reporting within one year of the date of acquisition and we will include the acquired operations in our evaluation of internal controls over financial reporting as of December 31, 2026.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2025, there were no material changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Pennant Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Pennant Group, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the acquired UnitedHealth and Amedisys operations (the “acquired operations”), which were acquired during the year ended December 31, 2025, and whose financial statements (excluding goodwill, other indefinite-lived intangibles, and right-of-use assets) constitute 2.0% of total assets and 5.4% of revenue of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting of the acquired operations.

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
February 25, 2026

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.
Part III.

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference to our definitive proxy statement on Form 14A for the 2026 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is hereby incorporated by reference to our definitive proxy statement on Form 14A for the 2026 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference to our definitive proxy statement on Form 14A for the 2026 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions and Director Independence

The information required by this Item is hereby incorporated by reference to our definitive proxy statement on Form 14A for the 2026 Annual Meeting of Stockholders.

Item 14.     Principal Accountant Fees and Services

The information required by this Item is hereby incorporated by reference to our definitive proxy statement on Form 14A for the 2026 Annual Meeting of Stockholders.

Part IV.

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(a)(1) Financial Statements:

The following Consolidated Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K.

•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2025 and 2024
•Consolidated Statements of Income for the Years Ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023
•Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules:

There are no financial schedules included in this Report as they are either not applicable or included in the financial statements.

(a) (3) Exhibits: The following exhibits are filed with this Report or incorporated by reference:

Exhibits

Exhibit No.	Exhibit Description
2.1#	Master Separation Agreement, dated as of October 1, 2019, by and between The Ensign Group, Inc. and The Pennant Group, Inc. (incorporated by reference to Exhibit 2.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on October 3, 2019).
2.2#	Form of Operations Transfer Agreement, dated as of January 27, 2022, entered into by affiliates of the Company and affiliates of Ensign (incorporated by reference to Exhibit 2.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on January 27, 2022).
3.1	Amended and Restated Certificate of Incorporation of The Pennant Group, Inc., effective as of September 27, 2019 (incorporated by reference to Exhibit 3.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on October 3, 2019).
3.2	Second Amended and Restated Bylaws of The Pennant Group, Inc., effective as of February 21, 2022 (incorporated by reference to Exhibit 3.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on February 22, 2022).
4.1
Description of Securities of The Pennant Group, Inc. (incorporated by reference to Exhibit 4.1 to The Pennant Group, Inc.’s Annual Report on Form 10-K (File No. 001-389000) filed with the SEC on March 4, 2020).

4.2	Form of Indenture (incorporated by reference to Exhibit 4.4 to The Pennant Group, Inc.’s Registration Statement on Form S-3 (File No. 333-281302) filed with the SEC August 6, 2024).
10.1	Transition Services Agreement, dated as of October 1, 2019, by and between The Ensign Group, Inc. and The Pennant Group, Inc. (incorporated by reference to Exhibit 10.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on October 3, 2019).
10.2	Tax Matters Agreement, dated as of October 1, 2019, by and between The Ensign Group, Inc. and The Pennant Group, Inc. (incorporated by reference to Exhibit 10.2 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on October 3, 2019).
10.3	Employee Matters Agreement, dated as of October 1, 2019, by and between The Ensign Group, Inc. and The Pennant Group, Inc. (incorporated by reference to Exhibit 10.3 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on October 3, 2019).

10.4	Form of Lease Agreement by and among subsidiaries of The Ensign Group, Inc. and subsidiaries of The Pennant Group, Inc. (incorporated by reference to Exhibit 10.4 to The Pennant Group, Inc.’s Amendment No. 2 to the Registration Statement on Form 10 (File No. 001-38900) filed with the SEC on August 19, 2019).
10.5+	The Pennant Group, Inc. Amended and Restated 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.5 to The Pennant Group, Inc.’s Registration Statement on Form S-8 (File No. 333-288547) filed with the SEC on July 7, 2025).
10.6+	Form of Options Granted Under The Pennant Group, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to The Pennant Group, Inc.’s Amendment No. 2 to the Registration Statement on Form 10 (File No. 001-38900) filed with the SEC on August 19, 2019).
10.7+	Form of RSUs Granted Under The Pennant Group, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to The Pennant Group, Inc.’s Amendment No. 2 to the Registration Statement on Form 10 (File No. 001-38900) filed with the SEC on August 19, 2019).
10.8+	Form of RS Granted Under The Pennant Group, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to The Pennant Group, Inc.’s Amendment No. 2 to the Registration Statement on Form 10 (File No. 001-38900) filed with the SEC on August 19, 2019).
10.9+	The Pennant Group, Inc. 2019 Long Term Incentive Plan (incorporated by reference to Exhibit 10.11 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on October 3, 2019).
10.10+	Form of LTIP RS Granted Under The Pennant Group, Inc. 2019 Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 to The Pennant Group, Inc.’s Amendment No. 2 to the Registration Statement on Form 10 (File No. 001-38900) filed with the SEC on August 19, 2019).
10.11	Form of Indemnification Agreement to be entered into between The Pennant Group, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.11 to The Pennant Group, Inc.’s Amendment No. 2 to the Registration Statement on Form 10 (File No. 001-38900) filed with the SEC on August 19, 2019).
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

10.18	Amended and Restated Credit Agreement, dated as of July 31, 2024, by and among The Pennant Group, Inc. and Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on August 1, 2024).
10.19	Purchase Agreement by and among Cornerstone Healthcare, Inc., Tensaw River Healthcare LLC, The Pennant Group, Inc., UnitedHealth Group Incorporated, Amedisys, Inc., and each of the other Sellers named therein, dated April 30, 2025 (incorporated by reference to Exhibit 10.1 to The Pennant Group, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38900) filed with the SEC on August 6, 2025).
10.20	First Amendment to Purchase Agreement dated October 1, 2025, by and among Entity Buyer, Asset Buyer, and the Sellers (incorporated by reference to Exhibit 10.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on October 2, 2025).

10.21	First Amendment to Amended and Restated Credit Agreement, dated as of November 3, 2025, by and among The Pennant Group, Inc., the subsidiary guarantors party thereto, Truist Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on November 5, 2025).
10.22	Conformed Amended and Restated Credit Agreement through that certain First Amendment, dated as of November 3, 2025 redline to Initial Credit Agreement, dated as of July 31, 2024 (incorporated by reference to Exhibit 10.2 to The Pennant Group, Inc.’s Current Report on Form 8-K (File No. 001-38900) filed with the SEC on November 5, 2025).
19.1	Statement of Company Policy Regarding Insider Trading (incorporated by reference to Exhibit 19.1 to The Pennant Group, Inc.’s Annual Report on Form 10-K (File No. 001-38900) filed with the SEC on February 27, 2025).
21.1*	Subsidiaries of The Pennant Group, Inc.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy of The Pennant Group, Inc. (incorporated by reference to Exhibit 97.1 to The Pennant Group, Inc.’s Annual Report on Form 10-K (File No. 001-38900) filed with the SEC February 27, 2025).
101.INS*	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.
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

The Pennant Group, Inc.

Dated: February 25, 2026	BY:	/s/ LYNETTE B. WALBOM
Lynette B. Walbom
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRENT J. GUERISOLI	Chairman and Chief Executive Officer (Principal Executive Officer)	February 25, 2026
Brent J. Guerisoli

/s/ LYNETTE B. WALBOM	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)	February 25, 2026
Lynette B. Walbom

/s/ BARRY M. SMITH	Director	February 25, 2026
Barry M. Smith

/s/ CHRISTOPHER R. CHRISTENSEN	Director	February 25, 2026
Christopher R. Christensen

/s/ JOHN G. NACKEL, Ph.D.	Director	February 25, 2026
John G. Nackel, Ph.D.

/s/ STEPHEN M. R. COVEY	Director	February 25, 2026
Stephen M. R. Covey

/s/ SUZANNE D. SNAPPER	Director	February 25, 2026
Suzanne D. Snapper

/s/ SCOTT E. LAMB	Director	February 25, 2026
Scott E. Lamb

/s/ GREGORY K. MORRIS M.D.	Director	February 25, 2026
Gregory K. Morris M.D.