Form 10-Q
period 2026-03-31
Pennant Group, Inc.
filed 2026-05-06
CIK 1766400

+

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2026.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 4, 2026, 34,767,557 shares of the registrant’s common stock were outstanding.

THE PENNANT GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash	$4,912	$17,024
Accounts receivable—less allowance for doubtful accounts of $701 and $681, respectively	122,820	123,109
Prepaid expenses and other current assets	25,092	27,273
Total current assets	152,824	167,406
Property and equipment, net	63,973	60,984
Operating lease right-of-use assets	273,179	275,947
Deferred tax assets, net	54	478
Restricted and other assets	29,766	26,676
Goodwill	237,246	237,246
Other indefinite-lived intangibles	199,442	199,442
Total assets	$956,484	$968,179
Liabilities and equity
Current liabilities:
Accounts payable	$22,798	$25,171
Accrued wages and related liabilities	40,303	65,229
Operating lease liabilities—current	25,557	25,013
Current maturities of long-term debt	5,000	5,000
Other accrued liabilities	34,917	26,851
Total current liabilities	128,575	147,264
Long-term operating lease liabilities—less current portion	251,258	254,311
Deferred tax liabilities, net	1,317	150
Other long-term liabilities	21,230	23,365
Long-term debt	164,668	168,837
Total liabilities	567,048	593,927
Commitments and contingencies (Note 16)
Equity:
Common stock, $0.001 par value; 100,000 shares authorized; 34,992 and 34,746 shares issued and outstanding, respectively, at March 31, 2026; and 34,878 and 34,626 shares issued and outstanding, respectively, at December 31, 2025	35	35
Additional paid-in capital	250,724	245,833
Retained earnings	95,319	86,800
Treasury stock, at cost, 3 shares at March 31, 2026 and December 31, 2025	(65)	(65)
Total The Pennant Group, Inc. stockholders’ equity	346,013	332,603
Noncontrolling interest	43,423	41,649
Total equity	389,436	374,252
Total liabilities and equity	$956,484	$968,179

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except for per-share amounts)

	Three Months Ended March 31,
	2026	2025

Revenue	$285,364	$209,842

Expense:
Cost of services	232,662	168,745
Rent—cost of services	13,098	11,715
General and administrative expense	19,687	14,840
Depreciation and amortization	2,616	1,892
Total expenses	268,063	197,192
Income from operations	17,301	12,650
Other expense, net:
Other expense	(146)	(69)
Interest expense, net	(3,068)	(1,205)
Other expense, net	(3,214)	(1,274)
Income before provision for income taxes	14,087	11,376
Provision for income taxes	3,794	2,854
Net income	10,293	8,522
Less: Net income attributable to noncontrolling interest	1,774	747
Net income attributable to The Pennant Group, Inc.	$8,519	$7,775
Earnings per share:
Basic	$0.25	$0.23
Diluted	$0.24	$0.22
Weighted average common shares outstanding:
Basic	34,726	34,471
Diluted	35,757	35,202

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2025	34,878	$35	$245,833	$86,800	3	$(65)	$41,649	$374,252
Net income attributable to The Pennant Group, Inc.	—	—	—	8,519	—	—	—	8,519
Net income attributable to noncontrolling interests	—	—	—	—	—	—	1,774	1,774
Share-based compensation	—	—	2,521	—	—	—	—	2,521
Net issuance of common stock due to share based compensation	67	—	1,268	—	—	—	—	1,268
Net issuance of restricted stock	14	—	—	—	—	—	—	—
Executive incentive shares issued	33		1,102					1,102
Balance at March 31, 2026	34,992	$35	$250,724	$95,319	3	$(65)	$43,423	$389,436

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2024	34,670	$35	$236,091	$57,222	3	$(65)	$18,682	$311,965
Net income attributable to The Pennant Group, Inc.	—	—	—	7,775	—	—	—	7,775
Net income attributable to noncontrolling interests	—	—	—	—	—	—	747	747
Share-based compensation	—	—	2,147	—	—	—	—	2,147
Net issuance of common stock due to share based compensation	41	—	392	—	—	—	—	392
Net issuance of restricted stock	25	—	—	—	—	—	—	—
Balance at March 31, 2025	34,736	$35	$238,630	$64,997	3	$(65)	$19,429	$323,026

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$10,293	$8,522
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,616	1,892
Amortization of deferred financing fees	305	221
Provision for doubtful accounts	324	193
Share-based compensation	2,521	2,147
Deferred income taxes	1,591	915
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(35)	(13,884)
Prepaid expenses and other assets	(50)	(7,337)
Operating lease obligations	258	77
Accounts payable	(2,560)	1
Accrued wages and related liabilities	(23,824)	(16,275)
Other accrued liabilities	1,334	(560)
Income taxes payable	1,899	1,900
Other long-term liabilities	1,923	959
Net cash used in operating activities	(3,405)	(21,229)
Cash flows from investing activities:
Purchase of property and equipment	(5,270)	(1,960)
Cash payments for business acquisitions	—	(47,620)
Escrow deposits	(326)	(1,366)
Other investing activities	216	645
Net cash used in investing activities	(5,380)	(50,301)
Cash flows from financing activities:
Payments on incremental term loans	(1,250)	—
Proceeds from revolver agreement	88,500	96,500
Payments on revolver agreement	(91,500)	(44,000)
Net issuance of common stock due to share based compensation	1,268	392
Other financing activities	(345)	(387)
Net cash (used in) provided by financing activities	(3,327)	52,505
Net decrease in cash	(12,112)	(19,025)
Cash beginning of period	17,024	24,246
Cash end of period	$4,912	$5,221

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,456	$757
Income taxes	$36	$4
Operating lease liabilities	$11,714	$10,691
Operating lease right-of-use assets obtained in exchange for new lease obligations	$3,641	$12,952
Finance lease right-of-use assets obtained in exchange for new lease obligations	$1,120	$5,349
Non-cash investing activity:
Capital expenditures in accounts payable and accrued liabilities	$533	$225

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and operational senior living units)

1. DESCRIPTION OF BUSINESS
The Pennant Group, Inc. (herein referred to as “Pennant,” the “Company,” “we,” “it,” or “its”), is a holding company with no direct operating assets, employees or revenue. The Company, through its independent operating subsidiaries, provides healthcare services across the post-acute care continuum. As of March 31, 2026, the Company’s subsidiaries operated 174 home health, hospice and home care agencies and 63 senior living communities located in Alabama, Arizona, California, Colorado, Georgia, Idaho, Montana, Nevada, Oklahoma, Oregon, Tennessee, Texas, Utah, Washington, Wisconsin and Wyoming. We also provide home health and hospice operational support through a management service agreement in Connecticut.

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

The Condensed Consolidated Balance Sheet as of December 31, 2025 is derived from the Company’s annual audited Consolidated Financial Statements for the fiscal year ended December 31, 2025, which should be read in conjunction with these Interim Financial Statements. Certain information in the accompanying footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with GAAP.

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

State relief funding. The Company receives state relief funding through programs from various states and other state specific relief programs. The funding generally incorporates specific use requirements primarily for direct patient care including labor related expenses that are associated with providing patient care.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

These funds are recognized as a reduction of cost of services expenses when related expenses are incurred. As of March 31, 2026 and December 31, 2025, the Company had $276 and $477 in unapplied state relief funds, respectively. The unapplied state relief funds received are recorded in other accrued liabilities. The Company recognized state relief funding totaling $476 for the three months ended March 31, 2026, and $682 for the three months ended March 31, 2025, which the Company recognized as a reduction of cost of services expense.

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

The Company incurred costs of $124 for the three months ended March 31, 2026, and $195 for the three months ended March 31, 2025, that related primarily to shared services at proximate operations.

Expenses related to room and board charges at Ensign skilled nursing facilities for hospice patients were $2,174 for the three months ended March 31, 2026, and $1,672 for the three months ended March 31, 2025, and are included in cost of services.

The Company’s independent operating subsidiaries leased 32 communities from subsidiaries of Ensign under master lease arrangements as of March 31, 2026. See further discussion below at Note 13, Leases.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income attributable to The Pennant Group, Inc.	$8,519	$7,775

Denominator:
Weighted average shares outstanding for basic net income per share	34,726	34,471
Plus: assumed incremental shares from exercise of options and assumed conversion or vesting of restricted stock(a)	1,031	731
Adjusted weighted average common shares outstanding for diluted income per share	35,757	35,202

Earnings Per Share:
Basic net income per common share	$0.25	$0.23
Diluted net income per common share	$0.24	$0.22

(a)
The diluted per share amounts do not reflect common share equivalents outstanding of 1,960 for the three months ended March 31, 2026, and 1,578 for the three months ended March 31, 2025, because of their anti-dilutive effect.

5. REVENUE AND ACCOUNTS RECEIVABLE
Revenue is recognized when services are provided to the patients at the amount that reflects the consideration to which the Company expects to be entitled from patients and third-party payors, including Medicare, Medicaid, and managed care programs (Commercial, Medicare Advantage, and Managed Medicaid plans). The healthcare services in home health and hospice patient contracts include routine services in exchange for contractually agreed-upon amounts or rates. Routine services are treated as a single performance obligation satisfied over time as services are rendered. As such, patient care services represent a bundle of services that are not capable of being distinct within the context of the contract. Additionally, there may be ancillary services which are not included in the rates for routine services, but instead are treated as separate performance obligations satisfied at a point in time, if and when those services are rendered.

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with its patients or residents by reportable operating segments and payors. The Company has determined that disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

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

In addition to revenue recognized on completed episodes and periods, the Company also recognizes a portion of revenue associated with episodes and periods in progress. Episodes in progress are 30-day payment periods that begin during the reporting period but were not completed as of the end of the period. As such, the Company estimates revenue and recognizes it on a daily basis. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per period of care or episode of care, and the Company’s estimate of the average percentage complete based on the scheduled end of period and end of episode dates.

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

Revenue By Payor

Revenue by payor for the three months ended March 31, 2026 and 2025, is summarized in the following tables:

	Three Months Ended March 31, 2026
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$60,550	$84,308	$—	$144,858	50.8%
Medicaid	4,295	13,044	19,982	37,321	13.1
Subtotal	64,845	97,352	19,982	182,179	63.9
Managed care	44,792	935	—	45,727	16.0
Private and other(a)	20,293	872	36,293	57,458	20.1
Total revenue	$129,930	$99,159	$56,275	$285,364	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations and management services agreement.

	Three Months Ended March 31, 2025
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$39,676	$61,449	$—	$101,125	48.2%
Medicaid	3,537	7,588	16,213	27,338	13.0
Subtotal	43,213	69,037	16,213	128,463	61.2
Managed care	29,782	932	—	30,714	14.6
Private and other(a)	16,289	617	33,759	50,665	24.2
Total revenue	$89,284	$70,586	$49,972	$209,842	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations and management services agreement.

Balance Sheet Impact

Included in the Company’s Condensed Consolidated Balance Sheets are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings, and cash collections, as well as contract liabilities, which primarily represent payments the Company receives in advance of services provided.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounts receivable, net as of March 31, 2026 and December 31, 2025 is summarized in the following table:

	March 31, 2026	December 31, 2025
Medicare	$66,220	$64,813
Medicaid	17,580	12,132
Managed care	24,133	24,570
Private and other	15,588	22,275
Accounts receivable, gross	123,521	123,790
Less: allowance for doubtful accounts	(701)	(681)
Accounts receivable, net	$122,820	$123,109

Concentrations - Credit Risk

The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid, which may be paid directly by those programs or administered by third parties, such as in the case of Medicare Advantage plans or state Medicaid funds administered by managed care organizations. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s gross receivables from the Medicare and Medicaid programs accounted for approximately 67.8% and 62.2% of its total gross accounts receivable as of March 31, 2026 and December 31, 2025, respectively. Combined revenue from reimbursement under the Medicare and Medicaid programs accounted for 63.9% of the Company’s revenue the three months ended March 31, 2026, and 61.2% of the Company’s revenue for the three months ended March 31, 2025.

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

6. BUSINESS SEGMENTS
The Company classifies its operations into the following reportable operating segments: (1) home health and hospice services, which includes the Company’s home health, hospice, home care, and geriatric primary and palliative care businesses; and (2) senior living services, which includes the operation of assisted living, independent living, and memory care communities. The reporting segments are business units that offer different services and are managed separately to provide greater visibility into those operations. The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), reviews financial information at the operating segment level.

As of March 31, 2026, the Company provided services through 174 affiliated home health, hospice and home care agencies, and 63 affiliated senior living operations. The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. The Company’s Service Center provides various services to all lines of business. The CODM does not review assets by segment and therefore assets and capital expenditure by segment are not disclosed below.

The CODM uses Segment Adjusted EBITDAR from Operations as the primary measure of profit and loss for the Company's reportable segments and to compare the performance of its operations with those of its competitors. The CODM monitors these results and provides guidance to leadership of the reportable segments to allocate enterprise-wide resources. Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, unallocated corporate and administrative expenses, and, in order to view the operations’ performance on a comparable basis from period to period, certain

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

adjustments including: (1) activities associated with start-up operations, (2) share-based compensation expense, (3) acquisition related costs, (4) activities associated with transitioning operations, (5) transition services costs, (6) other unusual, non-recurring, or redundant charges, and (7) net income attributable to noncontrolling interest. “All Other” consists of revenues generated at operating locations not included in the segment financial information reviewed by the CODM. Revenue included in the “All Other” category is insignificant individually, and therefore does not constitute a reportable segment. General and administrative expenses are not allocated to the reportable segments, and are included as “Unallocated corporate expenses”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
The following tables present certain financial information regarding the Company’s reportable segments, provided that general and administrative expenses are not allocated to the reportable segments:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Three Months Ended March 31, 2026
Segment Revenue	$228,832	$54,654	$1,878	$285,364
Segment Cost of Services	192,031	38,390
Segment Adjusted EBITDAR from Operations	$36,801	$16,264		$53,065
Three Months Ended March 31, 2025
Segment Revenue	$159,443	$49,534	$865	$209,842
Segment Cost of Services	132,169	35,085
Segment Adjusted EBITDAR from Operations	$27,274	$14,449		$41,723

The following table provides a reconciliation of Segment Adjusted EBITDAR from Operations to Condensed Consolidated Income from Operations:

	Three Months Ended March 31,
	2026	2025
Segment Adjusted EBITDAR from Operations	$53,065	$41,723
Less: Unallocated corporate expenses	18,325	13,694
Depreciation and amortization	2,616	1,892
Rent—cost of services	13,098	11,715
Other income	(146)	(69)
Adjustments to Segment EBITDAR from Operations:
Less: Start-up operations(a)	295	78
Share-based compensation expense and related taxes(b)	2,589	2,167
Acquisition related costs(c)	354	272
Activities associated with transitioning operations(d)	—	20
Transition services costs(e)	407	—
Other unusual, non-recurring, or redundant charges(f)	—	51
Add: Net income attributable to noncontrolling interest	1,774	747
Condensed Consolidated Income from Operations	$17,301	$12,650

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(c)	Non-capitalizable costs associated with acquisitions and write-offs for amounts in dispute with the prior owners of certain acquired operations.
(d)	During 2025, an affiliate of the Company held its memory care units in transition and is converting the facility into an assisted living community.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(e)
Costs identified as redundant or non-recurring incurred by the Company as a result of the transition services agreement between the Company and UnitedHealth Group Incorporated entered into as part of the acquisition agreement consummated on October 1, 2025. All amounts are included in Cost of services. Fees incurred under the transition services agreement were $2,815 for the three months ended March 31, 2026.

(f)	Represents other unusual, non-recurring, or redundant charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses.

Adjusted segment depreciation expense	Home Health and Hospice Services	Senior Living Services
Three Months Ended March 31, 2026	$404	$1,279
Three Months Ended March 31, 2025	$230	$1,111

7. ACQUISITIONS
The Company’s acquisition focus is to purchase or lease operations that are complementary to the Company’s current businesses, accretive to the Company’s business, or otherwise advance the Company’s strategy. The results of all the Company’s independent operating subsidiaries are included in the Interim Financial Statements subsequent to the date of acquisition. Acquisitions are accounted for using the acquisition method of accounting. During the three months ended March 31, 2026, the Company did not acquire any new operations.

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

Subsequent Events

On April 1, 2026, the Company acquired the real estate of one senior living community located in Arizona for $2,000. On May 1, 2026, the Company entered into new long-term “triple-net” leases on two senior living communities in Wisconsin and one senior living community in Arizona. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operators of the acquired operations as part of each of the transactions. These new communities include 263 operational senior living units to be operated by one of the Company’s independent operating subsidiaries.

8. PROPERTY AND EQUIPMENT—NET
Property and equipment, net consist of the following:

	March 31, 2026	December 31, 2025
Land	$8,797	$8,688
Building	16,025	16,025
Leasehold improvements	28,524	25,349
Equipment	42,546	37,697
Furniture and fixtures	2,559	2,540
Construction in progress	3,310	6,147
	101,761	96,446
Less: accumulated depreciation	(37,788)	(35,462)
Property and equipment, net	$63,973	$60,984

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Depreciation expense was $2,616 for the three months ended March 31, 2026, and $1,892 for the three months ended March 31, 2025.

The Company measures certain assets at fair value on a non-recurring basis, including long-lived assets, which are evaluated for impairment on an annual basis or when a triggering event occurs. Long-lived assets include assets such as property and equipment, operating lease assets and certain intangible assets. The inputs used to determine the fair value of long-lived assets in the impairment analysis are considered Level 3 measurements due to their subjective nature. Management has evaluated its long-lived assets and determined there was no impairment recorded during the three months ended March 31, 2026 and 2025.

9. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS
The following table represents activity in goodwill by segment for the three months ended March 31, 2026:

	Home Health and Hospice Services	Senior Living Services	Total
December 31, 2025	$233,604	$3,642	$237,246
Additions	—	—	—
March 31, 2026	$233,604	$3,642	$237,246

Other indefinite-lived intangible assets consist of the following:

	March 31, 2026	December 31, 2025
Trade names	$18,161	$18,161
Medicare and Medicaid licenses	181,281	181,281
Total	$199,442	$199,442

No goodwill or intangible asset impairment charges were recorded during the three months ended March 31, 2026 and 2025.

10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	March 31, 2026	December 31, 2025
Self-insurance liabilities	$10,546	$8,368
Hospice CAP liabilities	3,849	3,958
Deferred revenue	2,518	2,291
Refunds payable	3,801	4,049
Property taxes	993	1,602
Resident deposits	815	880
Software license payable	908	908
Finance leases liabilities—current	6,294	818
Other	5,193	3,977
Other accrued liabilities	$34,917	$26,851

Deferred revenue occurs when the Company receives payments in advance of services provided. Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Resident deposits include refundable deposits to residents.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. DEBT
Long-term debt consists of the following:

	March 31, 2026	December 31, 2025
Amended revolving credit facility	$72,000	$75,000
Incremental term loans	98,750	100,000
Total debt	170,750	175,000
Less current maturities	5,000	5,000
Unamortized debt issuance costs(a)	(1,082)	(1,163)
Long-term debt, net	$164,668	$168,837

(a)
For the three months ended March 31, 2026, outstanding debt issuance costs of $2,836 are recorded in Restricted and other assets and $1,082 are recorded in Long-term debt, net. For the year ended December 31, 2025, outstanding debt issuance costs of $3,058 are recorded in Restricted and other assets and $1,163 are recorded in Long-term debt, net.

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

On November 3, 2025, Pennant entered into the First Amendment to Amended and Restated Credit Agreement (the “First Amendment”), which provides for an incremental term loan with an aggregate principal amount of $100,000 (the “Incremental Term Loans”). The Incremental Term Loans constitute term loans under, and are subject to the terms and provisions of, the Amended Credit Agreement, including bearing interest at the same interest rate, and having the same maturity date, as the Amended Revolving Credit Facility. In conjunction with the First Amendment, the Company incurred additional debt issuance costs of $1,203. The debt issuance costs associated with the Incremental Term Loans are recorded in Long-term debt, net. As of March 31, 2026, the Company’s weighted average interest rate on its outstanding debt was 6.07%.

As of March 31, 2026, the Company had available borrowing on the Amended Revolving Credit Facility of $174,564, which was net of outstanding letters of credit of $3,436.

The fair value of the Amended Revolving Credit Facility and the Incremental Term Loans approximates carrying value, due to the short-term nature and variable interest rates. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates.

The Amended Credit Agreement is guaranteed, jointly and severally, by certain of the Company’s independent operating subsidiaries, and is secured by a pledge of stock of the Company's material independent operating subsidiaries as well as a first lien on substantially all of each material operating subsidiary's personal property. The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain leverage ratios that impact the amount of interest. As of March 31, 2026, the Company was compliant with all such financial covenants.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. OPTIONS AND AWARDS
Outstanding options and restricted stock awards of the Company were granted under the Amended and Restated 2019 Omnibus Incentive Plan (the “Amended and Restated Plan”) and Long-Term Incentive Plan (the “LTIP”, and together with the Amended and Restated Plan, the “Pennant Plans”). During the second quarter of 2025, the Company’s stockholders approved the Amended and Restated Plan, which increased the total number of shares authorized for issuance under the 2019 Omnibus Incentive Plan (the “Predecessor Plan”). Including the shares rolled over from the Predecessor Plan, the Amended and Restated Plan provides for the issuance of 3,293 shares of common stock.

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

Total share-based compensation expense for all Pennant Plans for the three months ended March 31, 2026 and 2025 was:

	Three Months Ended March 31,
	2026	2025
Share-based compensation expense related to stock options	$1,900	$1,332
Share-based compensation expense related to Restricted Stock	208	432
Share-based compensation expense related to Restricted Stock to non-employee directors	413	383
Total share-based compensation	$2,521	$2,147

In future periods, the Company estimates it will recognize the following share-based compensation expense for unvested stock options and unvested Restricted Stock as of March 31, 2026:

	Unrecognized Compensation Expense	Weighted Average Recognition Period (in years)
Unvested Stock Options	$32,349	4.1
Unvested Restricted Stock	1,812	2.9
Total unrecognized share-based compensation expense	$34,161
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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted as of March 31:

Grant Year	Options Granted	Risk-Free Interest Rate	Expected Life(a)	Expected Volatility(b)	Dividend Yield	Weighted Average Fair Value of Options
2026	587	3.8%	6.5	52.8%	—%	$33.30
2025	224	4.0%	6.5	42.1%	—%	$10.96

(a)
Under the midpoint method, the expected option life is the midpoint between the contractual option life and the average vesting period for the options being granted. This resulted in an expected option life of 6.5 years for the options granted.

(b)	Because the Company’s equity shares have been traded for a relatively short period of time, expected volatility assumption was based on the volatility of related industry stocks.

The following table represents the employee stock option activity during the three months ended March 31, 2026:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
December 31, 2025	4,367	22.34	1,811	$21.44
Granted	587	33.30
Exercised	(67)	18.87
Forfeited	(41)	23.10
Expired	(3)	30.06
March 31, 2026	4,843	$23.71	2,018	$21.32

Restricted Stock

A summary of the status of Pennant’s non-vested Restricted Stock, and changes during the three months ended March 31, 2026, is presented below:

	Non-Vested Restricted Stock	Weighted Average Grant Date Fair Value
December 31, 2025	127	$18.17
Granted	71	32.41
Vested	(71)	32.41
March 31, 2026	127	$18.17

13. LEASES
The Company has operating leases through which their independent operating subsidiaries lease administrative offices of home health and hospice agencies, senior living communities, and corporate offices with initial lease terms ranging from one to 25 years. Most of these operating leases are non-cancelable, contain renewal options, most involve rent increases, and none contain purchase options. The lease term excludes lease renewals because the renewal rents are not at a bargain, there are no economic penalties for the Company to renew the lease, and it is not reasonably certain that the Company will exercise the extension options. The Company elected the accounting policy practical expedients in ASC 842 to: (i) combine associated lease and non-lease components into a single lease component; and (ii) exclude recording short-term leases as right-of-use assets and liabilities on the Condensed Consolidated Balance Sheets. Non-lease components, which are not significant overall, are combined with lease components. The Company also has finance leases which have initial terms between 2 and 5 years. As of March 31, 2026, the Company has a real estate lease with a purchase option that the Company is reasonably certain to exercise and leased vehicles that are considered finance leases under ASC 842.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of March 31, 2026, the Company’s independent operating subsidiaries leased 32 senior living communities from subsidiaries of Ensign (“Ensign Leases”) under master lease arrangements. The existing leases with subsidiaries of Ensign have initial terms of between 14 to 20 years. The total amount of rent expense included in rent - cost of services paid to subsidiaries of Ensign was $3,849 for the three months ended March 31, 2026, and $3,754 for the three months ended March 31, 2025. In addition to rent, each of the operating companies are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all community maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties.

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

Finance lease balances consist of the following:

	March 31, 2026	December 31, 2025
Finance lease balances:
Finance right-of-use assets(a)	$7,560	$6,586
Finance lease liabilities—current(b)	$6,294	$818
Long-term finance lease liabilities—less current portion(c)	$1,371	$5,845

(a)	Finance right-of-use assets are included in Restricted and other assets on our Condensed Consolidated Balance Sheets.
(b)	Finance lease liabilities—current are included in Other accrued liabilities on our Condensed Consolidated Balance Sheets.
(c)	Long-term finance lease liabilities—less current portion are included in Other long-term liabilities on our Condensed Consolidated Balance Sheets.

The components of operating lease cost, are as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease costs:
Community Rent—cost of services	$9,885	$9,573
Office Rent—cost of services	3,213	2,142
Rent—cost of services(a)	$13,098	$11,715
General and administrative expense	$285	$161
Variable lease cost(b)	$2,717	$2,403
Finance lease costs:
Amortization of lease assets(c)	$263	$97
Interest on lease liabilities(d)	$96	$69

(a)	Includes short-term lease cost, which is immaterial.
(b)
Represents variable lease cost for operating leases, which costs include property taxes, insurance, common area maintenance, and consumer price index increases, incurred as part of the Company’s triple net leases, and which is included in cost of services for our home health and hospice and senior living leases, and general and administrative expense for our Service Center leases for the three months ended March 31, 2026 and 2025.

(c)	Amortization of lease assets is included in Depreciation and amortization on our Condensed Consolidated Statements of Income.
(d)	Interest on lease liabilities is included in Interest expense, net on our Condensed Consolidated Statements of Income.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table shows the lease maturity analysis for all leases as of March 31, 2026:

Year	Operating Lease Amounts	Finance Lease Amounts
2026 (Remainder)	$34,774	$1,240
2027	44,505	6,177
2028	41,528	624
2029	38,936	138
2030	37,343	11
Thereafter	213,347	—
Total lease payments	410,433	8,190
Less: present value adjustments	(133,618)	(525)
Present value of total lease liabilities	276,815	7,665
Less: current lease liabilities	(25,557)	(6,294)
Long-term lease liabilities	$251,258	$1,371

Lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at each lease’s commencement date to determine each lease's operating lease liability. As of March 31, 2026, for our operating leases, the weighted average remaining lease term is 10.5 years and the weighted average discount rate is 7.9%. As of December 31, 2025, for our operating leases, the weighted average remaining lease term was 10.7 years and the weighted average discount rate was 7.9%. As of March 31, 2026, for our finance leases, the weighted average remaining lease term and the weighted average discount rate was 1.5 years and 6.2%, respectively. As of December 31, 2025, for our finance leases, the weighted average remaining lease term and the weighted average discount rate was 1.5 years and 6.3%, respectively.

14. INCOME TAXES
The Company recorded income tax expense of $3,794 and $2,854, or 26.9% and 25.1% of earnings before income taxes, for the three months ended March 31, 2026 and 2025, respectively. The increase in the effective tax rate is primarily attributable to higher state income taxes driven by changes in the geographic mix of earnings, net of the related federal tax benefit.

15. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS
The Company has a 401(k) defined contribution plan (the “401(k) Plan”), whereby eligible employees may contribute up to 90% of their annual basic earnings, subject to applicable annual Internal Revenue Code limits. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company. The Company expensed matching contributions to the 401(k) Plan of $851 for the three months ended March 31, 2026, and $578 for the three months ended March 31, 2025.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At March 31, 2026 and December 31, 2025, the Company’s deferred compensation liabilities were $5,966 and $3,816, respectively, in other long-term liabilities on the Condensed Consolidated Balance Sheets. The cash surrender value of the individual variable life insurance contracts is based on investment funds that shadow the investment allocations specified by participants in the DCP. At March 31, 2026 and December 31, 2025, the cash surrender value of the company owned life insurance (“COLI”) policies were $5,969 and $3,812 respectively, and were included as a component of restricted and other assets on the Condensed Consolidated Balance Sheets. There are no outstanding loan amounts offset against the cash surrender value of the COLI policies. The gains and losses recorded for the change in cash surrender value were immaterial for each period presented.

16. COMMITMENTS AND CONTINGENCIES
Regulatory Matters - The Company provides services in complex and highly regulated industries. The Company’s compliance with applicable U.S. federal, state and local laws and regulations governing these industries may be subject to governmental review and adverse findings may result in significant regulatory action, which could include sanctions, damages, fines, penalties (many of which may not be covered by insurance), and even temporary or permanent exclusion from government programs. The Company is a party to various regulatory and other governmental audits and investigations in the ordinary course of business and cannot predict the ultimate outcome of any federal or state regulatory survey, audit or investigation. While governmental audits and investigations are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve and penalties subject to appeal may remain in place during such appeals. The Department of Justice, Centers for Medicare and Medicaid Services (“CMS”), or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses. The Company believes it is presently in compliance in all material respects with all applicable laws and regulations.

Cost-Containment Measures - Government and third-party payors have instituted cost-containment measures designed to limit payments made to providers of healthcare services, may propose or implement future cost-containment measures, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect the Company.

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

Under the Fraud Enforcement and Recovery Act (“FERA”) and its associated rules, healthcare providers face significant penalties for the knowing retention of government overpayments, even if no false claim was involved. Under current regulations, providers have an obligation to return overpayments to CMS within 60 days of “identification” (i.e., a person has identified an overpayment when the person knowingly receives or retains an overpayment with the same knowledge standard under the FCA) or the date any corresponding cost report is due, whichever is later. This 60-day repayment obligation is suspended, however, when a provider is conducting a good faith investigation to determine the existence of related overpayments that may arise from the same (or similar) cause as the originally identified overpayment, and the provider conducts a timely, good-faith investigation to determine whether related overpayments exist. Retention of overpayments beyond this period may create liability under the FCA. In addition, FERA protects whistleblowers (including employees, contractors, and agents) from retaliation.

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

As of March 31, 2026, 12 of the Company’s independent operating subsidiaries had Reviews scheduled, on appeal or in dispute resolution process, both pre- and post-payment. If an operation fails an initial or subsequent Review, the operation could then be subject to extended Review, suspension of payment, or extrapolation of the identified error rate to all billing in the same time period. The Company, from time to time, receives record requests in Reviews which have resulted in claim denials on paid claims. The Company has appealed substantially all denials arising from these Reviews using the applicable appeals process. As of March 31, 2026, and through the filing of this Quarterly Report on Form 10-Q, the Company’s independent operating subsidiaries have responded to the Reviews that are currently ongoing, on appeal or in dispute resolution process. The Company cannot predict the ultimate outcome of any regulatory and other governmental Reviews. While such Reviews are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The costs to respond to and defend such Reviews may be significant and an adverse determination in such Reviews may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, other penalties (some of which may not be covered by insurance), and termination from Medicare programs which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company is self-insured for claims related to employee health, dental, and vision care. To protect itself against loss exposure, the Company has purchased individual stop-loss insurance coverage that insures individual health claims that exceed $350 for each covered person for fiscal year 2026 and fiscal year 2025.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the Interim Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”). The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), which discusses our business and related risks in greater detail, as well as subsequent reports we may file from time to time on Form 10-K, Form 10-Q and Form 8-K, for additional information. The section entitled “Risk Factors” filed within our 2025 Annual Report describes some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Quarterly Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

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

    The risk factors discussed in this Quarterly Report and the 2025 Annual Report under the heading “Risk Factors,” could cause our results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•federal and state changes to, or delays receiving, reimbursement and other aspects of Medicaid and Medicare, including proposed Medicare reimbursement reductions in the Calendar Year 2026 Home Health Prospective Payment System Rate Update Final Rule and changes to Medicaid funding within the One Big Beautiful Bill Act;
•changes in, and compliance with, the laws and regulations affecting the U.S. healthcare industry, and changes based on the outcomes of the 2026 midterm elections and state level elections that may affect how these laws are enacted and enforced in the future;
•proposed changes to payment models and reimbursement amounts within the Medicare and Medicaid fee schedules for future calendar years, including potentially minimal increases in Medicare Advantage rates and payments in the future;
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

Overview

We are a leading provider of high-quality healthcare services to patients and residents of all ages, including the growing senior population, in the United States. We strive to be the provider of choice in the communities we serve through our innovative operating model. We operate in multiple lines of businesses including home health, hospice and senior living services across Alabama, Arizona, California, Colorado, Georgia, Idaho, Montana, Nevada, Oklahoma, Oregon, Tennessee, Texas, Utah, Washington, Wisconsin and Wyoming. We also provide home health and hospice operational support through a management service agreement in Connecticut. As of March 31, 2026, our home health and hospice business provided home health, hospice and home care services from 174 agencies operating across these 16 states, and our senior living business operated 63 senior living communities throughout seven states.

The following table summarizes our affiliated home health and hospice agencies and senior living communities as of:

	December 31,								March 31,
	2018	2019	2020	2021	2022	2023	2024	2025	2026
Home health and hospice agencies	54	63	76	88	95	111	123	172	174
Senior living communities	50	52	54	54	49	51	57	63	63
Senior living units	3,820	3,963	4,127	4,127	3,500	3,588	3,960	4,428	4,428
Total number of home health, hospice, and senior living operations	104	115	130	142	144	162	180	235	237

Trends

We experienced improvement in senior living revenue per occupied unit and occupancy during the three months ended March 31, 2026, compared to the same period in 2025. Despite year-over-year gains in revenue per occupied unit and occupancy, competition and inflation will continue to influence revenue growth in our senior living communities.

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

Government Regulation

We have disclosed under the heading “Government Regulation” in the 2025 Annual Report a summary of regulations that we believe materially affect our business, financial condition or results of operations. Since the time of the filing of the 2025 Annual Report, the following regulations have been updated.

On February 3, 2026, the Consolidated Appropriations Act of 2026 (“CAA 2026”) was passed, which further extended government funding through September 30, 2026. Of specific importance to our businesses are:

•Telehealth Waivers: Since the COVID-19 pandemic, Congress has temporarily waived restrictions so Medicare beneficiaries can access telehealth services at home and outside of rural areas. Medicare recipients can now continue using telehealth under these relaxed rules, regardless of location. The waivers expired on September 30, 2025, but the CAA 2026 reinstated them retroactive to October 1, 2025, while extending them through December 31, 2027. Specifically, key waivers that were restored temporarily include:
◦Lifting geographic limitations for medical telehealth services, allowing them to be provided nationwide, including in a person’s home such as an assisted living residence.
◦Delaying the Medicare requirement for in-person visits for mental health services provided through telehealth or audio-only telecommunications technology.
◦Permitting telehealth to be used for face-to-face encounters required for Hospice recertification purposes.
•Extension of Funding for Quality Measure Endorsement, Input, and Selection: This extends such funding through September 30, 2026.
•Extension of Funding for Medicare Hospice Surveys: This extends such funding through December 31, 2026.
•Sequestration: This legislation prevents the triggering of statutory 4.0% Statutory Pay-As-You-Go Act of 2010 sequestration cuts to Medicare.

CMS has issued guidance instructing Medicare Administrative Contractors to perform mass adjustments to any paid claims that are inconsistent with the above and instructing Practitioners to resubmit to CMS any returned claims that were previously determined not payable during the shutdown.

On April 2, 2026, CMS issued the Calendar Year (“CY”) 2027 Hospice Wage Index and Payment Rate Update proposed rule (“Hospice Payment Proposed Rule”). The 2027 Hospice Payment Proposed Rule includes several changes that, if finalized, could materially impact reimbursement of hospice providers. The Hospice Payment Proposed Rule’s net payment update percentage is 2.4%, which is an estimated increase of $785 million in payments from fiscal year 2026 in the aggregate across all hospice providers. The payment update percentage is based on a 3.2% market basket percentage increase, reduced by a 0.8% productivity adjustment. In addition, the Hospice Payment Proposed Rule proposes to update the statutory aggregate cap of the total overall payments per patient that may be made to a hospice annually to $36,210.11 for fiscal year 2027, which is an increase of 2.4% from the 2026 fiscal year cap of $35,361.44.

The Hospice Payment Proposed Rule seeks to make a technical change extending hospice’s ability to use telehealth to conduct encounters that otherwise have to be conducted face-to-face through December 31, 2027, to align with the CAA 2026. Further, CMS is proposing to make the hospice election statement addendum, which was originally only provided to hospice patients upon request, mandatory for all hospice elections. In publishing the 2027 Hospice Payment Proposed Rule, CMS explained that this requirement will provide beneficiaries additional transparency regarding the items, services, and drugs not covered under Medicare’s hospice benefits, so that those beneficiaries can make appropriate treatment decisions. Finally, as part of the Hospice Quality Reporting Program, CMS is proposing to add an icon to the Medicare.gov Compare Tool that will identify hospices failing to submit any data or submitting less than the required quality data beginning in the 2028 fiscal year.
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
•Total Medicare home health admissions. Total admissions of home health patients, who are receiving care under Medicare reimbursement programs, including new acquisitions, new admissions, and readmissions.
•Average Medicare revenue per completed 60-day home health episode. The average amount of revenue for each completed 60-day home health episode generated from patients who are receiving care under Medicare reimbursement programs.
•Total hospice admissions. Total admissions of hospice patients, including new acquisitions, new admissions, and recertifications.
•Average hospice daily census. The average number of patients who are receiving hospice care during any measurement period divided by the number of days during such measurement period.
•Hospice Medicare revenue per day. The average daily Medicare revenue recorded during any measurement period for services provided to hospice patients.

The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Home health services:
Total home health admissions	30,721	18,878
Total Medicare home health admissions	13,303	7,599
Average Medicare revenue per 60-day completed episode(a)	$3,689	$3,698
Hospice services:
Total hospice admissions	4,805	3,783
Average hospice daily census	5,199	3,794
Hospice Medicare revenue per day	$192	$190

(a)	The year-to-date average Medicare revenue per 60-day completed episode includes post-period claim adjustments for prior quarters.

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

The following table summarizes our senior living statistics for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Occupancy	78.6%	78.5%
Average monthly revenue per occupied unit	$5,388	$5,193

Revenue Sources

Home Health and Hospice Services

Home Health. We derive the majority of our home health revenue from Medicare and managed care. The Medicare payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor, and other reasons unrelated to credit risk. Net service revenue is recognized in accordance with PDGM methodology. Under PDGM, Medicare provides agencies with payments for each 30-day period of care provided to beneficiaries. If a beneficiary is still eligible for care after the end of the first 30-day payment period, a second 30-day payment period can begin. There are no limits to the number of periods of care a beneficiary who remains eligible for the home health benefit can receive. While payment for each 30-day period of care is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The PDGM payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits is below an established threshold that varies based on the diagnosis of a beneficiary; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the period of care; (c) adjustment to the admission source of claim if it is determined that the patient had a qualifying stay in a post-acute care setting within 14 days prior to the start of a 30-day payment period; (d) the timing of the 30-day payment period provided to a patient in relation to the admission date, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes to the acuity of the patient during the previous 30-day period of care; (f) changes in the base payments established by the Medicare program; (g) adjustments to the base payments for case mix and geographic wages; and (h) recoveries of overpayments. These variables are subject to periodic adjustments set by CMS regulations. For further detail regarding PDGM see the Government Regulation section of our 2025 Annual Report.

Hospice. We derive the majority of our hospice business revenue from Medicare reimbursement. The estimated payment rates are calculated as daily rates for each of the levels of care we deliver. Rates are set based on specific levels of care, are adjusted by a wage index to reflect healthcare labor costs across the country, and are established annually through federal legislation. The following are the four levels of care provided under the hospice benefit:

•Routine Home Care (“RHC”). Care that is not classified under any of the other levels of care, such as the work of nurses, social workers, or home health aides.
•General Inpatient Care. Pain control or acute or chronic symptom management that cannot be managed in a setting other than an inpatient Medicare-certified facility, such as a hospital, skilled nursing facility, or hospice inpatient facility.
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

Primary Components of Expense

Cost of Services (excluding rent, general and administrative expense, and depreciation and amortization). Our cost of services represents the costs of operating our independent operating subsidiaries, which primarily consists of employee wages and related benefits, share-based compensation, supplies, purchased services, and ancillary expenses such as the cost of pharmacy and therapy services provided to patients and residents. Cost of services also includes the cost of general and professional liability insurance and other general cost of services specifically attributable to our operations.

Rent—Cost of Services. Rent—cost of services consists solely of base minimum rent amounts payable under lease agreements to our landlords. Our subsidiaries lease and operate but do not own the underlying real estate at our operations, and these amounts do not include taxes, insurance, impounds, capital reserves, or other charges payable under the applicable lease agreements, which are included in cost of services and general and administrative expense.

General and Administrative Expense. General and administrative expense consists primarily of employee wages and related benefits and travel expenses for our Service Center personnel in providing training and other operational support. General and administrative expense also includes professional fees (including accounting and legal fees), costs relating to information systems, stock-based compensation, and rent for our Service Center offices.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on Interim Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the Interim Financial Statements and related disclosures requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis we review our judgments and estimates, including but not limited to those related to self-insurance reserves, revenue, intangible assets, and goodwill. We base our estimates and judgments upon our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty, and actual results could differ materially from the amounts reported. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, within the 2025 Annual Report for further information on our critical accounting estimates and policies, which are as follows:

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Revenue	100.0%	100.0%
Expense:
Cost of services	81.5	80.4
Rent—cost of services	4.6	5.6
General and administrative expense	6.9	7.1
Depreciation and amortization	0.9	0.9
Total expenses	93.9	94.0
Income from operations	6.1	6.0
Other expense, net:
Other expense	(0.1)	—
Interest expense, net	(1.1)	(0.6)
Other expense, net	(1.2)	(0.6)
Income before provision for income taxes	4.9	5.4
Provision for income taxes	1.3	1.3
Net income	3.6	4.1
Less: Net income attributable to noncontrolling interest	0.6	0.4
Net income attributable to The Pennant Group, Inc.	3.0%	3.7%

The following table presents our consolidated GAAP Financial measures for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Consolidated GAAP Financial Measures:
Total revenue	$285,364	$209,842
Total expenses	$268,063	$197,192
Income from operations	$17,301	$12,650

The following tables present certain financial information regarding our reportable segments for the periods presented. General and administrative expenses are not allocated to the reportable segments.

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Three Months Ended March 31, 2026
Segment Revenue	$228,832	$54,654	$1,878	$285,364
Segment Cost of Services	192,031	38,390
Segment Adjusted EBITDAR from Operations	$36,801	$16,264		$53,065
Three Months Ended March 31, 2025
Segment Revenue	$159,443	$49,534	$865	$209,842
Segment Cost of Services	132,169	35,085
Segment Adjusted EBITDAR from Operations	$27,274	$14,449		$41,723

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations to Condensed Consolidated Income from Operations:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Segment Adjusted EBITDAR from Operations(a)	$53,065	$41,723
Less: Unallocated corporate expenses	18,325	13,694
Less: Depreciation and amortization	2,616	1,892
Rent—cost of services	13,098	11,715
Other expense	(146)	(69)
Adjustments to Segment EBITDAR from Operations:
Less: Start-up operations(b)	295	78
Share-based compensation expense(c)	2,589	2,167
Acquisition related costs(d)	354	272
Activities associated with transitioning operations(e)	—	20
Transition services costs(f)	407	—
Other unusual, non-recurring, or redundant charges(g)	—	51
Add: Net income attributable to noncontrolling interest	1,774	747
Income from operations	$17,301	$12,650

(a)	Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, unallocated corporate and administrative expenses, and, in order to view the operations’ performance on a comparable basis from period to period, certain adjustments including: (1) activities associated with start-up operations, (2) share-based compensation expense, (3) acquisition related costs, (4) activities associated with transitioning operations, (5) transition services costs, (6) other unusual, non-recurring, or redundant charges, and (7) net income attributable to noncontrolling interest. “All Other” consists of revenues generated at operating locations not included in the segment financial information reviewed by the CODM. Revenue included in the “All Other” category is insignificant individually, and therefore does not constitute a reportable segment. General and administrative expenses are not allocated to the reportable segments, and are included as “Unallocated corporate expenses”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(b)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(c)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(d)	Non-capitalizable costs associated with acquisitions and write-offs for amounts in dispute with the prior owners of certain acquired operations.
(e)	During 2025, an affiliate of the Company held its memory care units in transition and is converting the facility into an assisted living community.
(f)	Costs identified as redundant or non-recurring incurred by the Company as a result of the transition services agreement between the Company and UnitedHealth Group Incorporated entered into as part of the acquisition agreement consummated on October 1, 2025. All amounts are included in Cost of services. Fees incurred under the transition services agreement were $2,815 for the three months ended March 31, 2026.
(g)	Represents other unusual, non-recurring, or redundant charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses.

Performance and Valuation Measures:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Consolidated Non-GAAP Financial Measures:
Performance Metrics
Consolidated EBITDA	$17,997	$13,726
Consolidated Adjusted EBITDA	$21,710	$16,373
Valuation Metric
Consolidated Adjusted EBITDAR	$34,740

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Segment Non-GAAP Measures:(a)
Segment Adjusted EBITDA from Operations
Home health and hospice services	$33,600	$25,139
Senior living services	$6,434	$4,928

(a)	General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss.

The table below reconciles Consolidated Net Income to the consolidated Non-GAAP financial measures, Consolidated EBITDA and Consolidated Adjusted EBITDA, and to the Non-GAAP valuation measure, Consolidated Adjusted EBITDAR, for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Consolidated net income	$10,293	$8,522
Less: Net income attributable to noncontrolling interest	1,774	747
Add: Provision for income taxes	3,794	2,854
Interest expense, net	3,068	1,205
Depreciation and amortization	2,616	1,892
Consolidated EBITDA	17,997	13,726
Adjustments to Consolidated EBITDA
Add: Start-up operations(a)	295	78
Share-based compensation expense(b)	2,589	2,167
Acquisition related costs(c)	354	272
Activities associated with transitioning operations(d)	—	20
Transition services costs(e)	407	—
Other unusual, non-recurring, or redundant charges(f)	—	51
Rent related to items (a) and (d) above	68	59
Consolidated Adjusted EBITDA	21,710	16,373
Rent—cost of services	13,098	11,715
Rent related to items (a) and (d) above	(68)	(59)
Adjusted rent—cost of services	13,030	11,656
Consolidated Adjusted EBITDAR	$34,740

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(c)	Non-capitalizable costs associated with acquisitions and write-offs for amounts in dispute with the prior owners of certain acquired operations.
(d)	During 2025, an affiliate of the Company held its memory care units in transition and is converting the facility into an assisted living community.
(e)	Costs identified as redundant or non-recurring incurred by the Company as a result of the transition services agreement between the Company and UnitedHealth Group Incorporated entered into as part of the acquisition agreement consummated on October 1, 2025. All amounts are included in Cost of services. Fees incurred under the transition services agreement were $2,815 for the three months ended March 31, 2026.
(f)
Represents other unusual, non-recurring, or redundant charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses.

The table below reconciles Segment Adjusted EBITDAR from Operations to Segment Adjusted EBITDA from Operations for the periods presented:

	Three Months Ended March 31,
	Home Health and Hospice		Senior Living
	2026	2025	2026	2025
	(In thousands)
Segment Adjusted EBITDAR from Operations	$36,801	$27,274	$16,264	$14,449
Less: Rent—cost of services	3,214	2,142	9,885	9,573
Rent related to start-up and transitioning operations	(13)	(7)	(55)	(52)
Segment Adjusted EBITDA from Operations	$33,600	$25,139	$6,434	$4,928

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

We believe these Non-GAAP Financial Measures are useful to investors and other external users of our financial statements regarding our results of operations because:

•they are widely used by investors and analysts in our industry as a supplemental measure to evaluate the overall performance of companies in our industry without regard to items such as interest expense, rent expense, and depreciation and amortization, which can vary substantially from company to company depending on the book value of assets, the term of the lease to which the asset applies, the method by which assets were acquired, and differences in capital structures;
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

We typically use Non-GAAP Financial Measures to compare the operating performance of each operation from period to period. We find that Non-GAAP Financial Measures are useful for this purpose because they do not include such costs as interest expense, income taxes, and depreciation and amortization expense, which may vary from period-to-period depending upon various factors, including the method used to finance operations, the date of acquisition of a community or business, and the tax law of the state in which a business unit operates.

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

We calculate Consolidated Adjusted EBITDA by adjusting Consolidated EBITDA to exclude the effects of non-core business items, which for the reported periods include, to the extent applicable:

•results at start-up operations;
•share-based compensation expense;

•acquisition related costs;
•activities associated with transitioning operations; and
•other unusual, non-recurring, or redundant charges.

Segment Adjusted EBITDA from Operations

We calculate Segment Adjusted EBITDA from Operations by adjusting Segment Adjusted EBITDAR from Operations to include rent-cost of services. We believe that the inclusion of rent-cost of services provides useful supplemental information to investors regarding our ongoing operating performance for each segment.

Valuation Measure:

Consolidated Adjusted EBITDAR

We use Consolidated Adjusted EBITDAR as one measure in determining the value of prospective acquisitions. It is also a measure commonly used by research analysts and investors to compare the enterprise value of different companies in the healthcare industry, without regard to differences in capital structures. Additionally, we believe the use of Consolidated Adjusted EBITDAR allows us, research analysts, and investors to compare operational results of companies without regard to operating and finance leases. A significant portion of finance lease expenditures are recorded in interest, whereas operating lease expenditures are recorded in rent expense.

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

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Revenue

	Three Months Ended March 31,
	2026		2025
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$115,416	40.4%	$74,118	35.3%
Hospice	99,159	34.7	70,586	33.6
Home care and other(a)	14,514	5.2	15,166	7.2
Total home health and hospice services	229,089	80.3	159,870	76.1
Senior living services	56,275	19.7	49,972	23.9
Total revenue	$285,364	100.0%	$209,842	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $75.5 million, or 36.0%, during the three months ended March 31, 2026. We experienced growth of $69.2 million from increased operational performance in our Home Health and Hospice segment from increased admissions and census, primarily driven by newly acquired agencies when compared to the three months ended March 31, 2025. The growth in our Senior Living segment resulted in an increase in revenue of $6.3 million driven by acquired senior living communities and an improved average rate per occupied room and improved occupancy.

Home Health and Hospice Services

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$115,416	$74,118	$41,298	55.7%
Hospice services	99,159	70,586	28,573	40.5
Home care and other	14,514	15,166	(652)	(4.3)
Total home health and hospice revenue	$229,089	$159,870	$69,219	43.3%

	Three Months Ended March 31,
	2026	2025	Change	% Change
Home health services:
Total home health admissions	30,721	18,878	11,843	62.7%
Total Medicare home health admissions	13,303	7,599	5,704	75.1
Average Medicare revenue per 60-day completed episode	$3,689	$3,698	$(9)	(0.2)
Hospice services:
Total hospice admissions	4,805	3,783	1,022	27.0
Average daily hospice census	5,199	3,794	1,405	37.0
Hospice Medicare revenue per day	$192	$190	$2	1.1
Number of home health and hospice agencies at period end	174	137	37	27.0

Home health and hospice revenue increased $69.2 million, or 43.3%, for the three months ended March 31, 2026 compared to the prior year quarter. Revenue grew due to an increase in certain key performance indicators, including an increase of 62.7% in total home health admissions, an increase in total hospice admissions of 27.0%, and an increase in average daily hospice census of 37.0% during the three months ended March 31, 2026 compared to the prior year quarter. Growth was also driven by the addition of thirty-seven home health and hospice operations between March 31, 2025 and March 31, 2026. Agencies acquired during calendar year 2025 and year-to-date March 31, 2026 drove an increase in revenue of $53.3 million, representing a 33.3% increase compared to the prior year quarter.

Senior Living Services

	Three Months Ended March 31,
	2026	2025	Change	% Change

Revenue (in thousands)	$56,275	$49,972	$6,303	12.6%
Number of communities at period end	63	60	3	5.0
Occupancy	78.6%	78.5%	0.1%
Average monthly revenue per occupied unit	$5,388	$5,193	$195	3.8

Senior living revenue increased $6.3 million, or 12.6%, for the three months ended March 31, 2026 compared to the prior year quarter. Revenue grew due to a 3.8% increase in average monthly revenue per occupied unit and an increase of 10 basis points in occupancy between March 31, 2025 and March 31, 2026. Growth was also driven by the addition of three senior living communities between March 31, 2025 and March 31, 2026. Communities acquired during calendar year 2025 and year-to-date March 31, 2026 drove an increase in revenue of $2.7 million, representing a 5.4% increase compared to the prior year quarter.

Cost of Services

The following table sets forth total cost of services by each of our reportable segments for the periods indicated:

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(In thousands)
Home Health and Hospice	$192,022	$132,769	$59,253	44.6%
Senior Living	40,640	35,976	4,664	13.0
Total cost of services	$232,662	$168,745	$63,917	37.9%

Total consolidated cost of services increased $63.9 million, or 37.9%, for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025. Cost of services as a percentage of revenue increased by 110 basis points from 80.4% to 81.5% for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025.

Home Health and Hospice Services

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(In thousands)
Cost of services	$192,022	$132,769	$59,253	44.6%
Cost of services as a percentage of revenue	83.8%	83.0%	0.8%

Cost of services related to our Home Health and Hospice Services segment increased $59.3 million, or 44.6%, for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025, primarily due to increased volume of services provided and transition costs related to acquisitions. Cost of services as a percentage of revenue for the three months ended March 31, 2026 increased 80 basis points when compared to the three months ended March 31, 2025.

Senior Living Services

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(In thousands)
Cost of services	$40,640	$35,976	$4,664	13.0%
Cost of services as a percentage of revenue	72.2%	72.0%	0.2%

Cost of services related to our Senior Living Services segment increased $4.7 million, or 13.0%, for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025, primarily due to increased wages and benefits and acquisition activity. As a percentage of revenue, costs of service increased by 20 basis points for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025 primarily due to decreases in state relief funding.

Rent—Cost of Services. Rent expense increased 11.8% from $11.7 million to $13.1 million in the three months ended March 31, 2026 when compared to the three months ended March 31, 2025, primarily as a result of the new leases related to the acquired home health and hospice operations and senior living communities. Rent as a percentage of total revenue decreased 100 basis points from 5.6% for the three months ended March 31, 2025, compared to 4.6% for the three months ended March 31, 2026.

General and Administrative Expense. Our general and administrative expense increased $4.8 million, or 32.7%, from $14.8 million to $19.7 million for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025. General and administrative expense as a percentage of revenue decreased 20 basis points from 7.1% to 6.9% during the period. The primary driver of the increase in general and administrative expense was due to an increase in payroll and related benefits and an increase in professional services related to acquisition activities for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025.

Depreciation and Amortization. Depreciation and amortization expense increased $0.7 million, or 38.3%, from $1.9 million to $2.6 million for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025. The increase in depreciation and amortization was due to the increase in overall property and equipment, net balances driven in part by acquisition activity.

Provision for Income Taxes. We recorded income tax expense of $3.8 million and $2.9 million, or 26.9% and 25.1% of earnings before income taxes, for the three months ended March 31, 2026 and 2025, respectively. The increase in the effective tax rate is primarily attributable to higher state income taxes driven by changes in the geographic mix of earnings, net of the related federal tax benefit.

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

On November 3, 2025, Pennant entered into the First Amendment to Amended and Restated Credit Agreement (the “First Amendment”), which provides for an incremental term loan with an aggregate principal amount of $100.0 million (the “Incremental Term Loans”). The Incremental Term Loans constitute term loans under, and are subject to the terms and provisions of, the Amended Credit Agreement, including bearing interest at the same interest rate, and having the same maturity date, as the Amended Revolving Credit Facility. The Company used the proceeds of the Incremental Term Loans to refinance a portion of the outstanding revolving loans under the Amended Revolving Credit Facility and to pay fees and expenses incurred in connection with the First Amendment.

The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of March 31, 2026, the Company was compliant with all such financial covenants.

As of March 31, 2026, we had $4.9 million of cash and $174.6 million of available borrowing capacity on our Amended Revolving Credit Facility.

We believe that our existing cash, cash generated through operations, and access to available borrowing capacity under our Amended Credit Agreement, will be sufficient to provide adequate liquidity for the next twelve months for both our operating activities and for opportunities of acquisition growth.

The following table presents selected data from our Condensed Consolidated Statement of Cash Flows for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net cash used in operating activities	$(3,405)	$(21,229)
Net cash used in investing activities	(5,380)	(50,301)
Net cash (used in) provided by financing activities	(3,327)	52,505
Net decrease in cash	(12,112)	(19,025)
Cash at beginning of period	17,024	24,246
Cash at end of period	$4,912	$5,221

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Our net cash used in operating activities for the three months ended March 31, 2026 decreased by $17.8 million when compared to the three months ended March 31, 2025. The primary driver of this difference was an increase in net income of $1.8 million, an increase of $2.0 million in non-cash expenses, and an increase in cash flows from the change in operating assets and liabilities of $14.1 million, net.

Our net cash used in investing activities for the three months ended March 31, 2026 decreased by $44.9 million compared to the three months ended March 31, 2025, primarily driven by a decrease in business acquisitions.

Our net cash used in financing activities decreased by approximately $55.8 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to a net decrease in the balance on our line of credit during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The three months ended March 31, 2025 included a large draw on our Amended Revolving Credit Facility related to acquisition activity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We are exposed to risks associated with market changes in interest rates. On July 31, 2024, Pennant entered into the Amended Credit Agreement, which provides for a revolving credit facility with a syndicate of banks with a borrowing capacity of $250.0 million. On November 3, 2025, Pennant entered into the First Amendment, which provides for an incremental term loan with an aggregate principal amount of $100.0 million. A 1.0% interest rate change would cause interest expense to change by approximately $1.7 million annually based upon our outstanding long-term debt as of March 31, 2026. We manage our exposure to this market risk by monitoring available financing alternatives.

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

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in the 2025 Annual Report risk factors that materially affect our business, financial condition or results of operations, and disclosed more recent events relevant to our business under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. You should carefully consider the risk factors set forth in the 2025 Annual Report and the other information set forth under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Since the filing of our 2025 Annual Report on February 26, 2026, the following addition has been made to the risk factors previously disclosed.

The Increasing Use of Artificial Intelligence Creates or Increases Regulatory and Business Risks That May Have a Material Impact on Our Results. The use of artificial intelligence (“AI”) in technology is rapidly expanding. AI is embedded in or utilized by systems in ways that may or may not be apparent. The inherent complexity of AI models may make it difficult to understand how decisions are made. Inaccurate outputs due to biased training data, flawed algorithms, or other causes could lead to inappropriate recommendations or decisions. Utilizing AI may create new business associate relationships and heightened risks of data breaches or unauthorized use of protected health information. Laws and regulations relating to AI are changing rapidly at the state and federal level, which may increase compliance costs or render current technologies non-compliant.

Item 5. Other Information

Rule 10b5-1 Plan Election

Jason P. Steik, Chief Executive Officer, entered into a Rule 10b5-1 trading arrangement on March 10, 2026 (the "Rule 10b5-1 Plan"). Mr. Steik’s 10b5-1 Plan provides for the potential sale of only the number of shares of the Company’s common stock necessary to cover the tax obligations generated by the vesting of 7,600 shares of the Company's common stock between the adoption date of the Rule 10b5-1 Plan and its expiration on November 16, 2029.

Mr. Steik’s Rule 10b5-1 trading arrangement was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company's policies regarding transactions in Company securities.

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

The Pennant Group, Inc.

Dated: May 6, 2026	BY:	/s/ LYNETTE B. WALBOM
Lynette B. Walbom
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)