Form 10-Q
period 2026-06-30
Pennant Group, Inc.
filed 2026-08-05
CIK 1766400

+

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2026.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 3, 2026, 34,929,074 shares of the registrant’s common stock were outstanding.

THE PENNANT GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash	$15,273	$17,024
Accounts receivable—less allowance for credit losses of $766 and $681, at June 30, 2026 and December 31, 2025, respectively	133,182	123,109
Prepaid expenses and other current assets	35,136	27,273
Total current assets	183,591	167,406
Property and equipment, net	75,296	60,984
Operating lease right-of-use assets	286,237	275,947
Deferred tax assets, net	844	478
Restricted and other assets	27,294	26,676
Equity method investment	28,798	—
Goodwill	235,789	237,246
Other indefinite-lived intangibles	199,442	199,442
Total assets	$1,037,291	$968,179
Liabilities and equity
Current liabilities:
Accounts payable	$26,241	$25,171
Accrued wages and related liabilities	60,473	65,229
Operating lease liabilities—current	26,551	25,013
Current maturities of long-term debt	5,000	5,000
Other accrued liabilities	34,141	26,851
Total current liabilities	152,406	147,264
Long-term operating lease liabilities—less current portion	263,364	254,311
Deferred tax liabilities, net	1,804	150
Other long-term liabilities	22,776	23,365
Long-term debt	192,499	168,837
Total liabilities	632,849	593,927
Commitments and contingencies (Note 17)
Equity:
Common stock, $0.001 par value; 100,000 shares authorized; 35,081 and 34,848 shares issued and outstanding, respectively, at June 30, 2026; and 34,878 and 34,626 shares issued and outstanding, respectively, at December 31, 2025	35	35
Additional paid-in capital	254,832	245,833
Retained earnings	104,401	86,800
Treasury stock, at cost, 3 shares at June 30, 2026 and December 31, 2025	(65)	(65)
Total The Pennant Group, Inc. stockholders’ equity	359,203	332,603
Noncontrolling interest	45,239	41,649
Total equity	404,442	374,252
Total liabilities and equity	$1,037,291	$968,179
See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except for per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$297,984	$219,501	$583,348	$429,343

Expense:
Cost of services	242,635	177,275	475,297	346,020
Rent—cost of services	13,428	11,925	26,526	23,640
General and administrative expense	21,614	17,597	41,301	32,437
Depreciation and amortization	3,112	2,224	5,728	4,116
Loss (gain) on disposition of property and equipment, net	9	(1,048)	9	(1,048)
Total expenses	280,798	207,973	548,861	405,165
Income from operations	17,186	11,528	34,487	24,178
Other expense, net:
Other income	626	255	480	186
Income from equity method investment	370	—	370	—
Interest expense, net	(3,348)	(1,204)	(6,416)	(2,409)
Other expense, net	(2,352)	(949)	(5,566)	(2,223)
Income before provision for income taxes	14,834	10,579	28,921	21,955
Provision for income taxes	3,936	2,598	7,730	5,452
Net income	10,898	7,981	21,191	16,503
Less: Net income attributable to noncontrolling interest	1,816	896	3,590	1,643
Net income attributable to The Pennant Group, Inc.	$9,082	$7,085	$17,601	$14,860
Earnings per share:
Basic	$0.26	$0.21	$0.51	$0.43
Diluted	$0.25	$0.20	$0.49	$0.42
Weighted average common shares outstanding:
Basic	34,835	34,529	34,781	34,500
Diluted	35,957	35,372	35,857	35,284

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2025	34,878	$35	$245,833	$86,800	3	$(65)	$41,649	$374,252
Net income attributable to The Pennant Group, Inc.	—	—	—	8,519	—	—	—	8,519
Net income attributable to noncontrolling interests	—	—	—	—	—	—	1,774	1,774
Share-based compensation	—	—	2,521	—	—	—	—	2,521
Net issuance of common stock due to share based compensation	67	—	1,268	—	—	—	—	1,268
Net issuance of restricted stock	14	—	—	—	—	—	—	—
Executive incentive shares issued	33	—	1,102	—	—	—	—	1,102
Balance at March 31, 2026	34,992	$35	$250,724	$95,319	3	$(65)	$43,423	$389,436
Net income attributable to The Pennant Group, Inc.	—	—	—	9,082	—	—	—	9,082
Net income attributable to noncontrolling interests	—	—	—	—	—	—	1,816	1,816
Stock-based compensation	—	—	2,949	—	—	—	—	2,949
Net issuance of common stock due to share based compensation	75	—	1,159	—	—	—	—	1,159
Net issuance of restricted stock	14	—	—	—	—	—	—	—
Balance at June 30, 2026	35,081	$35	$254,832	$104,401	3	$(65)	$45,239	$404,442

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2024	34,670	$35	$236,091	$57,222	3	$(65)	$18,682	$311,965
Net income attributable to The Pennant Group, Inc.	—	—	—	7,775	—	—	—	7,775
Net income attributable to noncontrolling interests	—	—	—	—	—	—	747	747
Share-based compensation	—	—	2,147	—	—	—	—	2,147
Net issuance of common stock due to share based compensation	41	—	392	—	—	—	—	392
Net issuance of restricted stock	25	—	—	—	—	—	—	—
Balance at March 31, 2025	34,736	$35	$238,630	$64,997	3	$(65)	$19,429	$323,026
Net income attributable to The Pennant Group, Inc.	—	—	—	7,085	—	—	—	7,085
Net income attributable to noncontrolling interests	—	—	—	—	—	—	896	896
Share-based compensation	—	—	2,183	—	—	—	—	2,183
Net issuance of common stock due to share based compensation	32	—	437	—	—	—	—	437
Net issuance of restricted stock	14	—	—	—	—	—	—	—
Balance at June 30, 2025	34,782	$35	$241,250	$72,082	3	$(65)	$20,325	$333,627

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$21,191	$16,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,728	4,116
Amortization of deferred financing fees	597	435
Loss (gain) on disposition of property and equipment, net	9	(1,048)
Provision for credit losses	753	391
Share-based compensation	5,470	4,330
Deferred income taxes	1,289	(751)
Income from equity method investment	(370)	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,756)	(14,809)
Prepaid expenses and other assets	(10,825)	(1,070)
Operating lease obligations	301	100
Accounts payable	171	555
Accrued wages and related liabilities	(3,653)	(1,235)
Other accrued liabilities	3,231	1,563
Income taxes payable	—	3,065
Other long-term liabilities	2,289	1,269
Net cash provided by operating activities	18,425	13,414
Cash flows from investing activities:
Purchase of property and equipment	(11,606)	(5,024)
Cash payments for business acquisitions	(2,087)	(47,620)
Cash payments for asset acquisitions	(6,906)	(8,252)
Escrow deposits	4,141	(802)
Cash payment for equity method investment	(28,428)	—
Other investing activities	(415)	1,343
Net cash used in investing activities	(45,301)	(60,355)
Cash flows from financing activities:
Payments on incremental term loans	(2,500)	—
Proceeds from revolver agreement	218,000	164,500
Payments on revolver agreement	(192,000)	(127,500)
Net issuance of common stock due to share based compensation	2,427	830
Other financing activities	(802)	(750)
Net cash provided by financing activities	25,125	37,080
Net decrease in cash	(1,751)	(9,861)
Cash beginning of period	17,024	24,246
Cash end of period	$15,273	$14,385

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,462	$1,969
Income taxes	$9,212	$3,104
Operating lease liabilities	$23,690	$21,497
Operating lease right-of-use assets obtained in exchange for new lease obligations	$23,081	$13,847
Finance lease right-of-use assets obtained in exchange for new lease obligations	$1,921	$5,349
Non-cash investing activity:
Capital expenditures in accounts payable and accrued liabilities	$1,246	$82

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and operational senior living units)

1. DESCRIPTION OF BUSINESS
The Pennant Group, Inc. (herein referred to as “Pennant,” the “Company,” “we,” “it,” or “its”), is a holding company with no direct operating assets, employees or revenue. The Company, through its independent operating subsidiaries, provides healthcare services across the post-acute care continuum. As of June 30, 2026, the Company’s subsidiaries operated 175 home health, hospice and home care agencies and 69 senior living communities located in Alabama, Arizona, California, Colorado, Georgia, Idaho, Montana, Nevada, Oklahoma, Oregon, Tennessee, Texas, Utah, Washington, Wisconsin and Wyoming. We also provide home health and hospice operational support through a management service agreement in Connecticut. See Note 9, Equity Method Investment, for further details about our investment in these operations.

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

The Company consists of various limited liability companies and corporations established to operate home health, hospice, home care, senior living operations, and other ancillary businesses. The Interim Financial Statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest. Revenue was derived from transactional information specific to the Company’s services provided.

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

State relief funding. The Company receives state relief funding through programs from various states. The funding generally incorporates specific use requirements primarily for direct patient care including labor related expenses that are associated with providing patient care.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

These funds are recognized as a reduction of cost of services expenses when related expenses are incurred. As of June 30, 2026 and December 31, 2025, the Company had $327 and $477 in unapplied state relief funds, respectively. The unapplied state relief funds received are recorded in other accrued liabilities. The Company recognized state relief funding totaling $331 and $807 for the three and six months ended June 30, 2026, and $235 and $917 for the three and six months ended June 30, 2025, which the Company recognized as a reduction of cost of services expense.

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

The Company incurred costs of $169 and $293 for the three and six months ended June 30, 2026, and $208 and $403 for the three and six months ended June 30, 2025, that related primarily to shared services at proximate operations.

Expenses related to room and board charges at Ensign skilled nursing facilities for hospice patients were $2,422 and $4,596 for the three and six months ended June 30, 2026, and $1,536 and $3,208 for the three and six months ended June 30, 2025, and are included in cost of services.

The Company’s independent operating subsidiaries leased 35 communities from subsidiaries of Ensign, the majority of which are under master lease arrangements as of June 30, 2026. See further discussion below at Note 12, Leases.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to The Pennant Group, Inc.	$9,082	$7,085	$17,601	$14,860

Denominator:
Weighted average shares outstanding for basic net income per share	34,835	34,529	34,781	34,500
Plus: assumed incremental shares from exercise of options and assumed conversion or vesting of restricted stock(a)	1,122	843	1,076	784
Adjusted weighted average common shares outstanding for diluted income per share	35,957	35,372	35,857	35,284

Earnings Per Share:
Basic net income per common share	$0.26	$0.21	$0.51	$0.43
Diluted net income per common share	$0.25	$0.20	$0.49	$0.42

(a)
The diluted per share amounts do not reflect common share equivalents outstanding of 2,207 and 2,039 for the three and six months ended June 30, 2026, and 1,557 and 1,368 for the three and six months ended June 30, 2025, because of their anti-dilutive effect.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s service specific revenue recognition policies are as follows:

Home Health Revenue

Medicare Revenue

Net service revenue is recognized in accordance with the Patient Driven Groupings Model (“PDGM”). Under PDGM, Medicare provides agencies with payments for each 30-day payment period provided to beneficiaries. If a beneficiary is still eligible for care after the end of the first 30-day payment period, a second 30-day payment period can begin. There are no limits to the number of periods of care a beneficiary who remains eligible for the home health benefit can receive. While payment for each 30-day payment period is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits is below an established threshold that varies based on the diagnosis of a beneficiary; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the period of care; (c) adjustment to the admission source of claim if it is determined that the patient had a qualifying stay in a post-acute care setting within 14 days prior to the start of a 30-day payment period; (d) the timing of the 30-day payment period provided to a patient in relation to the admission date, regardless of whether the same home health provider provided care for the entire series of payment periods; (e) changes to the acuity of the patient during the previous 30-day payment period; (f) changes in the base payments established by the Medicare program; (g) adjustments to the base payments for case mix and geographic wages; and (h) recoveries of overpayments.

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

Management Services Revenue - The Company recognizes revenue earned from its management service agreements as the services are provided. Fees charged are based upon the contractual terms of each agreement.

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

Revenue By Payor

Revenue by payor for the three months ended June 30, 2026 and 2025, is summarized in the following tables:

	Three Months Ended June 30, 2026
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$62,264	$89,387	$—	$151,651	50.9%
Medicaid	4,303	12,959	22,553	39,815	13.4
Subtotal	66,567	102,346	22,553	191,466	64.3
Managed care	47,482	443	—	47,925	16.1
Private and other(a)	20,141	791	37,661	58,593	19.6
Total revenue	$134,190	$103,580	$60,214	$297,984	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations and management services agreement.

	Three Months Ended June 30, 2025
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$39,625	$64,196	$—	$103,821	47.3%
Medicaid	4,184	8,430	18,184	30,798	14.0
Subtotal	43,809	72,626	18,184	134,619	61.3
Managed care	30,182	437	—	30,619	13.9
Private and other(a)	18,259	707	35,297	54,263	24.8
Total revenue	$92,250	$73,770	$53,481	$219,501	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations and management services agreement.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue by payor for the six months ended June 30, 2026 and 2025, is summarized in the following tables:

	Six Months Ended June 30, 2026
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$122,814	$173,695	$—	$296,509	50.8%
Medicaid	8,598	26,003	42,535	77,136	13.2
Subtotal	131,412	199,698	42,535	373,645	64.0
Managed care	92,274	1,378	—	93,652	16.1
Private and other(a)	40,434	1,663	73,954	116,051	19.9
Total revenue	$264,120	$202,739	$116,489	$583,348	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations and management services agreement.

	Six Months Ended June 30, 2025
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$79,301	$125,645	$—	$204,946	47.8%
Medicaid	7,721	16,018	34,397	58,136	13.5
Subtotal	87,022	141,663	34,397	263,082	61.3
Managed care	59,964	1,369	—	61,333	14.3
Private and other(a)	34,548	1,324	69,056	104,928	24.4
Total revenue	$181,534	$144,356	$103,453	$429,343	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations and management services agreement.

Balance Sheet Impact

Included in the Company’s Condensed Consolidated Balance Sheets are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings, and cash collections, as well as contract liabilities, which primarily represent payments the Company receives in advance of services provided.

Accounts receivable, net as of June 30, 2026 and December 31, 2025 is summarized in the following table:

	June 30, 2026	December 31, 2025
Medicare	$74,383	$64,813
Medicaid	17,963	12,132
Managed care	25,912	24,570
Private and other	15,690	22,275
Accounts receivable	133,948	123,790
Less: allowance for credit losses	(766)	(681)
Accounts receivable, net	$133,182	$123,109

Concentrations - Credit Risk

The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid, which may be paid directly by those programs

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

or administered by third parties, such as in the case of Medicare Advantage plans or state Medicaid funds administered by managed care organizations. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from the Medicare and Medicaid programs accounted for approximately 68.9% and 62.2% of its total accounts receivable as of June 30, 2026 and December 31, 2025, respectively. Combined revenue from reimbursement under the Medicare and Medicaid programs accounted for 64.3% and 64.0% of the Company’s revenue for the three and six months ended June 30, 2026, and 61.3% of the Company’s revenue for both the three and six months ended June 30, 2025.

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

As of June 30, 2026, the Company provided services through 175 affiliated home health, hospice and home care agencies, and 69 affiliated senior living operations. The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. The Company’s Service Center provides various services to all lines of business. The CODM does not review assets by segment and therefore assets and capital expenditure by segment are not disclosed below.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present certain financial information regarding the Company’s reportable segments, provided that general and administrative expenses are not allocated to the reportable segments:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Three Months Ended June 30, 2026
Segment Revenue	$237,353	$58,497	$2,134	$297,984
Segment Cost of Services	196,402	42,535
Segment Adjusted EBITDAR from Operations	$40,951	$15,962		$56,913
Three Months Ended June 30, 2025
Segment Revenue	$165,248	$51,862	$2,391	$219,501
Segment Cost of Services	137,565	37,074
Segment Adjusted EBITDAR from Operations	$27,683	$14,788		$42,471

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Six Months Ended June 30, 2026
Revenue	$466,185	$113,151	$4,012	$583,348
Segment Cost of Services	388,433	80,925
Segment Adjusted EBITDAR from Operations	$77,752	$32,226		$109,978
Six Months Ended June 30, 2025
Revenue	$324,691	$101,396	$3,256	$429,343
Segment Cost of Services	269,734	72,159
Segment Adjusted EBITDAR from Operations	$54,957	$29,237		$84,194

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides a reconciliation of Segment Adjusted EBITDAR from Operations to Condensed Consolidated Income from Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment Adjusted EBITDAR from Operations	$56,913	$42,471	$109,978	$84,194
Less: Unallocated corporate expenses	19,285	14,235	37,610	27,929
Depreciation and amortization	3,112	2,224	5,728	4,116
Rent—cost of services	13,428	11,925	26,526	23,640
Income from equity method investment	370	—	370	—
Other income	626	255	480	186
Adjustments to Segment EBITDAR from Operations:
Less: Start-up operations(a)	58	(158)	353	(80)
Share-based compensation expense and related taxes(b)	3,057	2,212	5,646	4,379
Acquisition related costs(c)	350	2,166	704	2,438
Activities associated with transitioning operations(d)	—	(1,036)	—	(1,016)
Transition services costs(e)	1,257	—	1,664	—
Other unusual, non-recurring, or redundant charges(f)	—	16	—	67
Add: Net income attributable to noncontrolling interest	1,816	896	3,590	1,643
Condensed Consolidated Income from Operations	$17,186	$11,528	$34,487	$24,178

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(c)	Non-capitalizable costs associated with acquisitions.
(d)	During 2025, an affiliate of the Company held its memory care units in transition and converted the facility into an assisted living community. In 2026, this community is included in start-up operations.
(e)
Costs identified as redundant or non-recurring incurred by the Company as a result of the transition services agreement between the Company and UnitedHealth Group Incorporated (“UnitedHealth”) entered into as part of the acquisition agreement consummated on October 1, 2025. All amounts are included in Cost of services. Fees incurred under the transition services agreement were $2,491 and $5,306 for the three and six months ended June 30, 2026.

(f)	Represents other unusual, non-recurring, or redundant charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses.

Adjusted segment depreciation expense	Home Health and Hospice Services	Senior Living Services
Three Months Ended June 30, 2026	$601	$1,355
Three Months Ended June 30, 2025	$209	$1,169

Adjusted segment depreciation expense	Home Health and Hospice Services	Senior Living Services
Six Months Ended June 30, 2026	$1,005	$2,634
Six Months Ended June 30, 2025	$439	$2,280

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2026 Acquisitions

During the six months ended June 30, 2026, the Company expanded its operations with the addition of six senior living communities. In connection with four of the senior living communities acquired, the Company entered into new long-term “triple-net” leases. For the remaining two senior living communities acquired, the Company acquired the real estate of each community. The aggregate purchase price of the real estate acquired was $7,065, paid in cash and assumed liabilities, which consisted primarily of land and building. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction. These new communities included 348 operational senior living units to be operated by the Company’s independent operating subsidiaries.

On April 17, 2026, the Company acquired an additional hospice business for $2,087, which was allocated primarily to Goodwill. The operations of the acquired business were integrated into an existing hospice agency owned by Pennant.

On October 1, 2025, the Company acquired certain operations of UnitedHealth, Amedisys, Inc. (“Amedisys”), and certain other sellers, to complement our home health, hospice, and home care businesses. As of December 31, 2025, our determination and allocation of the purchase price to net tangible and intangible assets was based on preliminary estimates. During the quarter ended June 30, 2026, the Company agreed to final working capital and other closing considerations which resulted in in a $387 reduction in the purchase price. The Company also revised its allocation of the purchase price and recognized adjustments to the provisional values as of June 30, 2026, which increased Accounts receivable, net by $3,070. Combined with the change in purchase price, this resulted in a decrease to Goodwill of $3,457.

The following table sets forth the current allocation of the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed of the acquired UnitedHealth and Amedisys operations:

Purchase price consideration transferred	$146,817
Assets acquired:
Accounts receivable, net	21,678
Property and equipment, net	358
Right-of-use assets	6,197
Restricted and other assets	678
Indefinite-lived intangibles	77,990
Goodwill	72,254
Total fair value of assets acquired	179,155
Liabilities assumed:
Accrued wages and related liabilities	$3,556
Lease liabilities—current	2,344
Other accrued liabilities	3,507
Long-term lease liabilities—less current portion	3,854
Other long-term liabilities	296
Total fair value of liabilities assumed	13,557
Noncontrolling interest of acquired net assets	18,781
Fair value of net assets acquired	$146,817

There were no material acquisition costs that were incurred related to the business combinations during the three and six months ended June 30, 2026.

2025 Acquisitions

During the six months ended June 30, 2025, the Company expanded its operations with the addition of five home health agencies, four hospice agencies, and four senior living communities. In connection with three of the senior living communities acquired, the Company entered into new long-term “triple-net” leases. For the remaining senior living community

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

acquired, the Company acquired the real estate of the community. These new communities included 316 operational senior living units to be operated by the Company's independent operating subsidiaries.

There were no material acquisition costs that were expensed related to the business combinations during the six months ended June 30, 2025.

Subsequent Events

On August 1, 2026, the Company acquired the real estate of one senior living community located in Arizona for $7,000. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of the acquired operation as part of the transaction. This new community includes 63 operational senior living units to be operated by one of the Company’s independent operating subsidiaries.

8. PROPERTY AND EQUIPMENT—NET
Property and equipment, net consist of the following:

	June 30, 2026	December 31, 2025
Land	$10,291	$8,688
Building	21,137	16,025
Leasehold improvements	29,721	25,349
Equipment	47,828	37,697
Furniture and fixtures	3,265	2,540
Construction in progress	3,546	6,147
	115,788	96,446
Less: accumulated depreciation	(40,492)	(35,462)
Property and equipment, net	$75,296	$60,984

Depreciation expense was $3,112 and $5,728 for the three and six months ended June 30, 2026, and $2,224 and $4,116 for the three and six months ended June 30, 2025. Management has evaluated its long-lived assets and determined there was no impairment recorded during the three and six months ended June 30, 2026 and 2025.

9. EQUITY METHOD INVESTMENT
On June 1, 2026, the Company, through a wholly-owned operating subsidiary, entered into a contractual joint operating arrangement to be governed by the existing Management Services Agreement (the “MSA”) with Hartford Healthcare at Home, Inc. related to the provision of certain home health and hospice services in Connecticut. In connection with the arrangement, (i) the Company provides management, administrative, billing, operational, and other consulting services to the operator of the agencies, and (ii) the Company acquired the contractual right to receive 30% of the profits and losses recognized in connection with such arrangement in exchange for a $28,428 purchase payment including transaction costs. Because the Company will not have a majority interest in or exercise control with respect to this arrangement, the arrangement is accounted for using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures. As of June 30, 2026, the carrying value of this investment was $28,798. For this investment, there was no difference in the carrying amount of the assets and liabilities and the maximum exposure to loss. Net income recognized on our proportionate shares of the net assets of our equity method investments was $370 for the three and six months ended June 30, 2026.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS
The following table represents activity in goodwill by segment for the six months ended June 30, 2026:

	Home Health and Hospice Services	Senior Living Services	Total
December 31, 2025	$233,604	$3,642	$237,246
Additions	2,000	—	2,000
Purchase price allocation adjustment	(3,457)	—	(3,457)
June 30, 2026	$232,147	$3,642	$235,789

Other indefinite-lived intangible assets consist of the following:

	June 30, 2026	December 31, 2025
Trade names	$18,161	$18,161
Medicare and Medicaid licenses	181,281	181,281
Total	$199,442	$199,442

No goodwill or intangible asset impairment charges were recorded during the three and six months ended June 30, 2026 and 2025.

11. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	June 30, 2026	December 31, 2025
Self-insurance liabilities	$10,815	$8,368
Hospice CAP liabilities	3,649	3,958
Deferred revenue	2,478	2,291
Refunds payable	3,796	4,049
Property taxes	1,411	1,602
Resident deposits	779	880
Software license payable	908	908
Finance leases liabilities—current	6,502	818
Other	3,803	3,977
Other accrued liabilities	$34,141	$26,851

Deferred revenue occurs when the Company receives payments in advance of services provided. Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Resident deposits include refundable deposits to residents.

12. LEASES
The Company has operating leases through which its independent operating subsidiaries lease administrative offices of home health and hospice agencies, senior living communities, and corporate offices with initial lease terms ranging from one to 25 years. Most of these operating leases are non-cancelable, contain renewal options, most involve rent increases, and none contain purchase options. The lease term excludes lease renewals because the renewal rents are not at a bargain, there are no economic penalties for the Company to renew the lease, and it is not reasonably certain that the Company will exercise the extension options. The Company elected the accounting policy practical expedients in ASC 842 to: (i) combine associated lease and non-lease components into a single lease component; and (ii) exclude recording short-term leases as right-of-use assets and liabilities on the Condensed Consolidated Balance Sheets. Non-lease components, which are not significant overall, are combined with lease components. The Company also has finance leases which have initial terms between 2 and 5 years. As of

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2026, the Company has a real estate lease with a purchase option that the Company is reasonably certain to exercise and leased vehicles that are considered finance leases under ASC 842.

As of June 30, 2026, the Company’s independent operating subsidiaries leased 35 senior living communities from subsidiaries of Ensign (“Ensign Leases”), the majority of which are under master lease arrangements. The existing leases with subsidiaries of Ensign have initial terms of between 14 to 20 years. The total amount of rent expense included in rent - cost of services paid to subsidiaries of Ensign was $4,062 and $7,911 for the three and six months ended June 30, 2026, and $3,755 and $7,509 for the three and six months ended June 30, 2025. In addition to rent, each of the operating companies are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all community maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties.

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

Finance lease balances consist of the following:

	June 30, 2026	December 31, 2025
Finance lease balances:
Finance right-of-use assets(a)	$8,004	$6,586
Finance lease liabilities—current(b)	$6,502	$818
Long-term finance lease liabilities—less current portion(c)	$1,637	$5,845

(a)	Finance right-of-use assets are included in Restricted and other assets on our Condensed Consolidated Balance Sheets.
(b)	Finance lease liabilities—current are included in Other accrued liabilities on our Condensed Consolidated Balance Sheets.
(c)	Long-term finance lease liabilities—less current portion are included in Other long-term liabilities on our Condensed Consolidated Balance Sheets.

The components of total lease cost, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs:
Community Rent—cost of services	$10,197	$9,700	$20,082	$19,273
Office Rent—cost of services	3,231	2,225	6,444	4,367
Rent—cost of services(a)	$13,428	$11,925	$26,526	$23,640
General and administrative expense	$226	$145	$511	$306
Variable lease cost(b)	$2,889	$2,425	$5,606	$4,828
Finance lease costs:
Amortization of lease assets(c)	$395	$118	$658	$215
Interest on lease liabilities(d)	$105	$97	$201	$166

(a)	Includes short-term lease cost, which is immaterial.
(b)
Represents variable lease cost for operating leases, which costs include property taxes, insurance, common area maintenance, and consumer price index increases, incurred as part of the Company’s triple net leases, and which is included in cost of services for our home health and hospice and senior living leases, and general and administrative expense for our Service Center leases for the three and six months ended June 30, 2026 and 2025.

(c)	Amortization of lease assets is included in Depreciation and amortization on our Condensed Consolidated Statements of Income.
(d)	Interest on lease liabilities is included in Interest expense, net on our Condensed Consolidated Statements of Income.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table shows the lease maturity analysis for all leases as of June 30, 2026:

Year	Operating Lease Amounts	Finance Lease Amounts
2026 (Remainder)	$24,253	$971
2027	46,943	6,474
2028	44,014	909
2029	41,400	220
2030	39,638	20
Thereafter	232,997	—
Total lease payments	429,245	8,594
Less: present value adjustments	(139,330)	(455)
Present value of total lease liabilities	289,915	8,139
Less: current lease liabilities	(26,551)	(6,502)
Long-term lease liabilities	$263,364	$1,637

Lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at each lease’s commencement date to determine each lease's operating lease liability. As of June 30, 2026, for our operating leases, the weighted average remaining lease term is 10.5 years and the weighted average discount rate is 7.9%. As of December 31, 2025, for our operating leases, the weighted average remaining lease term was 10.7 years and the weighted average discount rate was 7.9%. As of June 30, 2026, for our finance leases, the weighted average remaining lease term and the weighted average discount rate was 1.4 years and 6.2%, respectively. As of December 31, 2025, for our finance leases, the weighted average remaining lease term and the weighted average discount rate was 1.5 years and 6.3%, respectively.

13. DEBT
Long-term debt consists of the following:

	June 30, 2026	December 31, 2025
Amended revolving credit facility	$101,000	$75,000
Incremental term loans	97,500	100,000
Total debt	198,500	175,000
Less current maturities	5,000	5,000
Unamortized debt issuance costs(a)	(1,001)	(1,163)
Long-term debt, net	$192,499	$168,837

(a)
For the three and six months ended June 30, 2026, outstanding debt issuance costs of $2,641 are recorded in Restricted and other assets and $1,001 are recorded in Long-term debt, net. For the year ended December 31, 2025, outstanding debt issuance costs of $3,058 are recorded in Restricted and other assets and $1,163 are recorded in Long-term debt, net.

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

On November 3, 2025, Pennant entered into the First Amendment to Amended and Restated Credit Agreement (the “First Amendment”), which provides for an incremental term loan with an aggregate principal amount of $100,000 (the “Incremental Term Loans”). The Incremental Term Loans constitute term loans under, and are subject to the terms and provisions of, the Amended Credit Agreement, including bearing interest at the same interest rate, and having the same maturity date, as the Amended Revolving Credit Facility. In conjunction with the First Amendment, the Company incurred additional debt issuance costs of $1,203. The debt issuance costs associated with the Incremental Term Loans are recorded in Long-term debt, net. As of June 30, 2026, the Company’s weighted average interest rate on its outstanding debt was 5.88%.

As of June 30, 2026, the Company had available borrowing on the Amended Revolving Credit Facility of $145,564, which was net of outstanding letters of credit of $3,436.

The fair value of the Amended Revolving Credit Facility and the Incremental Term Loans approximates carrying value, due to the short-term nature and variable interest rates. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates.

The Amended Credit Agreement is guaranteed, jointly and severally, by certain of the Company’s independent operating subsidiaries, and is secured by a pledge of stock of the Company's material independent operating subsidiaries as well as a first lien on substantially all of each material operating subsidiary's personal property. The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain leverage ratios that impact the amount of interest. As of June 30, 2026, the Company was compliant with all such financial covenants.

14. OPTIONS AND AWARDS
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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total share-based compensation expense for all Pennant Plans for the three and six months ended June 30, 2026 and 2025 was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Share-based compensation expense related to stock options	$2,366	1,642	$4,266	$2,974
Share-based compensation expense related to Restricted Stock	162	182	370	614
Share-based compensation expense related to Restricted Stock to non-employee directors	421	359	834	742
Total share-based compensation	$2,949	$2,183	$5,470	$4,330

In future periods, the Company estimates it will recognize the following share-based compensation expense for unvested stock options and unvested Restricted Stock as of June 30, 2026:

	Unrecognized Compensation Expense	Weighted Average Recognition Period (in years)
Unvested Stock Options	$37,340	4.1
Unvested Restricted Stock	1,502	2.8
Total unrecognized share-based compensation expense	$38,842
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

The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted as of June 30:

Grant Year	Options Granted	Risk-Free Interest Rate	Expected Life(a)	Expected Volatility(b)	Dividend Yield	Weighted Average Fair Value of Options
2026	988	4.0%	6.5	52.7%	—%	$19.57
2025	962	4.1%	6.5	42.0%	—%	$13.88

(a)
Under the midpoint method, the expected option life is the midpoint between the contractual option life and the average vesting period for the options being granted. This resulted in an expected option life of 6.5 years for the options granted.

(b)	Because the Company’s equity shares have been traded for a relatively short period of time, expected volatility assumption was based on the volatility of related industry stocks.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table represents the employee stock option activity during the six months ended June 30, 2026:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
December 31, 2025	4,367	22.34	1,811	$21.44
Granted	988	34.76
Exercised	(142)	17.09
Forfeited	(126)	23.81
Expired	(14)	30.57
June 30, 2026	5,073	$24.85	2,184	$22.03

Restricted Stock

A summary of the status of Pennant’s non-vested Restricted Stock, and changes during the six months ended June 30, 2026, is presented below:

	Non-Vested Restricted Stock	Weighted Average Grant Date Fair Value
December 31, 2025	127	$18.17
Granted	85	32.11
Vested	(85)	32.11
Forfeited	(8)	18.41
June 30, 2026	119	$18.16

15. INCOME TAXES
The Company recorded income tax expense of $3,936 and $2,598, or 26.5% and 24.6% of earnings before income taxes, for the three months ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate is primarily attributable to higher state income taxes driven by changes in the geographic mix of earnings, net of the associated federal tax benefit.

The Company recorded income tax expense of $7,730 and $5,452, or 26.7% and 24.8% of earnings before income taxes, for the six months ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate is primarily attributable to higher state income taxes driven by changes in the geographic mix of earnings, net of the associated federal tax benefit.

16. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS
The Company has a 401(k) defined contribution plan (the “401(k) Plan”), whereby eligible employees may contribute up to 90% of their annual basic earnings, subject to applicable annual Internal Revenue Code limits. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company. The Company expensed matching contributions to the 401(k) Plan of $962 and $1,813 for the three and six months ended June 30, 2026, and $549 and $1,127 for the three months ended June 30, 2025.

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

At June 30, 2026 and December 31, 2025, the Company’s deferred compensation liabilities were $6,638 and $3,816, respectively, in other long-term liabilities on the Condensed Consolidated Balance Sheets. The cash surrender value of the individual variable life insurance contracts is based on investment funds that shadow the investment allocations specified by participants in the DCP. At June 30, 2026 and December 31, 2025, the cash surrender value of the company owned life insurance (“COLI”) policies were $6,634 and $3,812, respectively, and were included as a component of restricted and other assets on the Condensed Consolidated Balance Sheets. There are no outstanding loan amounts offset against the cash surrender value of the COLI policies. The gains and losses recorded for the change in cash surrender value were immaterial for each period presented.

17. COMMITMENTS AND CONTINGENCIES
Regulatory Matters - The Company provides services in complex and highly regulated industries. The Company’s compliance with applicable U.S. federal, state and local laws and regulations governing these industries may be subject to governmental review and adverse findings may result in significant regulatory action, which could include sanctions, damages, fines, penalties (many of which may not be covered by insurance), and even temporary or permanent exclusion from government programs. The Company is a party to various regulatory and other governmental audits and investigations in the ordinary course of business and cannot predict the ultimate outcome of any federal or state regulatory survey, audit or investigation. While governmental audits and investigations are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve and penalties subject to appeal may remain in place during such appeals. The Department of Justice (“DOJ”), Department of Health and Human Services (“HHS”), Centers for Medicare and Medicaid Services (“CMS”), or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses. The Company believes it is presently in compliance in all material respects with all applicable laws and regulations.

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

In addition to the potential lawsuits and claims described above, the Company also is subject to potential lawsuits under the False Claims Act (the “FCA”) and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. Litigation under the FCA may be commenced by the DOJ or individual plaintiffs alleging a violation of applicable federal laws regarding healthcare payments and service delivery. A violation may provide the basis for exclusion from federally funded healthcare programs. Such exclusions could have a correlative negative impact on the Company’s financial performance. Some states, including California, Arizona and Texas, have enacted similar whistleblower and false claims laws and regulations. In addition, the Deficit Reduction Act of 2005 created incentives for states to enact anti-fraud legislation modeled on the FCA, for which 18 states have qualified, including California and Texas, where we conduct business. As such, the Company could face scrutiny, potential liability and legal expenses and costs based on claims under state false claims acts in markets in which it conducts business.

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

The Company cannot predict or provide any assurance as to the possible outcome of any litigation. If any litigation were to proceed, and the Company and its operating companies are subjected to, alleged to be liable for, or agree to a settlement of, claims or obligations under federal Medicare statutes, the FCA, or similar state and federal statutes and related regulations, the Company’s business, financial condition and results of operations and cash flows could be materially and adversely affected. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged civil violations, fines, or penalties, and may also include the assumption of specific procedural and financial obligations by the Company or its independent operating subsidiaries going forward under a corporate integrity agreement and/or other arrangement with the government. The Company establishes reserves to cover the anticipated costs of such litigation, including legal fees and expected settlements, based on the Company’s historical litigation experience, current developments, and other factors.

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

As of June 30, 2026, 16 of the Company’s independent operating subsidiaries had Reviews scheduled, on appeal or in dispute resolution process, both pre- and post-payment. If an operation fails an initial or subsequent Review, the operation could then be subject to extended Review, suspension of payment, or extrapolation of the identified error rate to all billing in the same time period. The Company, from time to time, receives record requests in Reviews which have resulted in claim denials on paid claims. The Company has appealed substantially all denials arising from these Reviews using the applicable appeals process. As of June 30, 2026, and through the filing of this Quarterly Report on Form 10-Q, the Company’s independent operating subsidiaries have responded to the Reviews that are currently ongoing, on appeal or in dispute resolution process. The Company cannot predict the ultimate outcome of any regulatory and other governmental Reviews. While such Reviews are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The costs to respond to and defend such Reviews may be significant and an adverse determination in such Reviews may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, other penalties (some of which may not be covered by insurance), and termination from Medicare programs which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.

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

    The risk factors discussed in this Quarterly Report and the 2025 Annual Report under the heading “Risk Factors,” could cause our results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•federal and state changes to, or delays receiving, reimbursement and other aspects of Medicaid and Medicare, including proposed Medicare reimbursement reductions in the Calendar Year 2026 Home Health Prospective Payment System Rate Update Final Rule and changes to Medicaid funding and eligibility within the One Big Beautiful Bill Act;
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

Overview

We are a leading provider of high-quality healthcare services to patients and residents of all ages, including the growing senior population, in the United States. We strive to be the provider of choice in the communities we serve through our innovative operating model. We operate in multiple lines of businesses including home health, hospice and senior living services across Alabama, Arizona, California, Colorado, Georgia, Idaho, Montana, Nevada, Oklahoma, Oregon, Tennessee, Texas, Utah, Washington, Wisconsin and Wyoming. We also provide home health and hospice operational support through a management service agreement in Connecticut. See Note 9, Equity Method Investments, for further details about our investment in these operations. As of June 30, 2026, our home health and hospice business provided home health, hospice and home care services from 175 agencies operating across these 16 states, and our senior living business operated 69 senior living communities throughout seven states.

The following table summarizes our affiliated home health and hospice agencies and senior living communities as of:

	December 31,								June 30,
	2018	2019	2020	2021	2022	2023	2024	2025	2026
Home health and hospice agencies	54	63	76	88	95	111	123	172	175
Senior living communities	50	52	54	54	49	51	57	63	69
Senior living units	3,820	3,963	4,127	4,127	3,500	3,588	3,960	4,428	4,776
Total number of home health, hospice, and senior living operations	104	115	130	142	144	162	180	235	244

Recent Activities

Acquisitions. During the six months ended June 30, 2026, we expanded our operations with the addition of six senior living communities. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction.

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

On July 30, 2026, CMS issued the Calendar Year (“CY”) 2027 Hospice Wage Index and Payment Rate Update proposed rule (“Hospice Payment Final Rule”). The Hospice Payment Final Rule’s net payment update percentage is 2.3%, which is an estimated increase of $755 million in payments from fiscal year 2026 in the aggregate across all hospice providers. The payment update percentage is based on a 3.2% market basket percentage increase, reduced by a 0.9% productivity adjustment. In addition, the Hospice Payment Final Rule updates the statutory aggregate cap of the total overall payments per patient that may be made to a hospice annually to $36,174.75 for fiscal year 2027, which is an increase of 2.3% from the 2026 fiscal year cap of $35,361.44.

The Hospice Payment Final Rule makes a technical change extending a hospice’s ability to use telehealth to conduct encounters that otherwise have to be conducted face-to-face through December 31, 2027, to align with the Consolidated Appropriations Act of 2026. Further, CMS has made the hospice election statement addendum, which was originally only provided to hospice patients upon request, mandatory for all hospice elections. In publishing the Hospice Payment Final Rule, CMS explained that this requirement will provide beneficiaries additional transparency regarding the items, services, and drugs not covered under Medicare’s hospice benefits, so that those beneficiaries can make appropriate treatment decisions. Finally, as part of the Hospice Quality Reporting Program, CMS will add an icon to the Medicare.gov Compare Tool that will identify hospices failing to submit any data or submitting less than the required quality data beginning in the 2028 fiscal year.

Effective May 13, 2026, CMS announced a six-month, nationwide moratorium on new Medicare enrollment applications for hospice providers and home health agencies (“HHA”); this applies to all initial Medicare enrollment applications and to certain changes in majority ownership of existing enrolled providers. The moratorium does not affect currently enrolled providers. This moratorium was announced in coordination with the Anti-Fraud Task Force focusing on initiatives to combat fraud, waste, and abuse. Also, in connection with such moratorium, CMS announced certain enforcement activity against hospices and HHAs (e.g., suspension of Medicare payments to certain providers). Notably, CMS announced heightened scrutiny of newly enrolled providers in Arizona, California, Georgia, Nevada, Ohio, Oklahoma, and Texas. Following CMS’s announcement of this moratorium, certain states have followed suit: Ohio announced a Medicaid enrollment moratorium on May 14, 2026, through November 14, 2026; Arkansas announced it will no longer accept applications for hospices effective May 13, 2026; and, Nevada announced a temporary pause on the issuance of new state licenses for hospices and HHAs on June 5, 2026. All of these reflect alignment with the federal enrollment moratorium.
On July 1, 2026, CMS published the CY 2027 Home Health Prospective Payment System proposed rule (“HHA Payment Proposed Rule”). The HHA Payment Proposed Rule includes several changes that, if finalized, could materially impact our home health offerings. Under the HHA Payment Proposed Rule, CMS proposes increasing the aggregate net payments to home health agencies by 2.4%, resulting in an aggregate estimated increase across all home health providers of $420 million in payments compared to CY 2026. The payment update percentage includes a payment increase of 2.1% or $370 million, and a 0.3% update to the fixed dollar loss ratio for outlier payments, representing a $50 million increase in funding.

The HHA Payment Proposed Rule also proposes several specific Home Health Quality Reporting Program (“QRP”) proposals. First, CMS proposed to shorten the OASIS assessment data submission and correction deadline to the fifteenth day of the second month after the end of the calendar quarter, beginning with the CY 2027 QRP. Second, CMS proposed aligning the OASIS APU reporting period, which currently begins each July 1 and ends the following June 30, with the calendar year. Third, CMS proposed regulatory changes to transition the QRP noncompliance reconsideration process from letter-based communications to a digital process using communications through CMS’s data submission system to expedite this process

The HHA Payment Proposed Rule also set forth significant changes to Medicare provider and supplier enrollment processes. If adopted, these provisions would apply to any Medicare provider or supplier, consistent with HHS and CMS’s stated priorities of combatting fraud, waste, and abuse. First, CMS proposed to expand the false-or-misleading information basis for denying or revoking enrollment in Medicare so that this lower standard for denial or revocation of enrollment shall be applicable to any and all of CMS’s and Medicare’s provider-enrollment-related forms or documentation. Second, CMS proposed new and expanded grounds for denying enrollment in Medicare, including but not limited to, an applicant’s failure to abide by certain change in majority ownership rules for hospices and HHAs, if that applicant’s licensure or participation ins a state or federal program for the payment of healthcare services had been suspended or revoked. Third, CMS proposed to make all Medicare enrollment revocations retroactive to the date the event or circumstance giving rise to revocation began, rather than applying only prospectively and commencing 30 days after CMS or its contractor mails notice of revocation to the provider.

Fourth, the HHA Payment Proposed Rule expands the reapplication-bar authority so that CMS may prohibit a prospective provider or supplier from enrolling in Medicare for up to ten years if its prior application is denied for certain reasons defined by regulation, such as noncompliance with enrollment requirements, misconduct, or unpaid claims or debt owed to Medicare. The proposed rule, if adopted, would significantly expand the grounds on which providers or suppliers are barred from re-applying for enrollment in Medicare after a prior enrollment denial, which currently are limited to denials based on false or misleading information. Finally, a series of other enrollment-related changes were proposed including a new general signage requirement, documentation requirements, and clarification of procedures for appeals and rebuttals concerning CMS’s enrollment decisions.

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

The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Home health services:
Total home health admissions	28,947	17,832	59,668	36,710
Total Medicare home health admissions	11,916	6,980	25,219	14,579
Average Medicare revenue per 60-day completed episode(a)	$3,716	$3,788	$3,689	$3,744
Hospice services:
Total hospice admissions	4,844	3,500	9,649	7,283
Average hospice daily census	5,477	3,909	5,339	3,852
Hospice Medicare revenue per day	$191	$190	$191	$190

(a)	The year-to-date average Medicare revenue per 60-day completed episode includes post-period claim adjustments for prior quarters.

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

The following table summarizes our senior living statistics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Occupancy	78.9%	78.8%	78.7%	78.7%
Average monthly revenue per occupied unit	$5,392	$5,188	$5,390	$5,165

Revenue Sources

Home Health and Hospice Services

Home Health. We derive the majority of our home health revenue from Medicare and managed care. The Medicare payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor, and other reasons unrelated to credit risk. Net service revenue is recognized in accordance with PDGM methodology. Under PDGM, Medicare provides agencies with payments for each 30-day period of care provided to beneficiaries. If a beneficiary is still eligible for care after the end of the first 30-day payment period, a second 30-day payment period can begin. There are no limits to the number of periods of care a beneficiary who remains eligible for the home health benefit can receive. While payment for each 30-day period of care is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The PDGM payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits is below an established threshold that varies based on the diagnosis of a beneficiary; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the period of care; (c) adjustment to the admission source of claim if it is determined that the patient had a qualifying stay in a post-acute care setting within 14 days prior to the start of a 30-day payment period; (d) the timing of the 30-day payment period provided to a patient in relation to the admission date, regardless of whether the same home health provider provided care for the entire series of payment periods; (e) changes to the acuity of the patient during the previous 30-day period of care; (f) changes in the base payments established by the Medicare program; (g) adjustments to the base payments for case mix and geographic wages; and (h) recoveries of overpayments. These variables are subject to periodic adjustments set by CMS regulations. For further detail regarding PDGM see the Government Regulation section of our 2025 Annual Report.

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	100.0%	100.0%	100.0%	100.0%
Expense:
Cost of services	81.4	80.8	81.5	80.6
Rent—cost of services	4.5	5.4	4.5	5.5
General and administrative expense	7.3	8.0	7.1	7.6
Depreciation and amortization	1.0	1.0	1.0	1.0
Loss (gain) on disposition of property and equipment, net	—	(0.5)	—	(0.2)
Total expenses	94.2	94.7	94.1	94.5
Income from operations	5.8	5.3	5.9	5.5
Other expense, net:
Other income	0.2	0.1	0.1	—
Income from equity method investment	0.1	—	0.1	—
Interest expense, net	(1.1)	(0.5)	(1.1)	(0.6)
Other expense, net	(0.8)	(0.4)	(0.9)	(0.6)
Income before provision for income taxes	5.0	4.9	5.0	4.9
Provision for income taxes	1.3	1.3	1.4	1.1
Net income	3.7	3.6	3.6	3.8
Less: Net income attributable to noncontrolling interest	0.7	0.4	0.6	0.3
Net income attributable to The Pennant Group, Inc.	3.0%	3.2%	3.0%	3.5%

The following table presents our consolidated GAAP Financial measures for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Consolidated GAAP Financial Measures:
Total revenue	$297,984	$219,501	$583,348	$429,343
Total expenses	280,798	207,973	$548,861	$405,165
Income from operations	$17,186	$11,528	$34,487	$24,178

The following tables present certain financial information regarding our reportable segments for the periods presented. General and administrative expenses are not allocated to the reportable segments.

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Three Months Ended June 30, 2026
Segment Revenue	$237,353	$58,497	$2,134	$297,984
Segment Cost of Services	196,402	42,535
Segment Adjusted EBITDAR from Operations	$40,951	$15,962		$56,913
Three Months Ended June 30, 2025
Segment Revenue	$165,248	$51,862	$2,391	$219,501
Segment Cost of Services	137,565	37,074
Segment Adjusted EBITDAR from Operations	$27,683	$14,788		$42,471

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Six Months Ended June 30, 2026
Segment Revenue	$466,185	$113,151	$4,012	$583,348
Segment Cost of Services	388,433	80,925
Segment Adjusted EBITDAR from Operations	$77,752	$32,226		$109,978
Six Months Ended June 30, 2025
Segment Revenue	$324,691	$101,396	$3,256	$429,343
Segment Cost of Services	269,734	72,159
Segment Adjusted EBITDAR from Operations	$54,957	$29,237		$84,194

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations to Condensed Consolidated Income from Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Segment Adjusted EBITDAR from Operations(a)	$56,913	$42,471	$109,978	$84,194
Less: Unallocated corporate expenses	19,285	14,235	37,610	27,929
Depreciation and amortization	3,112	2,224	5,728	4,116
Rent—cost of services	13,428	11,925	26,526	23,640
Income from equity method investment	370	—	370	—
Other expense	626	255	480	186
Adjustments to Segment EBITDAR from Operations:
Less: Start-up operations(b)	58	(158)	353	(80)
Share-based compensation expense(c)	3,057	2,212	5,646	4,379
Acquisition related costs(d)	350	2,166	704	2,438
Activities associated with transitioning operations(e)	—	(1,036)	—	(1,016)
Transition services costs(f)	1,257	—	1,664	—
Other unusual, non-recurring, or redundant charges(g)	—	16	—	67
Add: Net income attributable to noncontrolling interest	1,816	896	3,590	1,643
Income from operations	$17,186	$11,528	$34,487	$24,178

(a)	Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, unallocated corporate and administrative expenses, and, in order to view the operations’ performance on a comparable basis from period to period, certain adjustments including: (1) activities associated with start-up operations, (2) share-based compensation expense, (3) acquisition related costs, (4) activities associated with transitioning operations, (5) transition services costs, (6) other unusual, non-recurring, or redundant charges, and (7) net income attributable to noncontrolling interest. “All Other” consists of revenues generated at operating locations not included in the segment financial information reviewed by the CODM. Revenue included in the “All Other” category is insignificant individually, and therefore does not constitute a reportable segment. General and administrative expenses are not allocated to the reportable segments, and are included as “Unallocated corporate expenses”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(b)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(c)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(d)	Non-capitalizable costs associated with acquisitions.
(e)	During 2025, an affiliate of the Company held its memory care units in transition and converted the facility into an assisted living community. In 2026, this community is included in start-up operations.
(f)	Costs identified as redundant or non-recurring incurred by the Company as a result of the transition services agreement between the Company and UnitedHealth Group Incorporated (“UnitedHealth”) entered into as part of the acquisition agreement consummated on October 1, 2025. All amounts are included in Cost of services. Fees incurred under the transition services agreement were $2,491 and $5,306 for the three and six months ended June 30, 2026.
(g)	Represents other unusual, non-recurring, or redundant charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses.

Performance and Valuation Measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Consolidated Non-GAAP Financial Measures:
Performance Metrics
Consolidated EBITDA	$19,478	$13,111	$37,475	$26,837
Consolidated Adjusted EBITDA	$24,267	$16,375	$45,977	$32,748
Valuation Metric
Consolidated Adjusted EBITDAR	$37,628		$72,368

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Segment Non-GAAP Measures:(a)
Segment Adjusted EBITDA from Operations
Home health and hospice services	$37,734	$25,469	$71,334	$50,608
Senior living services	$5,818	$5,141	$12,252	$10,069

(a)	General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss.

The table below reconciles Consolidated Net Income to the consolidated Non-GAAP financial measures, Consolidated EBITDA and Consolidated Adjusted EBITDA, and to the Non-GAAP valuation measure, Consolidated Adjusted EBITDAR, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Consolidated net income	$10,898	$7,981	$21,191	$16,503
Less: Net income attributable to noncontrolling interest	1,816	896	3,590	1,643
Add: Provision for income taxes	3,936	2,598	7,730	5,452
Interest expense, net	3,348	1,204	6,416	2,409
Depreciation and amortization	3,112	2,224	5,728	4,116
Consolidated EBITDA	19,478	13,111	37,475	26,837
Adjustments to Consolidated EBITDA
Add: Start-up operations(a)	58	(158)	353	(80)
Share-based compensation expense(b)	3,057	2,212	5,646	4,379
Acquisition related costs(c)	350	2,166	704	2,438
Activities associated with transitioning operations(d)	—	(1,036)	—	(1,016)
Transition services costs(e)	1,257	—	1,664	—
Other unusual, non-recurring, or redundant charges(f)	—	16	—	67
Rent related to items (a) and (d) above	67	64	135	123
Consolidated Adjusted EBITDA	24,267	16,375	45,977	32,748
Rent—cost of services	13,428	11,925	26,526	23,640
Rent related to items (a) and (d) above	(67)	(64)	(135)	(123)
Adjusted rent—cost of services	13,361	11,861	26,391	23,517
Consolidated Adjusted EBITDAR	$37,628		$72,368

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(c)	Non-capitalizable costs associated with acquisitions.
(d)	During 2025, an affiliate of the Company held its memory care units in transition and converted the facility into an assisted living community. In 2026, this community is included in start-up operations.
(e)	Costs identified as redundant or non-recurring incurred by the Company as a result of the transition services agreement between the Company and UnitedHealth Group Incorporated (“UnitedHealth”) entered into as part of the acquisition agreement consummated on October 1, 2025. All amounts are included in Cost of services. Fees incurred under the transition services agreement were $2,491 and $5,306 for the three and six months ended June 30, 2026.
(f)
Represents other unusual, non-recurring, or redundant charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses.

The table below reconciles Segment Adjusted EBITDAR from Operations to Segment Adjusted EBITDA from Operations for the periods presented:

	Three Months Ended June 30,
	Home Health and Hospice		Senior Living
	2026	2025	2026	2025
	(In thousands)
Segment Adjusted EBITDAR from Operations	$40,951	$27,683	$15,962	$14,788
Less: Rent—cost of services	3,230	2,226	10,198	9,699
Rent related to start-up and transitioning operations	(13)	(12)	(54)	(52)
Segment Adjusted EBITDA from Operations	$37,734	$25,469	$5,818	$5,141

	Six Months Ended June 30,
	Home Health and Hospice		Senior Living
	2026	2025	2026	2025
	(In thousands)
Segment Adjusted EBITDAR from Operations	$77,752	$54,957	$32,226	$29,237
Less: Rent—cost of services	6,444	4,368	20,083	19,272
Rent related to start-up and transitioning operations	(26)	(19)	(109)	(104)
Segment Adjusted EBITDA from Operations	$71,334	$50,608	$12,252	$10,069

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

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Revenue

	Three Months Ended June 30,
	2026		2025
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$119,447	40.1%	$79,194	36.1%
Hospice	103,580	34.8	73,770	33.6
Home care and other(a)	14,743	4.9	13,056	5.9
Total home health and hospice services	237,770	79.8	166,020	75.6
Senior living services	60,214	20.2	53,481	24.4
Total revenue	$297,984	100.0%	$219,501	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $78.5 million, or 35.8%, during the three months ended June 30, 2026. We experienced growth of $71.8 million from increased operational performance in our Home Health and Hospice segment from increased admissions and census, primarily driven by newly acquired agencies when compared to the three months ended June 30, 2025. The growth in our Senior Living segment resulted in an increase in revenue of $6.7 million driven by acquired senior living communities and an improved average rate per occupied room and improved occupancy.
Home Health and Hospice Services

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$119,447	$79,194	$40,253	50.8%
Hospice services	103,580	73,770	29,810	40.4
Home care and other	14,743	13,056	1,687	12.9
Total home health and hospice revenue	$237,770	$166,020	$71,750	43.2%

	Three Months Ended June 30,
	2026	2025	Change	% Change
Home health services:
Total home health admissions	28,947	17,832	11,115	62.3%
Total Medicare home health admissions	11,916	6,980	4,936	70.7
Average Medicare revenue per 60-day completed episode	$3,716	$3,788	$(72)	(1.9)
Hospice services:
Total hospice admissions	4,844	3,500	1,344	38.4
Average daily hospice census	5,477	3,909	1,568	40.1
Hospice Medicare revenue per day	$191	$190	$1	0.5
Number of home health and hospice agencies at period end	175	137	38	27.7

Home health and hospice revenue increased $71.8 million, or 43.2%, for the three months ended June 30, 2026 compared to the prior year quarter. Revenue grew due to an increase in certain key performance indicators, including an increase of 62.3% in total home health admissions, an increase in total hospice admissions of 38.4%, and an increase in average daily hospice census of 40.1% during the three months ended June 30, 2026 compared to the prior year quarter. Growth was also driven by the addition of thirty-eight home health and hospice operations between June 30, 2025 and June 30, 2026. Agencies acquired during calendar year 2025 and year-to-date June 30, 2026 drove an increase in revenue of $55.8 million, representing an increase of 33.6% compared to the prior year quarter.

Senior Living Services

	Three Months Ended June 30,
	2026	2025	Change	% Change

Revenue (in thousands)	$60,214	$53,481	$6,733	12.6%
Number of communities at period end	69	61	8	13.1
Occupancy	78.9%	78.8%	0.1%
Average monthly revenue per occupied unit	$5,392	$5,188	$204	3.9

Senior living revenue increased $6.7 million, or 12.6%, for the three months ended June 30, 2026 compared to the prior year quarter. Revenue grew due to an increase of 3.9% in average monthly revenue per occupied unit and an increase of 10 basis points in occupancy between June 30, 2025 and June 30, 2026. Growth was also driven by the addition of eight senior living communities between June 30, 2025 and June 30, 2026. Communities acquired during calendar year 2025 and year-to-date June 30, 2026 drove an increase in revenue of $3.2 million, representing an increase of 6.0% compared to the prior year quarter.

Cost of Services

The following table sets forth total cost of services by each of our reportable segments for the periods indicated:

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(In thousands)
Home Health and Hospice	$197,848	$138,299	$59,549	43.1%
Senior Living	44,787	38,976	5,811	14.9
Total cost of services	$242,635	$177,275	$65,360	36.9%

Total consolidated cost of services increased $65.4 million, or 36.9%, for the three months ended June 30, 2026 when compared to the three months ended June 30, 2025. Cost of services as a percentage of revenue increased by 60 basis points from 80.8% to 81.4% for the three months ended June 30, 2026 when compared to the three months ended June 30, 2025.

Home Health and Hospice Services

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(In thousands)
Cost of services	$197,848	$138,299	$59,549	43.1%
Cost of services as a percentage of revenue	83.2%	83.3%	(0.1)%

Cost of services related to our Home Health and Hospice Services segment increased $59.5 million, or 43.1%, for the three months ended June 30, 2026 when compared to the three months ended June 30, 2025, primarily due to increased volume of services provided and transition costs related to acquisitions. Cost of services as a percentage of revenue for the three months ended June 30, 2026 decreased 10 basis points when compared to the three months ended June 30, 2025.

Senior Living Services

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(In thousands)
Cost of services	$44,787	$38,976	$5,811	14.9%
Cost of services as a percentage of revenue	74.4%	72.9%	1.5%

Cost of services related to our Senior Living Services segment increased $5.8 million, or 14.9%, for the three months ended June 30, 2026 when compared to the three months ended June 30, 2025, primarily due to increased wages and benefits and acquisition activity. As a percentage of revenue, costs of service increased by 150 basis points for the three months ended June 30, 2026 when compared to the three months ended June 30, 2025, primarily due to higher cost patterns at newly acquired operations.

Rent—Cost of Services. Rent expense increased 12.6% from $11.9 million to $13.4 million in the three months ended June 30, 2026 when compared to the three months ended June 30, 2025, primarily as a result of the new leases related to the acquired home health and hospice operations and senior living communities. Rent as a percentage of total revenue decreased 90 basis points from 5.4% for the three months ended June 30, 2025, compared to 4.5% for the three months ended June 30, 2026.

General and Administrative Expense. Our general and administrative expense increased $4.0 million, or 22.8%, from $17.6 million to $21.6 million for the three months ended June 30, 2026 when compared to the three months ended June 30, 2025. General and administrative expense as a percentage of revenue decreased 70 basis points from 8.0% to 7.3% during the period. The primary driver of the increase in general and administrative expense was due to an increase in payroll, incentives, and related benefits for the three months ended June 30, 2026 when compared to the three months ended June 30, 2025.

Depreciation and Amortization. Depreciation and amortization expense increased $0.9 million, or 39.9%, from $2.2 million to $3.1 million for the three months ended June 30, 2026 when compared to the three months ended June 30, 2025. The increase in depreciation and amortization was due to the increase in overall property and equipment, net balances driven in part by acquisition activity.

Gain on disposition of property and equipment, net. We recorded a gain of $1.0 million for insurance proceeds received in excess of the carrying values of related assets during the three months ended June 30, 2025.

Provision for Income Taxes. We recorded income tax expense of $3.9 million and $2.6 million, or 26.5% and 24.6% of earnings before income taxes, for the three months ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate is primarily attributable to higher state income taxes driven by changes in the geographic mix of earnings, net of the associated federal tax benefit.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Revenue

	Six Months Ended June 30,
	2026		2025
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$234,863	40.3%	$153,312	35.7%
Hospice	202,739	34.8	144,356	33.6
Home care and other(a)	29,257	4.9	28,222	6.6
Total home health and hospice services	466,859	80.0	325,890	75.9
Senior living services	116,489	20.0	103,453	24.1
Total revenue	$583,348	100.0%	$429,343	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $154.0 million, or 35.9%, during the six months ended June 30, 2026. We experienced growth of $141.0 million from increased operational performance in our Home Health and Hospice segment from increased admissions and census, in part driven by newly acquired agencies when compared to the six months ended June 30, 2025. The growth in our Senior Living segment resulted in an increase in revenue of $13.0 million driven by acquired senior living communities and an improved average rate per occupied room.

Home Health and Hospice Services

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$234,863	$153,312	$81,551	53.2%
Hospice services	202,739	144,356	58,383	40.4
Home care and other	29,257	28,222	1,035	3.7
Total home health and hospice revenue	$466,859	$325,890	$140,969	43.3%

	Six Months Ended June 30,
	2026	2025	Change	% Change
Home health services:
Total home health admissions	59,668	36,710	22,958	62.5%
Total Medicare home health admissions	25,219	14,579	10,640	73.0
Average Medicare revenue per 60-day completed episode(a)	$3,689	$3,744	$(55)	(1.5)
Hospice services:
Total hospice admissions	9,649	7,283	2,366	32.5
Average daily census	5,339	3,852	1,487	38.6
Hospice Medicare revenue per day	$191	$190	$1	0.5
Number of home health and hospice agencies at period end	175	137	38	27.7

(a)	The year-to-date average for Medicare revenue per 60-day completed episode includes post period claim adjustments for prior periods.

Home health and hospice revenue increased $141.0 million, or 43.3%, during the six months ended June 30, 2026 compared to the same period in the prior year primarily due to an increase of 62.5% in home health admissions, inclusive of an increase in total Medicare home health admissions of 73.0%, an increase in hospice average daily census of 38.6%, and an increase of 32.5% in hospice admissions. Growth was also driven by the addition of thirty-eight home health and hospice operations between June 30, 2025 and June 30, 2026. Agencies acquired during calendar year 2025 and year-to-date June 30, 2026 drove an increase in revenue of $109.1 million, representing an increase of 33.5% compared to the same period in the prior year.

Senior Living Services

	Six Months Ended June 30,
	2026	2025	Change	% Change

Revenue (in thousands)	$116,489	$103,453	$13,036	12.6%
Number of communities at period end	69	61	8	13.1
Occupancy	78.7%	78.7%	—%
Average monthly revenue per occupied unit	$5,390	$5,165	$225	4.4

Senior living revenue increased $13.0 million, or 12.6%, for the six months ended June 30, 2026 compared to the same period in the prior year primarily due to an increase of 4.4% in average monthly revenue per occupied unit between June 30, 2025 and June 30, 2026. Growth was also driven by the addition of eight senior living communities between June 30, 2025 and June 30, 2026. Communities acquired during calendar year 2025 and year-to-date June 30, 2026 drove an increase in revenue of $6.0 million, representing an increase of 5.8% compared to the same period in the prior year.

Cost of Services

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(In thousands)
Home Health and Hospice	$389,870	$271,068	$118,802	43.8%
Senior Living	85,427	74,952	10,475	14.0
Total cost of services	$475,297	$346,020	$129,277	37.4%

Consolidated cost of services increased $129.3 million, or 37.4%, during the six months ended June 30, 2026 compared to the same period in the prior year. Cost of services as a percentage of revenue for the six months ended June 30, 2026 increased by 90 basis points to 81.5% from 80.6% compared to the six months ended June 30, 2025.

Home Health and Hospice Services

	Six Months Ended June 30,
	2026	2025	Change	% Change
Cost of service (in thousands)	$389,870	$271,068	$118,802	43.8%
Cost of services as a percentage of revenue	83.5%	83.2%	0.3%

Cost of services related to our Home Health and Hospice services segment increased $118.8 million, or 43.8%, compared to the same period in the prior year primarily due to the increased volume of services from the growth in admissions and average daily census. Cost of services as a percentage of revenue for the six months ended June 30, 2026 increased by 30 basis points compared to the six months ended June 30, 2025.

Senior Living Services

	Six Months Ended June 30,
	2026	2025	Change	% Change
Cost of service (in thousands)	$85,427	$74,952	$10,475	14.0%
Cost of services as a percentage of revenue	73.3%	72.5%	0.8%

Cost of services related to our Senior Living services segment increased $10.5 million, or 14.0%, during the six months ended June 30, 2026 compared to the same period in the prior year primarily due to increased wages and benefits and acquisition activity. As a percentage of revenue, costs of service increased by 80 basis points during the six months ended June 30, 2026 when compared to the six months ended June 30, 2025 primarily due to higher cost patterns at newly acquired operations.

Rent—Cost of Services. Rent increased 12.2% from $23.6 million to $26.5 million during the six months ended June 30, 2026 compared to the same period in the prior year, primarily as a result of the new leases related to the acquired home health and hospice operations and senior living communities. As a percentage of revenue, rent—cost of services decreased 100 basis points when compared to the six months ended June 30, 2025.

General and Administrative Expense. Our general and administrative expense increased $8.9 million, or 27.3%, from $32.4 million to $41.3 million for the six months ended June 30, 2026 when compared to the six months ended June 30, 2025. General and administrative expense as a percentage of revenue decreased 50 basis points from 7.6% to 7.1% during the period. The increase in general and administrative expense was due to an increase in payroll, incentive, and related benefits, along with increased professional services for the six months ended June 30, 2026 when compared to the six months ended June 30, 2025.

Depreciation and Amortization. Depreciation and amortization expense increased $1.6 million, or 39.2%, from $4.1 million to $5.7 million for the six months ended June 30, 2026 when compared to the six months ended June 30, 2025. The increase in depreciation and amortization was due to the increase in overall property and equipment, net balances driven in part by acquisition activity.

Gain on disposition of property and equipment, net. We recorded a gain of $1.0 million for insurance proceeds received in excess of the carrying values of related assets during the six months ended June 30, 2025.

Provision for Income Taxes. We recorded income tax expense of $7.7 million and $5.5 million, or 26.7% and 24.8% of earnings before income taxes, for the six months ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate is primarily attributable to higher state income taxes driven by changes in the geographic mix of earnings, net of the associated federal tax benefit.

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

The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of June 30, 2026, the Company was compliant with all such financial covenants.

As of June 30, 2026, we had $15.3 million of cash and $145.6 million of available borrowing capacity on our Amended Revolving Credit Facility.

We believe that our existing cash, cash generated through operations, and access to available borrowing capacity under our Amended Credit Agreement, will be sufficient to provide adequate liquidity for the next twelve months for both our operating activities and for opportunities of acquisition growth.

The following table presents selected data from our Condensed Consolidated Statement of Cash Flows for the periods presented:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$18,425	$13,414
Net cash used in investing activities	(45,301)	(60,355)
Net cash provided by financing activities	25,125	37,080
Net decrease in cash	(1,751)	(9,861)
Cash at beginning of period	17,024	24,246
Cash at end of period	$15,273	$14,385

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Our net cash provided by operating activities for the six months ended June 30, 2026 increased by $5.0 million when compared to the six months ended June 30, 2025. The primary driver of this difference was an increase in net income of $4.7 million, an increase of $6.0 million in non-cash adjustments, and a decrease in cash flows from the change in operating assets and liabilities of $5.7 million, net.

Our net cash used in investing activities for the six months ended June 30, 2026 decreased by $15.1 million compared to the six months ended June 30, 2025, primarily driven by a decrease in business acquisitions.

Our net cash provided by financing activities decreased by approximately $12.0 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily due to a decrease in the net amount drawn on our line of credit used primarily to fund acquisition activity during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Contractual Obligations, Commitments and Contingencies

We continue to make draws and payments on our Amended Revolving Credit Facility, as described in Note 13, Debt, to the Interim Financial Statements in Part I of this Quarterly Report. Additionally, we have right-of-use assets obtained in exchange for new operating lease obligations, as described in the supplemental disclosures of cash flow information in the Condensed Consolidated Statement of Cash Flows and in Note 12, Leases, to the Interim Financial Statements in Part I of this Quarterly Report.

Other than those transactions, there have been no other material changes to our total obligations during the period covered by this Quarterly Report outside of the normal course of our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We are exposed to risks associated with market changes in interest rates. On July 31, 2024, Pennant entered into the Amended Credit Agreement, which provides for a revolving credit facility with a syndicate of banks with a borrowing capacity of $250.0 million. On November 3, 2025, Pennant entered into the First Amendment, which provides for an incremental term loan with an aggregate principal amount of $100.0 million. A 1.0% interest rate change would cause interest expense to change by approximately $2.0 million annually based upon our outstanding long-term debt as of June 30, 2026. We manage our exposure to this market risk by monitoring available financing alternatives.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. However, the results of such matters cannot be predicted with certainty and we cannot assure you that the ultimate resolution of any legal or administrative proceeding or dispute will not have a material adverse effect on our business, financial condition, results of operations and cash flows. See Note 17, Commitments and Contingencies, to the Interim Financial Statements for a description of claims and legal actions arising in the ordinary course of our business.

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

The Increasing Use of Artificial Intelligence Creates or Increases Regulatory and Business Risks That May Have a Material Impact on Our Results.

We are increasingly incorporating artificial intelligence ("AI") and machine learning technologies into certain aspects of our operations. AI is also embedded in or utilized by third-party systems and vendor products on which we rely, in ways that may or may not be apparent. The inherent complexity of AI models may make it difficult to understand how decisions are made, and certain methodologies may lack transparency or explainability.

AI models may produce inaccurate, incomplete, or biased outputs due to limitations in data quality, biased training data, flawed algorithms, or changing data patterns. If AI-supported processes result in errors affecting clinical decision-making, patient care, administrative operations, or other aspects of our business, we could experience adverse patient outcomes, legal claims, regulatory enforcement, and reputational harm. There is also a risk that our confidential information or protected health information could become part of an AI model accessible to third-party applications or users as a result of a cybersecurity incident or a vendor's violation of its contractual obligations, which could create new privacy obligations under state and federal laws governing the privacy of patient health information, including the creation of new business associate obligations under HIPAA, and heighten the risk of data breaches or unauthorized use of protected health information.

The legal and regulatory landscape governing AI in healthcare is rapidly evolving at the federal, state, and international levels. Changes in the laws or regulations, or uncertainty regarding their interpretation and enforcement, may increase our compliance costs, require modifications to our operations or technologies, restrict our use of AI, or render our current practices non-compliant. If we or our third-party providers fail to comply with applicable AI laws and regulations, we could face legal proceedings, investigations, penalties, and reputational harm.

In addition, our ability to compete effectively may depend in part on our ability to develop, adopt, and deploy AI technologies in a timely and cost-effective manner. If we are unable to do so, or if our competitors or new market entrants deploy AI more effectively, our competitive position could be adversely affected.

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

The Pennant Group, Inc.

Dated: August 5, 2026	BY:	/s/ LYNETTE B. WALBOM
Lynette B. Walbom
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)