Form 10-Q
period 2026-09-30
Pennant Group, Inc.
filed 2026-11-04
CIK 1766400

+

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2026.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 2, 2026, 35,132,364 shares of the registrant’s common stock were outstanding.

THE PENNANT GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash	$18,389	$17,024
Accounts receivable—less allowance for credit losses of $877 and $681, at September 30, 2026 and December 31, 2025, respectively	130,836	123,109
Prepaid expenses and other current assets	29,845	27,273
Total current assets	179,070	167,406
Property and equipment, net	93,389	60,984
Operating lease right-of-use assets	278,859	275,947
Deferred tax assets, net	595	478
Restricted and other assets	23,666	26,676
Equity method investment	30,177	—
Goodwill	237,621	237,246
Other indefinite-lived intangibles	199,442	199,442
Total assets	$1,042,819	$968,179
Liabilities and equity
Current liabilities:
Accounts payable	$27,535	$25,171
Accrued wages and related liabilities	55,670	65,229
Operating lease liabilities—current	26,863	25,013
Current maturities of long-term debt	5,000	5,000
Other accrued liabilities	36,662	26,851
Total current liabilities	151,730	147,264
Long-term operating lease liabilities—less current portion	255,961	254,311
Deferred tax liabilities, net	2,842	150
Other long-term liabilities	19,191	23,365
Long-term debt, net	193,330	168,837
Total liabilities	623,054	593,927
Commitments and contingencies (Note 17)
Equity:
Common stock, $0.001 par value; 100,000 shares authorized; 35,272 and 35,074 shares issued and outstanding, respectively, at September 30, 2026; and 34,878 and 34,626 shares issued and outstanding, respectively, at December 31, 2025	35	35
Additional paid-in capital	261,809	245,833
Retained earnings	114,038	86,800
Treasury stock, at cost, 3 shares at September 30, 2026 and December 31, 2025	(65)	(65)
Total The Pennant Group, Inc. stockholders’ equity	375,817	332,603
Noncontrolling interest	43,948	41,649
Total equity	419,765	374,252
Total liabilities and equity	$1,042,819	$968,179
See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except for per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue	$302,251	$229,039	$885,599	$658,382

Expense:
Cost of services	248,131	185,430	723,428	531,450
Rent—cost of services	13,796	12,063	40,322	35,703
General and administrative expense	20,631	19,296	61,932	51,733
Depreciation and amortization	3,685	2,063	9,413	6,179
Gain on disposition of property and equipment, net	(504)	(51)	(495)	(1,099)
Total expenses	285,739	218,801	834,600	623,966
Income from operations	16,512	10,238	50,999	34,416
Other expense, net:
Other (expense) income	(78)	182	402	368
Income from equity method investment	1,379	—	1,749	—
Interest expense, net	(3,619)	(1,016)	(10,035)	(3,425)
Other expense, net	(2,318)	(834)	(7,884)	(3,057)
Income before provision for income taxes	14,194	9,404	43,115	31,359
Provision for income taxes	3,119	2,518	10,849	7,970
Net income	11,075	6,886	32,266	23,389
Less: Net income attributable to noncontrolling interest	1,438	805	5,028	2,448
Net income attributable to The Pennant Group, Inc.	$9,637	$6,081	$27,238	$20,941
Earnings per share:
Basic	$0.28	$0.18	$0.78	$0.61
Diluted	$0.26	$0.17	$0.76	$0.59
Weighted average common shares outstanding:
Basic	35,003	34,600	34,856	34,534
Diluted	36,384	35,270	36,050	35,274

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2025	34,878	$35	$245,833	$86,800	3	$(65)	$41,649	$374,252
Net income attributable to The Pennant Group, Inc.	—	—	—	8,519	—	—	—	8,519
Net income attributable to noncontrolling interests	—	—	—	—	—	—	1,774	1,774
Share-based compensation	—	—	2,521	—	—	—	—	2,521
Net issuance of common stock due to share-based compensation	67	—	1,268	—	—	—	—	1,268
Net issuance of restricted stock	14	—	—	—	—	—	—	—
Executive incentive shares issued	33	—	1,102	—	—	—	—	1,102
Balance at March 31, 2026	34,992	$35	$250,724	$95,319	3	$(65)	$43,423	$389,436
Net income attributable to The Pennant Group, Inc.	—	—	—	9,082	—	—	—	9,082
Net income attributable to noncontrolling interests	—	—	—	—	—	—	1,816	1,816
Share-based compensation	—	—	2,949	—	—	—	—	2,949
Net issuance of common stock due to share-based compensation	75	—	1,159	—	—	—	—	1,159
Net issuance of restricted stock	14	—	—	—	—	—	—	—
Balance at June 30, 2026	35,081	$35	$254,832	$104,401	3	$(65)	$45,239	$404,442
Net income attributable to The Pennant Group, Inc.	—	—	—	9,637	—	—	—	9,637
Net income attributable to noncontrolling interests	—	—	—	—	—	—	1,438	1,438
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,729)	(2,729)
Share-based compensation	—	—	3,316	—	—	—	—	3,316
Net issuance of common stock due to share-based compensation	185	—	3,661	—	—	—	—	3,661
Net issuance of restricted stock	6	—	—	—	—	—	—	—
Balance at September 30, 2026	35,272	$35	$261,809	$114,038	3	$(65)	$43,948	$419,765

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2024	34,670	$35	$236,091	$57,222	3	$(65)	$18,682	$311,965
Net income attributable to The Pennant Group, Inc.	—	—	—	7,775	—	—	—	7,775
Net income attributable to noncontrolling interests	—	—	—	—	—	—	747	747
Share-based compensation	—	—	2,147	—	—	—	—	2,147
Net issuance of common stock due to share-based compensation	41	—	392	—	—	—	—	392
Net issuance of restricted stock	25	—	—	—	—	—	—	—
Balance at March 31, 2025	34,736	$35	$238,630	$64,997	3	$(65)	$19,429	$323,026
Net income attributable to The Pennant Group, Inc.	—	—	—	7,085	—	—	—	7,085
Net income attributable to noncontrolling interests	—	—	—	—	—	—	896	896
Share-based compensation	—	—	2,183	—	—	—	—	2,183
Net issuance of common stock due to share-based compensation	32	—	437	—	—	—	—	437
Net issuance of restricted stock	14	—	—	—	—	—	—	—
Balance at June 30, 2025	34,782	$35	$241,250	$72,082	3	$(65)	$20,325	$333,627
Net income attributable to The Pennant Group, Inc.	—	—	—	6,081	—	—	—	6,081
Net income attributable to noncontrolling interests	—	—	—	—	—	—	805	805
Share-based compensation	—	—	2,450	—	—	—	—	2,450
Net issuance of common stock due to share-based compensation	7	—	80	—	—	—	—	80
Net issuance of restricted stock	14	—	—	—	—	—	—	—
Balance at September 30, 2025	34,803	$35	$243,780	$78,163	3	$(65)	$21,130	$343,043

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$32,266	$23,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,413	6,179
Amortization of deferred financing fees	895	648
Gain on disposition of property and equipment, net	(495)	(1,099)
Provision for credit losses	1,195	620
Share-based compensation	8,786	6,780
Deferred income taxes	2,576	(2,709)
Income from equity method investment	(1,749)	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,851)	(15,400)
Prepaid expenses and other assets	(2,733)	426
Operating lease obligations	426	23
Accounts payable	2,231	3,014
Accrued wages and related liabilities	(8,457)	(3,244)
Other accrued liabilities	2,807	4,959
Income taxes payable	—	2,224
Other long-term liabilities	2,237	1,526
Net cash provided by operating activities	43,547	27,336
Cash flows from investing activities:
Purchase of property and equipment	(26,596)	(8,480)
Cash payments for business acquisitions	(3,919)	(56,820)
Cash payments for asset acquisitions	(13,939)	(8,252)
Escrow deposits	4,172	(2,936)
Cash payment for equity method investment (Note 9)	(28,428)	—
Other investing activities	260	1,538
Net cash used in investing activities	(68,450)	(74,950)
Cash flows from financing activities:
Payments on incremental term loans	(3,750)	—
Proceeds from revolver agreement	280,000	243,500
Payments on revolver agreement	(252,000)	(217,500)
Net issuance of common stock due to share-based compensation	6,089	909
Distributions to noncontrolling interest	(2,729)	—
Other financing activities	(1,342)	(1,205)
Net cash provided by financing activities	26,268	25,704
Net increase (decrease) in cash	1,365	(21,910)
Cash beginning of period	17,024	24,246
Cash end of period	$18,389	$2,336

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,915	$2,777
Income taxes	$13,303	$8,421
Operating lease liabilities	$35,921	$32,313
Operating lease right-of-use assets obtained in exchange for new lease obligations	$25,689	$19,715
Finance lease right-of-use assets obtained in exchange for new lease obligations	$2,098	$5,349
Non-cash investing activity:
Capital expenditures in accounts payable and accrued liabilities	$480	$1,076

See accompanying notes to condensed consolidated financial statements.

THE PENNANT GROUP INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and operational senior living units)

1. DESCRIPTION OF BUSINESS
The Pennant Group, Inc. (herein referred to as “Pennant,” the “Company,” “we,” “it,” or “its”), is a holding company with no direct operating assets, employees or revenue. The Company, through its independent operating subsidiaries, provides healthcare services across the post-acute care continuum. As of September 30, 2026, the Company’s subsidiaries operated 175 home health, hospice and home care agencies and 70 senior living communities located in Alabama, Arizona, California, Colorado, Georgia, Idaho, Montana, Nevada, Oklahoma, Oregon, Tennessee, Texas, Utah, Washington, Wisconsin and Wyoming. We also provide home health and hospice operational support through a management service agreement in Connecticut. See Note 9, Equity Method Investment, for further details about our investment in these operations.

Certain of the Company’s subsidiaries, collectively referred to as the Service Center, provide accounting, payroll, human resources, information technology, legal, risk management, and other services to the operations through contractual relationships. The Service Center also provides certain of these services to third parties under management agreements.

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

These funds are recognized as a reduction of cost of services expenses when related expenses are incurred. As of September 30, 2026 and December 31, 2025, the Company had $478 and $477 in unapplied state relief funds, respectively. The

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

unapplied state relief funds received are recorded in other accrued liabilities. The Company recognized state relief funding totaling $478 and $1,285 for the three and nine months ended September 30, 2026, and $341 and $1,258 for the three and nine months ended September 30, 2025, which the Company recognized as a reduction of cost of services expense.

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

In November 2024, the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses”, which requires the Company to disaggregate key expense categories such as employee compensation, depreciation and intangible asset amortization within its financial statements. This guidance is effective for annual periods beginning after December 15, 2026, which will be the Company’s fiscal year 2027, and interim periods within the Company’s fiscal year 2028, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.

In September 2025, the FASB issued ASU 2025-06 “Targeted Improvements to the Accounting for Internal-Use Software”, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40 Internal-Use Software. This guidance is effective for annual periods beginning after December 15, 2027, which will be the Company’s fiscal year 2028, and interim periods within the Company’s fiscal year 2029, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.
3. TRANSACTIONS WITH ENSIGN
Certain directors who serve on our Board of Directors also serve as directors of The Ensign Group, Inc. (“Ensign”) and own shares of Ensign common stock. Pennant and Ensign partner in the provision of services along the healthcare continuum.

The Company incurred costs of $252 and $545 for the three and nine months ended September 30, 2026, and $69 and $472 for the three and nine months ended September 30, 2025, that related primarily to shared services at proximate operations.

Expenses related to room and board charges at Ensign skilled nursing facilities for hospice patients were $2,329 and $6,925 for the three and nine months ended September 30, 2026, and $1,713 and $4,921 for the three and nine months ended September 30, 2025, and are included in cost of services.

The Company’s independent operating subsidiaries leased 35 communities from subsidiaries of Ensign, the majority of which are under master lease arrangements as of September 30, 2026. See further discussion below at Note 12, Leases.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to The Pennant Group, Inc.	$9,637	$6,081	$27,238	$20,941

Denominator:
Weighted average shares outstanding for basic net income per share	35,003	34,600	34,856	34,534
Plus: assumed incremental shares from exercise of options and assumed conversion or vesting of restricted stock(a)	1,381	670	1,194	740
Adjusted weighted average common shares outstanding for diluted income per share	36,384	35,270	36,050	35,274

Earnings Per Share:
Basic net income per common share	$0.28	$0.18	$0.78	$0.61
Diluted net income per common share	$0.26	$0.17	$0.76	$0.59

(a)
The diluted per share amounts do not reflect common share equivalents outstanding of 1,948 and 2,076 for the three and nine months ended September 30, 2026, and 2,514 and 2,061 for the three and nine months ended September 30, 2025, because of their anti-dilutive effect.

5. REVENUE AND ACCOUNTS RECEIVABLE
Revenue is recognized when services are provided to the patients at the amount that reflects the consideration to which the Company expects to be entitled from patients and third-party payors, including Medicare, Medicaid, and managed care programs (Commercial, Medicare Advantage, and Managed Medicaid plans). The healthcare services in home health and hospice patient contracts include routine services in exchange for contractually agreed-upon amounts or rates. Routine services are treated as a single performance obligation satisfied over time as services are rendered. As such, patient care services represent a bundle of services that are not capable of being distinct within the context of the contract. Additionally, there may be ancillary services which are not included in the rates for routine services, but instead are treated as separate performance obligations satisfied at a point in time, as those services are rendered.

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

Revenue By Payor

Revenue by payor for the three months ended September 30, 2026 and 2025, is summarized in the following tables:

	Three Months Ended September 30, 2026
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$61,077	$91,933	$—	$153,010	50.6%
Medicaid	4,272	12,049	23,631	39,952	13.2
Subtotal	65,349	103,982	23,631	192,962	63.8
Managed care	47,585	404	—	47,989	15.9
Private and other(a)	22,048	445	38,807	61,300	20.3
Total revenue	$134,982	$104,831	$62,438	$302,251	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations and management services agreement.

	Three Months Ended September 30, 2025
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$41,830	$67,001	$—	$108,831	47.5%
Medicaid	4,089	8,099	19,278	31,466	13.7
Subtotal	45,919	75,100	19,278	140,297	61.2
Managed care	32,383	552	—	32,935	14.4
Private and other(a)	18,879	732	36,196	55,807	24.4
Total revenue	$97,181	$76,384	$55,474	$229,039	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations and management services agreement.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue by payor for the nine months ended September 30, 2026 and 2025, is summarized in the following tables:

	Nine Months Ended September 30, 2026
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$183,891	$265,628	$—	$449,519	50.8%
Medicaid	12,870	38,052	66,166	117,088	13.2
Subtotal	196,761	303,680	66,166	566,607	64.0
Managed care	139,859	1,782	—	141,641	16.0
Private and other(a)	62,482	2,108	112,761	177,351	20.0
Total revenue	$399,102	$307,570	$178,927	$885,599	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations and management services agreement.

	Nine Months Ended September 30, 2025
	Home Health and Hospice Services
	Home Health Services	Hospice Services	Senior Living Services	Total Revenue	Revenue %
Medicare	$121,131	$192,646	$—	$313,777	47.7%
Medicaid	11,810	24,117	53,675	89,602	13.6
Subtotal	132,941	216,763	53,675	403,379	61.3
Managed care	92,347	1,921	—	94,268	14.3
Private and other(a)	53,427	2,056	105,252	160,735	24.4
Total revenue	$278,715	$220,740	$158,927	$658,382	100.0%

(a)	Private and other payors in the Company’s home health services includes revenue from all payors generated in the Company’s home care operations and management services agreement.

Balance Sheet Impact

Included in the Company’s Condensed Consolidated Balance Sheets are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings, and cash collections, as well as contract liabilities, which primarily represent payments the Company receives in advance of services provided.

Accounts receivable, net as of September 30, 2026 and December 31, 2025 are summarized in the following table:

	September 30, 2026	December 31, 2025
Medicare	$73,094	$64,813
Medicaid	19,969	12,132
Managed care	27,099	24,570
Private and other	11,551	22,275
Accounts receivable	131,713	123,790
Less: allowance for credit losses	(877)	(681)
Accounts receivable, net	$130,836	$123,109

Concentrations - Credit Risk

The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid, which may be paid directly by those programs

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

or administered by third parties, such as in the case of Medicare Advantage plans or state Medicaid funds administered by managed care organizations. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from the Medicare and Medicaid programs accounted for approximately 70.7% and 62.2% of its total accounts receivable as of September 30, 2026 and December 31, 2025, respectively. Combined revenue from reimbursement under the Medicare and Medicaid programs accounted for 63.8% and 64.0% of the Company’s revenue for the three and nine months ended September 30, 2026, and 61.2% and 61.3% of the Company’s revenue for the three and nine months ended September 30, 2025.

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

As of September 30, 2026, the Company provided services through 175 affiliated home health, hospice and home care agencies, and 70 affiliated senior living operations. The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. The Company’s Service Center provides various services to all lines of business. The CODM does not review assets by segment and therefore assets and capital expenditure by segment are not disclosed below.

The CODM uses Segment Adjusted EBITDAR from Operations as the primary measure of profit and loss for the Company's reportable segments and to compare the performance of its operations with those of its competitors. The CODM monitors these results and provides guidance to leadership of the reportable segments to allocate enterprise-wide resources. Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, unallocated corporate and administrative expenses, and, in order to view the operations’ performance on a comparable basis from period to period, certain adjustments including: (1) activities associated with start-up operations, (2) share-based compensation expense, (3) acquisition related costs, (4) activities associated with transitioning operations, (5) transition services costs, (6) other unusual, non-recurring, or redundant charges, and (7) net income attributable to noncontrolling interest. “All Other” consists of revenues generated at operating locations not included in the segment financial information reviewed by the CODM as defined above. Revenue included in the “All Other” category is insignificant individually, and therefore does not constitute a reportable segment. General and administrative expenses are not allocated to the reportable segments, and are included as “Unallocated corporate expenses”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present certain financial information regarding the Company’s reportable segments, provided that general and administrative expenses are not allocated to the reportable segments:

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Three Months Ended September 30, 2026
Segment Revenue	$239,813	$60,595	$1,843	$302,251
Segment Cost of Services	198,448	44,411
Segment Adjusted EBITDAR from Operations	$41,365	$16,184		$57,549
Three Months Ended September 30, 2025
Segment Revenue	$173,545	$53,880	$1,614	$229,039
Segment Cost of Services	144,475	38,572
Segment Adjusted EBITDAR from Operations	$29,070	$15,308		$44,378

	Home Health and Hospice Services	Senior Living Services	All Other	Total
Nine Months Ended September 30, 2026
Revenue	$705,998	$173,746	$5,855	$885,599
Segment Cost of Services	586,881	125,336
Segment Adjusted EBITDAR from Operations	$119,117	$48,410		$167,527
Nine Months Ended September 30, 2025
Revenue	$498,236	$155,276	$4,870	$658,382
Segment Cost of Services	414,209	110,731
Segment Adjusted EBITDAR from Operations	$84,027	$44,545		$128,572

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides a reconciliation of Segment Adjusted EBITDAR from Operations to Condensed Consolidated Income from Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment Adjusted EBITDAR from Operations	$57,549	$44,378	$167,527	$128,572
Less: Unallocated corporate expenses	19,101	15,043	56,711	42,972
Depreciation and amortization	3,685	2,063	9,413	6,179
Rent—cost of services	13,796	12,063	40,322	35,703
Income from equity method investment	1,379	—	1,749	—
Other (expense) income	(78)	182	402	368
Adjustments to Segment EBITDAR from Operations:
Less: Start-up operations(a)	27	(7)	380	(87)
Share-based compensation expense and related taxes(b)	3,378	2,480	9,024	6,859
Acquisition related costs(c)	128	3,047	832	5,485
Activities associated with transitioning operations(d)	(491)	40	(491)	(976)
Transition services costs(e)	1,550	—	3,214	—
Other unusual, non-recurring, or redundant charges(f)	—	34	—	101
Add: Net income attributable to noncontrolling interest	1,438	805	5,028	2,448
Condensed Consolidated Income from Operations	$16,512	$10,238	$50,999	$34,416

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(c)	Non-capitalizable costs associated with acquisitions.
(d)	During 2025, an affiliate of the Company held its memory care units in transition and converted the facility into an assisted living community. In 2025 and 2026, the Company received insurance proceeds related to the property which were recorded in Gain on disposition of property and equipment, net on the Consolidated Statements of Income. This affiliate’s operations in 2026 excluding insurance gains are included in start-up operations.
(e)
Costs identified as redundant or non-recurring incurred by the Company as a result of the transition services agreement between the Company and UnitedHealth Group Incorporated (“UnitedHealth”) entered into as part of the acquisition agreement consummated on October 1, 2025. All amounts are included in Cost of services. Fees incurred under the transition services agreement were $1,550 and $6,856 for the three and nine months ended September 30, 2026.

(f)	Represents other unusual, non-recurring, or redundant charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses.

Adjusted segment depreciation expense	Home Health and Hospice Services	Senior Living Services
Three Months Ended September 30, 2026	$650	$1,565
Three Months Ended September 30, 2025	$205	$1,213

Adjusted segment depreciation expense	Home Health and Hospice Services	Senior Living Services
Nine Months Ended September 30, 2026	$1,655	$4,199
Nine Months Ended September 30, 2025	$644	$3,493

7. ACQUISITIONS
The Company’s acquisition focus is to purchase or lease operations that are complementary to the Company’s current businesses, accretive to the Company’s business, or otherwise advance the Company’s strategy. The results of all the Company’s independent operating subsidiaries are included in the Interim Financial Statements subsequent to the date of

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

acquisition. Acquisitions are accounted for using the acquisition method of accounting.

2026 Acquisitions

During the nine months ended September 30, 2026, the Company expanded its operations with the addition of seven senior living communities. In connection with four of the senior living communities acquired, the Company entered into new long-term “triple-net” leases. For the remaining three senior living communities acquired, the Company acquired the real estate of each community. The aggregate purchase price of the real estate acquired was $14,098, paid in cash and assumed liabilities, which consisted primarily of land and building. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction. These new communities included 411 operational senior living units to be operated by the Company’s independent operating subsidiaries.

During the nine months ended September 30, 2026, the Company acquired two additional hospice businesses for $3,037, which were allocated primarily to Goodwill. The operations of the acquired businesses were integrated into existing hospice agencies owned by Pennant.

On October 1, 2025, the Company acquired certain operations of UnitedHealth, Amedisys, Inc. (“Amedisys”), and certain other sellers, to complement its home health, hospice, and home care businesses. As of December 31, 2025, the Company’s determination and allocation of the purchase price to net tangible and intangible assets was based on preliminary estimates. During the quarter ended June 30, 2026, the Company agreed to final working capital and other closing considerations which resulted in a $387 reduction in the purchase price. The Company also revised its allocation of the purchase price and recognized adjustments to the provisional values in reaching its final allocation as of September 30, 2026, which increased Accounts receivable, net by $2,188. Combined with the change in purchase price, this resulted in a decrease to Goodwill of $2,576.

The following table sets forth the final allocation of the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed of the acquired UnitedHealth and Amedisys operations:

Purchase price consideration transferred	$146,817
Assets acquired:
Accounts receivable, net	20,796
Property and equipment, net	358
Right-of-use assets	6,197
Restricted and other assets	678
Indefinite-lived intangibles	77,990
Goodwill	73,136
Total fair value of assets acquired	179,155
Liabilities assumed:
Accrued wages and related liabilities	$3,556
Lease liabilities—current	2,344
Other accrued liabilities	3,507
Long-term lease liabilities—less current portion	3,854
Other long-term liabilities	296
Total fair value of liabilities assumed	13,557
Noncontrolling interest of acquired net assets	18,781
Fair value of net assets acquired	$146,817

There were no material acquisition costs that were expensed related to the business combinations during the three and nine months ended September 30, 2026.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2025 Acquisitions

During the nine months ended September 30, 2025, the Company expanded its operations with the addition of nine home health agencies, four hospice agencies, and four senior living communities. In connection with three of the senior living communities acquired, the Company entered into new long-term “triple-net” leases. For the remaining senior living community acquired, the Company acquired the real estate of the community. These new communities included 316 operational senior living units to be operated by the Company's independent operating subsidiaries.

There were no material acquisition costs that were expensed related to the business combinations during the nine months ended September 30, 2025.

8. PROPERTY AND EQUIPMENT—NET
Property and equipment, net consist of the following:

	September 30, 2026	December 31, 2025
Land	$14,196	$8,688
Building	33,405	16,025
Leasehold improvements	30,719	25,349
Equipment	51,598	37,697
Furniture and fixtures	3,617	2,540
Construction in progress	3,622	6,147
	137,157	96,446
Less: accumulated depreciation	(43,768)	(35,462)
Property and equipment, net	$93,389	$60,984

Depreciation expense was $3,685 and $9,413 for the three and nine months ended September 30, 2026, and $2,063 and $6,179 for the three and nine months ended September 30, 2025. Management has evaluated its long-lived assets and determined there was no impairment recorded during the three and nine months ended September 30, 2026 and 2025.

9. EQUITY METHOD INVESTMENT
On June 1, 2026, the Company, through a wholly-owned operating subsidiary, entered into a contractual joint operating arrangement to be governed by the existing Management Services Agreement (the “MSA”) with Hartford Healthcare at Home, Inc. related to the provision of certain home health and hospice services in Connecticut. In connection with the arrangement, (i) the Company provides management, administrative, billing, operational, and other consulting services to the operator of the agencies, and (ii) the Company acquired the contractual right to receive 30% of the profits and losses recognized in connection with such arrangement in exchange for a $28,428 purchase payment including transaction costs. Because the Company will not have a majority interest in or exercise control with respect to this arrangement, the arrangement is accounted for using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures. As of September 30, 2026, the carrying value of this investment was $30,177. For this investment, there was no difference in the carrying amount of the assets and liabilities and the maximum exposure to loss. Net income recognized on our proportionate shares of the net assets of our equity method investment was $1,379 and $1,749 for the three and nine months ended September 30, 2026.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS
The following table represents activity in goodwill by segment for the nine months ended September 30, 2026:

	Home Health and Hospice Services	Senior Living Services	Total
December 31, 2025	$233,604	$3,642	$237,246
Additions	2,950	—	2,950
Purchase price allocation adjustment (Note 7)	(2,575)	—	(2,575)
September 30, 2026	$233,979	$3,642	$237,621

Other indefinite-lived intangible assets consist of the following:

	September 30, 2026	December 31, 2025
Trade names	$18,161	$18,161
Medicare and Medicaid licenses	181,281	181,281
Total	$199,442	$199,442

No goodwill or intangible asset impairment charges were recorded during the three and nine months ended September 30, 2026 and 2025.

11. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	September 30, 2026	December 31, 2025
Self-insurance liabilities	$12,449	$8,368
Hospice CAP liabilities	4,197	3,958
Deferred revenue	2,487	2,291
Refunds payable	3,998	4,049
Property taxes	1,945	1,602
Resident deposits	754	880
Software license payable	908	908
Finance leases liabilities—current	6,436	818
Other	3,488	3,977
Other accrued liabilities	$36,662	$26,851

Deferred revenue occurs when the Company receives payments in advance of services provided. Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Resident deposits include refundable deposits to residents.

12. LEASES
The Company has operating leases through which its independent operating subsidiaries lease administrative offices of home health and hospice agencies, senior living communities, and corporate offices with initial lease terms ranging from one to 25 years. Most of these operating leases are non-cancelable, contain renewal options, most involve rent increases, and none contain purchase options. The lease term excludes lease renewals because the renewal rents are not at a bargain, there are no economic penalties for the Company to renew the lease, and it is not reasonably certain that the Company will exercise the extension options. The Company elected the accounting policy practical expedients in ASC 842 to: (i) combine associated lease and non-lease components into a single lease component; and (ii) exclude recording short-term leases as right-of-use assets and liabilities on the Condensed Consolidated Balance Sheets. Non-lease components, which are not significant overall, are combined with lease components. The Company also has finance leases which have initial terms between 2 and 5 years. As of

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026, the Company has a real estate lease with a purchase option that the Company is reasonably certain to exercise and leased vehicles that are considered finance leases under ASC 842.

As of September 30, 2026, the Company’s independent operating subsidiaries leased 35 senior living communities from subsidiaries of Ensign (“Ensign Leases”), the majority of which are under master lease arrangements. The existing leases with subsidiaries of Ensign have initial terms of between 14 to 20 years. The total amount of rent expense included in rent - cost of services paid to subsidiaries of Ensign was $4,256 and $12,167 for the three and nine months ended September 30, 2026, and $3,757 and $11,266 for the three and nine months ended September 30, 2025. In addition to rent, each of the operating companies are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all community maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties.

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

Finance lease balances consist of the following:

	September 30, 2026	December 31, 2025
Finance lease balances:
Finance right-of-use assets(a)	$7,619	$6,586
Finance lease liabilities—current(b)	$6,436	$818
Long-term finance lease liabilities—less current portion(c)	$1,342	$5,845

(a)	Finance right-of-use assets are included in Restricted and other assets on our Condensed Consolidated Balance Sheets.
(b)	Finance lease liabilities—current are included in Other accrued liabilities on our Condensed Consolidated Balance Sheets.
(c)	Long-term finance lease liabilities—less current portion are included in Other long-term liabilities on our Condensed Consolidated Balance Sheets.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of total lease cost, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs:
Community Rent—cost of services	$10,500	$9,785	$30,582	$29,058
Office Rent—cost of services	3,296	2,278	9,740	6,645
Rent—cost of services(a)	$13,796	$12,063	$40,322	$35,703
General and administrative expense	$240	$181	$751	$487
Variable lease cost(b)	$2,844	$2,554	$8,450	$7,382
Finance lease costs:
Amortization of lease assets(c)	$401	$118	$1,059	$332
Interest on lease liabilities(d)	$127	$95	$328	$262

(a)	Includes short-term lease cost, which is immaterial.
(b)
Represents variable lease cost for operating leases, which costs include property taxes, insurance, common area maintenance, and consumer price index increases, incurred as part of the Company’s triple net leases, and which is included in cost of services for our home health and hospice and senior living leases, and general and administrative expense for our Service Center leases for the three and nine months ended September 30, 2026 and 2025.

(c)	Amortization of lease assets is included in Depreciation and amortization on our Condensed Consolidated Statements of Income.
(d)	Interest on lease liabilities is included in Interest expense, net on our Condensed Consolidated Statements of Income.

The following table shows the lease maturity analysis for all leases as of September 30, 2026:

Year	Operating Lease Amounts	Finance Lease Amounts
2026 (Remainder)	$12,108	$468
2027	47,160	6,439
2028	44,276	874
2029	41,682	244
2030	39,803	28
Thereafter	229,945	—
Total lease payments	414,974	8,053
Less: present value adjustments	(132,150)	(275)
Present value of total lease liabilities	282,824	7,778
Less: current lease liabilities	(26,863)	(6,436)
Long-term lease liabilities	$255,961	$1,342

Lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at each lease’s commencement date to determine each lease's operating lease liability. As of September 30, 2026, for our operating leases, the weighted average remaining lease term is 10.3 years and the weighted average discount rate is 7.9%. As of December 31, 2025, for our operating leases, the weighted average remaining lease term was 10.7 years and the weighted average discount rate was 7.9%. As of September 30, 2026, for our finance leases, the weighted average remaining lease term and the weighted average discount rate was 1.1 years and 6.2%, respectively. As of December 31, 2025, for our finance leases, the weighted average remaining lease term and the weighted average discount rate was 1.5 years and 6.3%, respectively.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. DEBT
Long-term debt, net consists of the following:

	September 30, 2026	December 31, 2025
Amended revolving credit facility	$103,000	$75,000
Incremental term loans	96,250	100,000
Total debt	199,250	175,000
Less current maturities	5,000	5,000
Unamortized debt issuance costs(a)	(920)	(1,163)
Long-term debt, net	$193,330	$168,837

(a)
For the three and nine months ended September 30, 2026, outstanding debt issuance costs of $2,408 are recorded in Restricted and other assets and $920 are recorded in Long-term debt, net. For the year ended December 31, 2025, outstanding debt issuance costs of $3,058 are recorded in Restricted and other assets and $1,163 are recorded in Long-term debt, net.

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

On November 3, 2025, Pennant entered into the First Amendment to Amended and Restated Credit Agreement (the “First Amendment”), which provides for an incremental term loan with an aggregate principal amount of $100,000 (the “Incremental Term Loans”). The Incremental Term Loans constitute term loans under, and are subject to the terms and provisions of, the Amended Credit Agreement, including bearing interest at the same interest rate, and having the same maturity date, as the Amended Revolving Credit Facility. In conjunction with the First Amendment, the Company incurred additional debt issuance costs of $1,203. The debt issuance costs associated with the Incremental Term Loans are recorded in Long-term debt, net. As of September 30, 2026, the Company’s weighted average interest rate on its outstanding debt was 6.08%.

As of September 30, 2026, the Company had available borrowing on the Amended Revolving Credit Facility of $143,564, which was net of outstanding letters of credit of $3,436.

The fair value of the Amended Revolving Credit Facility and the Incremental Term Loans approximates carrying value, due to the short-term nature and variable interest rates. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates.

The Amended Credit Agreement is guaranteed, jointly and severally, by certain of the Company’s independent operating subsidiaries, and is secured by a pledge of stock of the Company's material independent operating subsidiaries as well as a first lien on substantially all of each material operating subsidiary's personal property. The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain leverage ratios that impact the amount of interest. As of September 30, 2026, the Company was compliant with all such financial covenants.

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

Under the Pennant Plans, share-based payment awards, including employee stock options, restricted stock awards (“RSA”), and restricted stock units (“RSU” and together with RSA, “Restricted Stock”) are issued based on estimated fair value. The following disclosures represent share-based compensation expense relating to employees of the Company’s subsidiaries and non-employee directors who have awards under the Pennant Plans.

Share-Based Compensation

The following disclosures represent share-based compensation expense relating to the Pennant Plans, including awards to employees of the Company’s subsidiaries.

Total share-based compensation expense for all Pennant Plans for the three and nine months ended September 30, 2026 and 2025 was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Share-based compensation expense related to stock options	$2,565	1,928	$6,831	$4,902
Share-based compensation expense related to Restricted Stock	198	185	568	799
Share-based compensation expense related to Restricted Stock to non-employee directors	553	337	1,387	1,079
Total share-based compensation	$3,316	$2,450	$8,786	$6,780

In future periods, the Company estimates it will recognize the following share-based compensation expense for unvested stock options and unvested Restricted Stock as of September 30, 2026:

	Unrecognized Compensation Expense	Weighted Average Recognition Period (in years)
Unvested Stock Options	$38,073	4.0
Unvested Restricted Stock	1,304	2.7
Total unrecognized share-based compensation expense	$39,377
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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted as of September 30:

Grant Year	Options Granted	Risk-Free Interest Rate	Expected Life(a)	Expected Volatility(b)	Dividend Yield	Weighted Average Fair Value of Options
2026	1,164	4.1%	6.5	52.7%	—%	$19.97
2025	1,110	4.1%	6.5	42.0%	—%	$13.64

(a)
Under the midpoint method, the expected option life is the midpoint between the contractual option life and the average vesting period for the options being granted. This resulted in an expected option life of 6.5 years for the options granted.

(b)	Because the Company’s equity shares have been traded for a relatively short period of time, expected volatility assumption was based on the volatility of related industry stocks.

The following table represents the employee stock option activity during the nine months ended September 30, 2026:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
December 31, 2025	4,367	22.34	1,811	$21.44
Granted	1,164	35.42
Exercised	(327)	18.61
Forfeited	(170)	24.78
Expired	(17)	34.76
September 30, 2026	5,017	$25.50	2,092	$22.09

Restricted Stock

A summary of the status of Pennant’s non-vested Restricted Stock, and changes during the nine months ended September 30, 2026, is presented below:

	Non-Vested Restricted Stock	Weighted Average Grant Date Fair Value
December 31, 2025	127	$18.17
Granted	98	33.22
Vested	(138)	27.47
Forfeited	(8)	18.41
September 30, 2026	79	$20.55

15. INCOME TAXES
The Company recorded income tax expense of $3,119 and $2,518, or 22.0% and 26.8% of earnings before income taxes, for the three months ended September 30, 2026 and 2025, respectively. The decrease in the effective tax rate is primarily attributable to excess tax benefits from share-based compensation.

The Company recorded income tax expense of $10,849 and $7,970, or 25.2% and 25.4% of earnings before income taxes, for the nine months ended September 30, 2026 and 2025, respectively. The decrease in the effective tax rate is primarily attributable to excess tax benefits from share-based compensation.

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS
The Company has a 401(k) defined contribution plan (the “401(k) Plan”), whereby eligible employees may contribute up to 90% of their annual basic earnings, subject to applicable annual Internal Revenue Code limits. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company. The Company expensed matching contributions to the 401(k) Plan of $864 and $2,677 for the three and nine months ended September 30, 2026, and $650 and $1,777 for the three and nine months ended September 30, 2025.

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

At September 30, 2026 and December 31, 2025, the Company’s deferred compensation liabilities were $6,658 and $3,816, respectively, in Other long-term liabilities on the Condensed Consolidated Balance Sheets. The cash surrender value of the individual variable life insurance contracts is based on investment funds that shadow the investment allocations specified by participants in the DCP. At September 30, 2026 and December 31, 2025, the cash surrender value of the company owned life insurance (“COLI”) policies were $6,611 and $3,812, respectively, and were included as a component of Restricted and other assets on the Condensed Consolidated Balance Sheets. There are no outstanding loan amounts offset against the cash surrender value of the COLI policies. The gains and losses recorded for the change in cash surrender value were immaterial for each period presented.

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

THE PENNANT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of September 30, 2026, 18 of the Company’s independent operating subsidiaries had Reviews scheduled, on appeal or in dispute resolution process, both pre- and post-payment. If an operation fails an initial or subsequent Review, the operation could then be subject to extended Review, suspension of payment, or extrapolation of the identified error rate to all billing in the same time period. The Company, from time to time, receives record requests in Reviews which have resulted in claim denials on paid claims. The Company has appealed substantially all denials arising from these Reviews using the applicable appeals process. As of September 30, 2026, and through the filing of this Quarterly Report on Form 10-Q, the Company’s independent operating subsidiaries have responded to the Reviews that are currently ongoing, on appeal or in dispute resolution process. The Company cannot predict the ultimate outcome of any regulatory and other governmental Reviews. While such Reviews are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The costs to respond to and defend such Reviews may be significant and an adverse determination in such Reviews may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, other penalties (some of which may not be covered by insurance), and termination from Medicare programs which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.

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

    The risk factors discussed in this Quarterly Report and the 2025 Annual Report under the heading “Risk Factors,” could cause our results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•federal and state changes to, or delays receiving, reimbursement and other aspects of Medicaid and Medicare, including proposed Medicare reimbursement reductions;
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

Overview

We are a leading provider of high-quality healthcare services to patients and residents of all ages, including the growing senior population, in the United States. We strive to be the provider of choice in the communities we serve through our innovative operating model. We operate in multiple lines of businesses including home health, hospice and senior living services across Alabama, Arizona, California, Colorado, Georgia, Idaho, Montana, Nevada, Oklahoma, Oregon, Tennessee, Texas, Utah, Washington, Wisconsin and Wyoming. We also provide home health and hospice operational support through a management service agreement in Connecticut. See Note 9, Equity Method Investment, for further details about our investment in these operations. As of September 30, 2026, our home health and hospice business provided home health, hospice and home care services from 175 agencies operating across these 16 states, and our senior living business operated 70 senior living communities throughout seven states.

The following table summarizes our affiliated home health and hospice agencies and senior living communities as of:

	December 31,								September 30,
	2018	2019	2020	2021	2022	2023	2024	2025	2026
Home health and hospice agencies	54	63	76	88	95	111	123	172	175
Senior living communities	50	52	54	54	49	51	57	63	70
Senior living units	3,820	3,963	4,127	4,127	3,500	3,588	3,960	4,428	4,839
Total number of home health, hospice, and senior living operations	104	115	130	142	144	162	180	235	245

Recent Activities

Acquisitions. During the nine months ended September 30, 2026, we expanded our operations with the addition of seven senior living communities. A subsidiary of the Company entered into a separate operations transfer agreement with the prior operator of each acquired operation as part of each transaction.

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

On July 30, 2026, CMS issued the Fiscal Year (“FY”) 2027 Hospice Wage Index and Payment Rate Update final rule (“Hospice Payment Final Rule”), which took effect October 1, 2026. The Hospice Payment Final Rule’s net payment update percentage is 2.3%, which is an estimated increase of $755 million in payments from fiscal year 2026 in the aggregate across all hospice providers. The payment update percentage is based on a 3.2% market basket percentage increase, reduced by a 0.9% productivity adjustment. In addition, the Hospice Payment Final Rule updates the statutory aggregate cap of the total overall payments per patient that may be made to a hospice annually to $36,174.75 for fiscal year 2027, which is an increase of 2.3% from the 2026 fiscal year cap of $35,361.44.

The Hospice Payment Final Rule makes a technical change extending a hospice’s ability to use telehealth to conduct encounters that otherwise have to be conducted face-to-face through December 31, 2027, to align with the Consolidated Appropriations Act of 2026 (i.e., extension of telehealth waivers through December 31, 2027). Further, CMS has made the hospice election statement addendum, which was originally only provided to hospice patients upon request, mandatory for all hospice elections on or after October 1, 2026 (however, CMS is exercising enforcement discretion of this requirement until December 31, 2026). In publishing the Hospice Payment Final Rule, CMS explained that this requirement will provide beneficiaries additional transparency regarding the items, services, and drugs not covered under Medicare’s hospice benefits, so that those beneficiaries can make appropriate treatment decisions. Finally, as part of the Hospice Quality Reporting Program, CMS will add an icon to the Medicare.gov Compare Tool that will identify hospices failing to submit any data or submitting less than the required quality data beginning in the 2028 fiscal year.

Effective May 13, 2026, CMS announced a six-month, nationwide moratorium on new Medicare enrollment applications for hospice providers and home health agencies (“HHA”); this applies to all initial Medicare enrollment applications and to certain changes in majority ownership of existing enrolled providers. The moratorium does not affect currently enrolled providers. This moratorium was announced in coordination with the Anti-Fraud Task Force focusing on initiatives to combat fraud, waste, and abuse. Also, in connection with such moratorium, CMS announced certain enforcement activity against hospices and HHAs (e.g., suspension of Medicare payments to certain providers). Notably, CMS announced heightened scrutiny of newly enrolled providers in Arizona, California, Georgia, Nevada, Ohio, Oklahoma, and Texas. Following CMS’s announcement of this moratorium, certain states have followed suit: for example, Ohio announced a Medicaid enrollment moratorium on May 14, 2026, through November 14, 2026; Arkansas announced it will no longer accept applications for hospices effective May 13, 2026; and, Nevada announced a temporary pause on the issuance of new state licenses for hospices and HHAs on June 5, 2026. All of these reflect alignment with the federal enrollment moratorium.
On July 6, 2026, the Federal Register published CMS’s CY 2027 Home Health Prospective Payment System proposed rule (“HHA Payment Proposed Rule”). The HHA Payment Proposed Rule includes several changes that, if finalized, could materially impact our home health offerings. Under the HHA Payment Proposed Rule, CMS proposes increasing the aggregate net payments to home health agencies by 2.4%, resulting in an aggregate estimated increase across all home health providers of $420 million in payments compared to CY 2026. The payment update percentage includes a payment increase of 2.1% or $370 million, and a 0.3% update to the fixed dollar loss ratio for outlier payments, representing a $50 million increase in funding.

The HHA Payment Proposed Rule also proposes several specific Home Health Quality Reporting Program (“QRP”) proposals. First, CMS proposed to shorten the OASIS assessment data submission and correction deadline to the fifteenth day of the second month after the end of the calendar quarter, beginning with the CY 2027 QRP. Second, CMS proposed aligning the OASIS APU reporting period, which currently begins each July 1 and ends the following June 30, with the calendar year. Third, CMS proposed regulatory changes to transition the QRP noncompliance reconsideration process from letter-based communications to a digital process using communications through CMS’s data submission system to expedite this process.

The HHA Payment Proposed Rule also set forth significant changes to Medicare provider and supplier enrollment processes. If adopted, these provisions would apply to any Medicare provider or supplier, consistent with HHS and CMS’s stated priorities of combatting fraud, waste, and abuse. First, CMS proposed to expand the false-or-misleading information basis for denying or revoking enrollment in Medicare so that this lower standard for denial or revocation of enrollment shall be applicable to any and all of CMS’s and Medicare’s provider-enrollment-related forms or documentation. Second, CMS proposed new and expanded grounds for denying enrollment in Medicare, including but not limited to, an applicant’s failure to abide by certain change in majority ownership rules for hospices and HHAs, if that applicant’s licensure or participation in a state or federal program for the payment of healthcare services had been suspended or revoked. Third, CMS proposed to make all Medicare enrollment revocations retroactive to the date the event or circumstance giving rise to revocation began, rather than applying only prospectively and commencing 30 days after CMS or its contractor mails notice of revocation to the provider. Fourth, the HHA Payment Proposed Rule expands the reapplication-bar authority so that CMS may prohibit a prospective provider or supplier from enrolling in Medicare for up to ten years if its prior application is denied for certain reasons defined by regulation, such as noncompliance with enrollment requirements, misconduct, or unpaid claims or debt owed to Medicare. The proposed rule, if adopted, would significantly expand the grounds on which providers or suppliers are barred from re-applying for enrollment in Medicare after a prior enrollment denial, which currently are limited to denials based on false or misleading information. Finally, a series of other enrollment-related changes were proposed including a new general signage requirement, documentation requirements, and clarification of procedures for appeals and rebuttals concerning CMS’s enrollment decisions.

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

The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Home health services:
Total home health admissions	28,479	20,426	88,147	57,135
Total Medicare home health admissions	11,347	8,221	36,566	22,800
Average Medicare revenue per 60-day completed episode(a)	$3,632	$3,712	$3,641	$3,731
Hospice services:
Total hospice admissions	4,590	3,483	14,239	10,766
Average hospice daily census	5,443	4,044	5,330	3,916
Hospice Medicare revenue per day	$193	$189	$194	$190

(a)	The year-to-date average Medicare revenue per 60-day completed episode includes post-period claim adjustments for prior quarters.

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

The following table summarizes our senior living statistics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Occupancy	78.4%	80.9%	78.6%	79.4%
Average monthly revenue per occupied unit	$5,385	$5,195	$5,388	$5,180

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

General and Administrative Expense. General and administrative expense consists primarily of employee wages and related benefits and travel expenses for our Service Center personnel in providing training and other operational support. General and administrative expense also includes professional fees (including accounting and legal fees), costs relating to information systems, share-based compensation, and rent for our Service Center offices.

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	100.0%	100.0%	100.0%	100.0%
Expense:
Cost of services	82.1	81.0	81.7	80.8
Rent—cost of services	4.6	5.3	4.6	5.4
General and administrative expense	6.8	8.4	7.0	7.9
Depreciation and amortization	1.2	0.9	1.1	0.9
Gain on disposition of property and equipment, net	(0.2)	—	(0.1)	(0.2)
Total expenses	94.5	95.6	94.3	94.8
Income from operations	5.5	4.4	5.7	5.2
Other expense, net:
Other (expense) income	—	0.1	—	—
Income from equity method investment	0.5	—	0.2	—
Interest expense, net	(1.2)	(0.4)	(1.1)	(0.5)
Other expense, net	(0.7)	(0.3)	(0.9)	(0.5)
Income before provision for income taxes	4.8	4.1	4.8	4.7
Provision for income taxes	1.1	1.1	1.2	1.1
Net income	3.7	3.0	3.6	3.6
Less: Net income attributable to noncontrolling interest	0.5	0.3	0.5	0.4
Net income attributable to The Pennant Group, Inc.	3.2%	2.7%	3.1%	3.2%

The following table presents our consolidated GAAP Financial measures for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Consolidated GAAP Financial Measures:
Total revenue	$302,251	$229,039	$885,599	$658,382
Total expenses	285,739	218,801	834,600	623,966
Income from operations	$16,512	$10,238	$50,999	$34,416

The following tables present certain financial information regarding our reportable segments for the periods presented. General and administrative expenses are not allocated to the reportable segments.

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Three Months Ended September 30, 2026
Segment Revenue	$239,813	$60,595	$1,843	$302,251
Segment Cost of Services	198,448	44,411
Segment Adjusted EBITDAR from Operations	$41,365	$16,184		$57,549
Three Months Ended September 30, 2025
Segment Revenue	$173,545	$53,880	$1,614	$229,039
Segment Cost of Services	144,475	38,572
Segment Adjusted EBITDAR from Operations	$29,070	$15,308		$44,378

	Home Health and Hospice Services	Senior Living Services	All Other	Total
	(In thousands)
Segment GAAP Financial Measures:
Nine Months Ended September 30, 2026
Segment Revenue	$705,998	$173,746	$5,855	$885,599
Segment Cost of Services	586,881	125,336
Segment Adjusted EBITDAR from Operations	$119,117	$48,410		$167,527
Nine Months Ended September 30, 2025
Segment Revenue	$498,236	$155,276	$4,870	$658,382
Segment Cost of Services	414,209	110,731
Segment Adjusted EBITDAR from Operations	$84,027	$44,545		$128,572

The table below provides a reconciliation of Segment Adjusted EBITDAR from Operations to Condensed Consolidated Income from Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Segment Adjusted EBITDAR from Operations(a)	$57,549	$44,378	$167,527	$128,572
Less: Unallocated corporate expenses	19,101	15,043	56,711	42,972
Depreciation and amortization	3,685	2,063	9,413	6,179
Rent—cost of services	13,796	12,063	40,322	35,703
Income from equity method investment	1,379	—	1,749	—
Other (expense) income	(78)	182	402	368
Adjustments to Segment EBITDAR from Operations:
Less: Start-up operations(b)	27	(7)	380	(87)
Share-based compensation expense(c)	3,378	2,480	9,024	6,859
Acquisition related costs(d)	128	3,047	832	5,485
Activities associated with transitioning operations(e)	(491)	40	(491)	(976)
Transition services costs(f)	1,550	—	3,214	—
Other unusual, non-recurring, or redundant charges(g)	—	34	—	101
Add: Net income attributable to noncontrolling interest	1,438	805	5,028	2,448
Income from operations	$16,512	$10,238	$50,999	$34,416

(a)	Segment Adjusted EBITDAR from Operations is net income attributable to the Company's reportable segments excluding interest expense, provision for income taxes, depreciation and amortization expense, rent, unallocated corporate and administrative expenses, and, in order to view the operations’ performance on a comparable basis from period to period, certain adjustments including: (1) activities associated with start-up operations, (2) share-based compensation expense, (3) acquisition related costs, (4) activities associated with transitioning operations, (5) transition services costs, (6) other unusual, non-recurring, or redundant charges, and (7) net income attributable to noncontrolling interest. “All Other” consists of revenues generated at operating locations not included in the segment financial information reviewed by the CODM as defined above. Revenue included in the “All Other” category is insignificant individually, and therefore does not constitute a reportable segment. General and administrative expenses are not allocated to the reportable segments, and are included as “Unallocated corporate expenses”, accordingly the segment earnings measure reported is before allocation of corporate general and administrative expenses. The Company's segment measures may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(b)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(c)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(d)	Non-capitalizable costs associated with acquisitions.
(e)	During 2025, an affiliate of the Company held its memory care units in transition and converted the facility into an assisted living community. In 2025 and 2026, the Company received insurance proceeds related to the property which were recorded in Gain on disposition of property and equipment, net on the Consolidated Statements of Income. This affiliate’s operations in 2026 excluding insurance gains are included in start-up operations.
(f)	Costs identified as redundant or non-recurring incurred by the Company as a result of the transition services agreement between the Company and UnitedHealth Group Incorporated (“UnitedHealth”) entered into as part of the acquisition agreement consummated on October 1, 2025. All amounts are included in Cost of services. Fees incurred under the transition services agreement were $1,550 and $6,856 for the three and nine months ended September 30, 2026.
(g)	Represents other unusual, non-recurring, or redundant charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses.

Performance and Valuation Measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Consolidated Non-GAAP Financial Measures:
Performance Metrics
Consolidated EBITDA	$20,060	$11,678	$57,535	$38,515
Consolidated Adjusted EBITDA	$24,707	$17,347	$70,684	$50,095
Valuation Metric
Consolidated Adjusted EBITDAR	$38,448		$110,816

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Segment Non-GAAP Measures:(a)
Segment Adjusted EBITDA from Operations
Home health and hospice services	$38,069	$26,815	$109,403	$77,423
Senior living services	$5,740	$5,575	$17,992	$15,644

(a)	General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss.

The table below reconciles Consolidated Net Income to the consolidated Non-GAAP financial measures, Consolidated EBITDA and Consolidated Adjusted EBITDA, and to the Non-GAAP valuation measure, Consolidated Adjusted EBITDAR, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Consolidated net income	$11,075	$6,886	$32,266	$23,389
Less: Net income attributable to noncontrolling interest	1,438	805	5,028	2,448
Add: Provision for income taxes	3,119	2,518	10,849	7,970
Interest expense, net	3,619	1,016	10,035	3,425
Depreciation and amortization	3,685	2,063	9,413	6,179
Consolidated EBITDA	20,060	11,678	57,535	38,515
Adjustments to Consolidated EBITDA
Add: Start-up operations(a)	27	(7)	380	(87)
Share-based compensation expense(b)	3,378	2,480	9,024	6,859
Acquisition related costs(c)	128	3,047	832	5,485
Activities associated with transitioning operations(d)	(491)	40	(491)	(976)
Transition services costs(e)	1,550	—	3,214	—
Other unusual, non-recurring, or redundant charges(f)	—	34	—	101
Rent related to items (a) and (d) above	55	75	190	198
Consolidated Adjusted EBITDA	24,707	17,347	70,684	50,095
Rent—cost of services	13,796	12,063	40,322	35,703
Rent related to items (a) and (d) above	(55)	(75)	(190)	(198)
Adjusted rent—cost of services	13,741	11,988	40,132	35,505
Consolidated Adjusted EBITDAR	$38,448		$110,816

(a)	Represents results related to start-up operations. This amount excludes rent and depreciation and amortization expense related to such operations.
(b)	Share-based compensation expense and related payroll taxes incurred. Share-based compensation expense and related payroll taxes are included in cost of services and general and administrative expense.
(c)	Non-capitalizable costs associated with acquisitions.
(d)	During 2025, an affiliate of the Company held its memory care units in transition and converted the facility into an assisted living community. In 2025 and 2026, the Company received insurance proceeds related to the property which were recorded in Gain on disposition of property and equipment, net on the Consolidated Statements of Income. This affiliate’s operations in 2026 excluding insurance gains are included in start-up operations.
(e)	Costs identified as redundant or non-recurring incurred by the Company as a result of the transition services agreement between the Company and UnitedHealth Group Incorporated (“UnitedHealth”) entered into as part of the acquisition agreement consummated on October 1, 2025. All amounts are included in Cost of services. Fees incurred under the transition services agreement were $1,550 and $6,856 for the three and nine months ended September 30, 2026.
(f)
Represents other unusual, non-recurring, or redundant charges for legal services, implementation costs, integration costs, and consulting fees in general and administrative and cost of services expenses.

The table below reconciles Segment Adjusted EBITDAR from Operations to Segment Adjusted EBITDA from Operations for the periods presented:

	Three Months Ended September 30,
	Home Health and Hospice		Senior Living
	2026	2025	2026	2025
	(In thousands)
Segment Adjusted EBITDAR from Operations	$41,365	$29,070	$16,184	$15,308
Less: Rent—cost of services	3,296	2,277	10,499	9,786
Rent related to start-up and transitioning operations	—	(22)	(55)	(53)
Segment Adjusted EBITDA from Operations	$38,069	$26,815	$5,740	$5,575

	Nine Months Ended September 30,
	Home Health and Hospice		Senior Living
	2026	2025	2026	2025
	(In thousands)
Segment Adjusted EBITDAR from Operations	$119,117	$84,027	$48,410	$44,545
Less: Rent—cost of services	9,740	6,645	30,582	29,058
Rent related to start-up and transitioning operations	(26)	(41)	(164)	(157)
Segment Adjusted EBITDA from Operations	$109,403	$77,423	$17,992	$15,644

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

We strongly encourage investors to review the Interim Financial Statements included in this Quarterly Report in their entirety and to not rely on any single financial measure. Because these Non-GAAP Financial Measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. These Non-GAAP Financial Measures should not be considered a substitute for, nor superior to, financial results and measures determined or calculated in accordance with GAAP. We strongly urge you to review the reconciliation of Consolidated net income to the Non-GAAP Financial Measures in the table presented above, along with the Interim Financial Statements and related notes included elsewhere in this Quarterly Report.

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
•transition services costs; and
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

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Revenue

	Three Months Ended September 30,
	2026		2025
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$118,161	39.1%	$81,496	35.6%
Hospice	104,831	34.7	76,384	33.3
Home care and other(a)	16,821	5.5	15,685	6.9
Total home health and hospice services	239,813	79.3	173,565	75.8
Senior living services	62,438	20.7	55,474	24.2
Total revenue	$302,251	100.0%	$229,039	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $73.2 million, or 32.0%, during the three months ended September 30, 2026. We experienced growth of $66.2 million from increased operational performance in our Home Health and Hospice segment from increased admissions and census, primarily driven by newly acquired agencies when compared to the three months ended September 30, 2025. The growth in our Senior Living segment resulted in an increase in revenue of $7.0 million driven by acquired senior living communities and an improved average rate per occupied room.
Home Health and Hospice Services

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$118,161	$81,496	$36,665	45.0%
Hospice services	104,831	76,384	28,447	37.2
Home care and other	16,821	15,685	1,136	7.2
Total home health and hospice revenue	$239,813	$173,565	$66,248	38.2%

	Three Months Ended September 30,
	2026	2025	Change	% Change
Home health services:
Total home health admissions	28,479	20,426	8,053	39.4%
Total Medicare home health admissions	11,347	8,221	3,126	38.0
Average Medicare revenue per 60-day completed episode	$3,632	$3,712	$(80)	(2.2)
Hospice services:
Total hospice admissions	4,590	3,483	1,107	31.8
Average daily hospice census	5,443	4,044	1,399	34.6
Hospice Medicare revenue per day	$193	$189	$4	2.1
Number of home health and hospice agencies at period end	175	141	34	24.1

Home health and hospice revenue increased $66.2 million, or 38.2%, for the three months ended September 30, 2026 compared to the prior year quarter. Revenue grew due to an increase in certain key performance indicators, including an increase of 39.4% in total home health admissions, inclusive of an increase in total Medicare home health admissions of 38.0%, an increase in total hospice admissions of 31.8%, and an increase in average daily hospice census of 34.6% during the three months ended September 30, 2026 compared to the prior year quarter. Growth was also driven by the addition of thirty-four home health and hospice operations between September 30, 2025 and September 30, 2026. Agencies acquired during fiscal year 2025 and year-to-date September 30, 2026 drove an increase in revenue of $50.1 million, representing an increase of 28.9% compared to the prior year quarter.

Senior Living Services

	Three Months Ended September 30,
	2026	2025	Change	% Change

Revenue (in thousands)	$62,438	$55,474	$6,964	12.6%
Number of communities at period end	70	61	9	14.8
Occupancy	78.4%	80.9%	(2.5)%
Average monthly revenue per occupied unit	$5,385	$5,195	$190	3.7

Senior living revenue increased $7.0 million, or 12.6%, for the three months ended September 30, 2026 compared to the prior year quarter. Revenue grew due to an increase of 3.7% in average monthly revenue per occupied unit between September 30, 2025 and September 30, 2026. Growth was also driven by the addition of nine senior living communities between September 30, 2025 and September 30, 2026. Communities acquired during fiscal year 2025 and year-to-date September 30, 2026 drove an increase in revenue of $5.6 million, representing an increase of 10.0% compared to the prior year quarter.

Cost of Services

The following table sets forth total cost of services by each of our reportable segments for the periods indicated:

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(In thousands)
Home Health and Hospice	$201,327	$144,911	$56,416	38.9%
Senior Living	46,804	40,519	6,285	15.5
Total cost of services	$248,131	$185,430	$62,701	33.8%

Total consolidated cost of services increased $62.7 million, or 33.8%, for the three months ended September 30, 2026 when compared to the three months ended September 30, 2025. Cost of services as a percentage of revenue increased by 110 basis points from 81.0% to 82.1% for the three months ended September 30, 2026 when compared to the three months ended September 30, 2025.

Home Health and Hospice Services

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(In thousands)
Cost of services	$201,327	$144,911	$56,416	38.9%
Cost of services as a percentage of revenue	84.0%	83.5%	0.5%

Cost of services related to our Home Health and Hospice Services segment increased $56.4 million, or 38.9%, for the three months ended September 30, 2026 when compared to the three months ended September 30, 2025, primarily due to increased volume of services provided and transition costs related to acquisitions. Cost of services as a percentage of revenue for the three months ended September 30, 2026 increased 50 basis points when compared to the three months ended September 30, 2025, primarily due to higher cost patterns at newly acquired operations.

Senior Living Services

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(In thousands)
Cost of services	$46,804	$40,519	$6,285	15.5%
Cost of services as a percentage of revenue	75.0%	73.0%	2.0%

Cost of services related to our Senior Living Services segment increased $6.3 million, or 15.5%, for the three months ended September 30, 2026 when compared to the three months ended September 30, 2025, primarily due to increased wages and benefits and acquisition activity. As a percentage of revenue, costs of service increased by 200 basis points for the three months ended September 30, 2026 when compared to the three months ended September 30, 2025, primarily due to higher cost patterns at newly acquired operations.

Rent—Cost of Services. Rent expense increased 14.4% from $12.1 million to $13.8 million in the three months ended September 30, 2026 when compared to the three months ended September 30, 2025, primarily as a result of the new leases related to the acquired home health and hospice operations and senior living communities. Rent as a percentage of total revenue decreased 70 basis points from 5.3% for the three months ended September 30, 2025, compared to 4.6% for the three months ended September 30, 2026.

General and Administrative Expense. Our general and administrative expense increased $1.3 million, or 6.9%, from $19.3 million to $20.6 million for the three months ended September 30, 2026 when compared to the three months ended September 30, 2025. The primary driver of the increase in general and administrative expense was due to an increase in payroll, incentives, and related benefits for the three months ended September 30, 2026 when compared to the three months ended September 30, 2025. General and administrative expense as a percentage of revenue decreased 160 basis points from 8.4% to 6.8% during the period. The primary driver behind the higher percentage of general and administrative expense for the three months ended September 30, 2025 was due to the evaluation of and preparation for the large UnitedHealth acquisition that occurred October 1, 2025, while the lower percentage of general and administrative expense for the three months ended September 30, 2026 was due to the additional revenue from the UnitedHealth acquisition.

Depreciation and Amortization. Depreciation and amortization expense increased $1.6 million, or 78.6%, from $2.1 million to $3.7 million for the three months ended September 30, 2026 when compared to the three months ended September 30, 2025. The increase in depreciation and amortization was due to the increase in overall property and equipment, net balances driven in part by acquisition activity.

Gain on disposition of property and equipment, net. We recorded a gain of $0.5 million for insurance proceeds received in excess of the carrying values of related assets during the three months ended September 30, 2026. We recorded a net gain of $0.1 million during the three months ended September 30, 2025.

Provision for Income Taxes. We recorded income tax expense of $3.1 million and $2.5 million, or 22.0% and 26.8% of earnings before income taxes, for the three months ended September 30, 2026 and 2025, respectively. The decrease in the effective tax rate is primarily attributable to excess tax benefits from share-based compensation.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

Revenue

	Nine Months Ended September 30,
	2026		2025
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(In thousands)
Home health and hospice services
Home health	$353,024	39.9%	$234,808	35.7%
Hospice	307,570	34.7	220,740	33.5
Home care and other(a)	46,078	5.2	43,907	6.7
Total home health and hospice services	706,672	79.8	499,455	75.9
Senior living services	178,927	20.2	158,927	24.1
Total revenue	$885,599	100.0%	$658,382	100.0%

(a)	Home care and other revenue is included with home health revenue in other disclosures in this Quarterly Report.

Our total revenue increased $227.2 million, or 34.5%, during the nine months ended September 30, 2026. We experienced growth of $207.2 million from increased operational performance in our Home Health and Hospice segment from increased admissions and census, in part driven by newly acquired agencies when compared to the nine months ended September 30, 2025. The growth in our Senior Living segment resulted in an increase in revenue of $20.0 million driven by acquired senior living communities and an improved average rate per occupied room.

Home Health and Hospice Services

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(In thousands)
Home health and hospice revenue
Home health services	$353,024	$234,808	$118,216	50.3%
Hospice services	307,570	220,740	86,830	39.3
Home care and other	46,078	43,907	2,171	4.9
Total home health and hospice revenue	$706,672	$499,455	$207,217	41.5%

	Nine Months Ended September 30,
	2026	2025	Change	% Change
Home health services:
Total home health admissions	88,147	57,135	31,012	54.3%
Total Medicare home health admissions	36,566	22,800	13,766	60.4
Average Medicare revenue per 60-day completed episode(a)	$3,641	$3,731	$(90)	(2.4)
Hospice services:
Total hospice admissions	14,239	10,766	3,473	32.3
Average daily census	5,330	3,916	1,414	36.1
Hospice Medicare revenue per day	$194	$190	$4	2.1
Number of home health and hospice agencies at period end	175	141	34	24.1

(a)	The year-to-date average for Medicare revenue per 60-day completed episode includes post period claim adjustments for prior periods.

Home health and hospice revenue increased $207.2 million, or 41.5%, during the nine months ended September 30, 2026 compared to the same period in the prior year primarily due to an increase of 54.3% in home health admissions, inclusive of an increase in total Medicare home health admissions of 60.4%, an increase of 32.3% in hospice admissions, and an increase in hospice average daily census of 36.1%. Growth was also driven by the addition of thirty-four home health and hospice operations between September 30, 2025 and September 30, 2026. Agencies acquired during fiscal year 2025 and year-to-date September 30, 2026 drove an increase in revenue of $159.2 million, representing an increase of 31.9% compared to the same period in the prior year.

Senior Living Services

	Nine Months Ended September 30,
	2026	2025	Change	% Change

Revenue (in thousands)	$178,927	$158,927	$20,000	12.6%
Number of communities at period end	70	61	9	14.8
Occupancy	78.6%	79.4%	(0.8)%
Average monthly revenue per occupied unit	$5,388	$5,180	$208	4.0

Senior living revenue increased $20.0 million, or 12.6%, for the nine months ended September 30, 2026 compared to the same period in the prior year primarily due to the addition of nine senior living communities and an increase of 4.0% in average monthly revenue per occupied unit between September 30, 2025 and September 30, 2026. Communities acquired during fiscal year 2025 and year-to-date September 30, 2026 drove an increase in revenue of $11.5 million, representing an increase of 7.2% compared to the same period in the prior year.

Cost of Services

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(In thousands)
Home Health and Hospice	$591,197	$415,979	$175,218	42.1%
Senior Living	132,231	115,471	16,760	14.5
Total cost of services	$723,428	$531,450	$191,978	36.1%

Consolidated cost of services increased $192.0 million, or 36.1%, during the nine months ended September 30, 2026 compared to the same period in the prior year. Cost of services as a percentage of revenue for the nine months ended September 30, 2026 increased by 90 basis points to 81.7% from 80.8% compared to the nine months ended September 30, 2025.

Home Health and Hospice Services

	Nine Months Ended September 30,
	2026	2025	Change	% Change
Cost of service (in thousands)	$591,197	$415,979	$175,218	42.1%
Cost of services as a percentage of revenue	83.7%	83.3%	0.4%

Cost of services related to our Home Health and Hospice services segment increased $175.2 million, or 42.1%, compared to the same period in the prior year primarily due to the increased volume of services from the growth in admissions and average daily census. Cost of services as a percentage of revenue for the nine months ended September 30, 2026 increased by 40 basis points compared to the nine months ended September 30, 2025, primarily due to higher cost patterns at newly acquired operations.

Senior Living Services

	Nine Months Ended September 30,
	2026	2025	Change	% Change
Cost of service (in thousands)	$132,231	$115,471	$16,760	14.5%
Cost of services as a percentage of revenue	73.9%	72.7%	1.2%

Cost of services related to our Senior Living services segment increased $16.8 million, or 14.5%, during the nine months ended September 30, 2026 compared to the same period in the prior year primarily due to increased wages and benefits and acquisition activity. As a percentage of revenue, costs of service increased by 120 basis points during the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025, primarily due to higher cost patterns at newly acquired operations.

Rent—Cost of Services. Rent increased 12.9% from $35.7 million to $40.3 million during the nine months ended September 30, 2026 compared to the same period in the prior year, primarily as a result of the new leases related to the acquired home health and hospice operations and senior living communities. As a percentage of revenue, rent—cost of services decreased 80 basis points when compared to the nine months ended September 30, 2025.

General and Administrative Expense. Our general and administrative expense increased $10.2 million, or 19.7%, from $51.7 million to $61.9 million for the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025. The increase in general and administrative expense was due to an increase in payroll, incentive, and related benefits, along with increased professional services for the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025. General and administrative expense as a percentage of revenue decreased 90 basis points from 7.9% to 7.0% during the period. The primary driver behind the higher percentage of general and administrative expense for the nine months ended September 30, 2025 was due to the evaluation of and preparation for the large UnitedHealth acquisition that occurred October 1, 2025, while the lower percentage of general and administrative expense for the nine months ended September 30, 2026 was due to the additional revenue from the UnitedHealth acquisition.

Depreciation and Amortization. Depreciation and amortization expense increased $3.2 million, or 52.3%, from $6.2 million to $9.4 million for the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025. The increase in depreciation and amortization was due to the increase in overall property and equipment, net balances driven primarily by acquisition activity.

Gain on disposition of property and equipment, net. We recorded a gain of $0.5 million for insurance proceeds received in excess of the carrying values of related assets during the nine months ended September 30, 2026. We recorded a net gain of $1.1 million primarily due to insurance proceeds received in excess of the carrying values of related assets during the nine months ended September 30, 2025.

Provision for Income Taxes. We recorded income tax expense of $10.8 million and $8.0 million, or 25.2% and 25.4% of earnings before income taxes, for the nine months ended September 30, 2026 and 2025, respectively. The decrease in the effective tax rate is primarily attributable to excess tax benefits from share-based compensation.

Liquidity and Capital Resources

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our Amended Revolving Credit Facility.

Revolving Credit Facility

On July 31, 2024, Pennant amended and restated its existing credit agreement (as amended, the “Amended Credit Agreement”), which provides for an increased revolving credit facility with a syndicate of banks with a borrowing capacity of $250.0 million (the “Amended Revolving Credit Facility”). The Amended Revolving Credit Facility is not subject to interim amortization and the Company will not be required to repay any loans under the Amended Revolving Credit Facility prior to maturity in July 2029. The Company is permitted to prepay all or any portion of the loans under the Amended Revolving Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any SOFR breakage costs of the lenders.

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

The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Financial covenants require compliance with certain levels of leverage ratios that impact the amount of interest. As of September 30, 2026, the Company was compliant with all such financial covenants.

As of September 30, 2026, we had $18.4 million of cash and $143.6 million of available borrowing capacity on our Amended Revolving Credit Facility.

We believe that our existing cash, cash generated through operations, and access to available borrowing capacity under our Amended Credit Agreement, will be sufficient to provide adequate liquidity for the next twelve months for both our operating activities and for opportunities of acquisition growth.

The following table presents selected data from our Condensed Consolidated Statement of Cash Flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$43,547	$27,336
Net cash used in investing activities	(68,450)	(74,950)
Net cash provided by financing activities	26,268	25,704
Net increase (decrease) in cash	1,365	(21,910)
Cash at beginning of period	17,024	24,246
Cash at end of period	$18,389	$2,336

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

Our net cash provided by operating activities for the nine months ended September 30, 2026 increased by $16.2 million when compared to the nine months ended September 30, 2025. The primary driver of this difference was an increase in net income of $8.9 million, an increase of $10.2 million in non-cash adjustments, offset by a decrease in cash flows from the change in operating assets and liabilities of $2.9 million, net.

Our net cash used in investing activities for the nine months ended September 30, 2026 decreased by $6.5 million compared to the nine months ended September 30, 2025, primarily driven by a decrease in business acquisitions.

Our net cash provided by financing activities increased by approximately $0.6 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due the net issuance of common stock due to share based compensation of $5.2 million offset by a decrease in the net amount drawn on our line of credit used primarily to fund acquisition activity of $1.8 million and distributions to noncontrolling interest of $2.7 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Contractual Obligations, Commitments and Contingencies

We continue to make draws and payments on our Amended Revolving Credit Facility, as described in Note 13, Debt, to the Interim Financial Statements in Part I of this Quarterly Report. Additionally, we have right-of-use assets obtained in exchange for new operating lease obligations, as described in the supplemental disclosures of cash flow information in the

Condensed Consolidated Statements of Cash Flows and in Note 12, Leases, to the Interim Financial Statements in Part I of this Quarterly Report.

Other than those transactions, there have been no other material changes to our total obligations during the period covered by this Quarterly Report outside of the normal course of our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We are exposed to risks associated with market changes in interest rates. On July 31, 2024, Pennant entered into the Amended Credit Agreement, which provides for a revolving credit facility with a syndicate of banks with a borrowing capacity of $250.0 million. On November 3, 2025, Pennant entered into the First Amendment, which provides for an incremental term loan with an aggregate principal amount of $100.0 million. A 1.0% interest rate change would cause interest expense to change by approximately $2.0 million annually based upon our outstanding long-term debt as of September 30, 2026. We manage our exposure to this market risk by examining available financing alternatives.

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

The Increasing Use of Artificial Intelligence Creates or Increases Regulatory and Business Risks That May Have a Material Impact on Our Results.

We are increasingly incorporating artificial intelligence ("AI") and machine learning technologies into certain aspects of our operations. AI is also embedded in or utilized by third-party systems and vendor products on which we rely, in ways that may or may not be apparent, and which may interact with certain aspects of our business that are or may be regulated by federal or state law, including the privacy and use of patient and client information, and decisions regarding resource allocation and utilization. The inherent complexity of AI models may make it difficult to understand how decisions are made, and certain methodologies may lack transparency or explainability.

AI models may produce inaccurate, incomplete, or biased outputs due to limitations in data quality, biased training data, flawed algorithms, or changing data patterns. If AI-supported processes result in errors affecting clinical decision-making, patient care, administrative operations, or other aspects of our business, we could experience adverse patient outcomes, legal claims, regulatory enforcement, and reputational harm. Use of insecure or unauthorized cybersecurity applications, or cybersecurity attacks against us or our third-party service providers, could compromise sensitive patient information, including protected health information, and result in operational disruption, regulatory investigations or penalties, litigation, remediation costs, and reputational harm. There is also a risk that our confidential information or protected health information could become part of an AI model accessible to third-party applications or users as a result of a cybersecurity incident or a vendor's violation of its contractual obligations, which could create new privacy obligations under state and federal laws governing the privacy of patient health information, including the creation of new business associate obligations under HIPAA, and heighten the risk of data breaches or unauthorized use of protected health information.

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

In addition, our ability to compete effectively may depend in part on our ability to develop, adopt, and deploy AI technologies in a timely and cost-effective manner, while still being subject to the regulatory requirements discussed above. If we are unable to do so, or if our competitors or new market entrants deploy AI more effectively, our competitive position could be adversely affected.

Item 5. Other Information

Rule 10b5-1 Plan Election

John G. Nackel, Director, entered into a Rule 10b5-1 trading arrangement on September 1, 2026 (the "Rule 10b5-1 Plan"). Mr. Nackel’s 10b5-1 Plan provides for the potential sale of 40,000 shares of the Company's common stock between the adoption date of the Rule 10b5-1 Plan and its expiration on September 30, 2027.

Mr. Nackel’s Rule 10b5-1 trading arrangement was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company's policies regarding transactions in Company securities.

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

The Pennant Group, Inc.

Dated: November 4, 2026	BY:	/s/ LYNETTE B. WALBOM
Lynette B. Walbom
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)